Form 10-Q
period 2016-09-30
Great Elm Capital Corp.
filed 2016-11-14
CIK 1675033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Quarterly Period Ended September 30, 2016

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact Name of Registrant as Specified in Charter)

Maryland	81-2621577
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

200 Clarendon Street, 51st Floor, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 735-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NASDAQ Capital Market
8.25% Notes due 2020	NASDAQ Capital Market
(Title of each class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding as of November 14, 2016 was 12,889,052.

Part I. Financial Information

Cautionary Note Regarding Forward-Looking Information

The information contained in this report should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial conditions. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪                  our, or our portfolio companies’, future business, operations, operating results or prospects;

▪                  the return or impact of current and future investments;

▪                  the impact of a protracted decline in the liquidity of credit markets on our business;

▪                  the impact of fluctuations in interest rates on our business;

▪                  the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;

▪                  our contractual arrangements and relationships with third parties;

▪                  the general economy and its impact on the industries in which we invest;

▪                  the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

▪                  our expected financings and investments;

▪                  the adequacy of our financing resources and working capital;

▪                  the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;

▪                  the timing of cash flows, if any, from the operations of our portfolio companies;

▪                  the timing, form and amount of any dividend distributions; and

▪                  our ability to maintain our qualification as a regulated investment company and as a business development company.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” we have filed with the United States Securities and Exchange Commission (the “SEC”).

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including, but not limited to, reports on Form 10-K, registration statements, reports on Form 10-Q and reports on Form 8-K.

Item 1. Financial Statements.

The financial statements listed in the index to financial statements following the signature page to this report are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an externally managed, closed-end, non-diversified management investment company. On September 27, 2016, we elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in the debt of middle-market companies as well as small businesses, including senior secured loans, junior loans, mezzanine debt and bonds. Such investments may include an equity component, and, to a lesser extent, we may make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc., a Delaware corporation (“GECM” ) entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”).

Beginning with our fiscal year starting October 1, 2016, we intend to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders on the condition that we satisfy those requirements.

Formation Transactions

On June 23, 2016, we entered into a subscription agreement (the “Subscription Agreement”) with Great Elm Capital Group, Inc., a Delaware corporation (“GEC”), and private investment funds (the “MAST Funds”) managed by MAST Capital Management LLC, a Delaware limited liability company (“MAST”).

▪                  On June 23, 2016, GEC contributed $30.0 million in exchange for 1,966,667 shares of our common stock.

▪                  On September 27, 2016 before we elected to be a BDC, the MAST Funds contributed a portfolio of debt instruments to us (the “Initial GECC Portfolio”) in exchange for 5,935,800 shares of our common stock.

For financial reporting purposes, we will account for the contribution of the Initial GECC Portfolio as an asset acquisition per Section 805 of the Accounting Standards Codification (the “ASC”).  For tax purposes, we will record our basis in the Initial GECC Portfolio at the fair market value of the Initial GECC Portfolio on September 27, 2016.

Under the Subscription Agreement, upon consummation of the Merger, we became obligated to reimburse the costs incurred by GEC and the MAST Funds in connection with the Merger and the transactions contemplated by the Subscription Agreement.  As of September 30, 2016, such reimbursable expenses were estimated to aggregate to $2.9 million.  As we were a development stage enterprise and that obligation was contingent upon consummation of the Merger which was beyond our control, we did not record such contingent liabilities on our September 30, 2016 balance sheet.

On September 27, 2016, we and GECM, a wholly-owned subsidiary of GEC, entered into the Investment Management Agreement and the Administration Agreement.

Following the closing of the Merger, as defined below, we entered into a registration rights agreement with GEC and the MAST Funds.

Full Circle Merger

On June 23, 2016, we entered into an agreement and plan of merger (the “Merger Agreement”) with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), providing for the merger of Full Circle with and into us (the “Merger”) and we are the surviving corporation in the Merger.  Following approval on October 31, 2016 of the Merger by Full Circle’s stockholders, on November 3, 2016:

▪                  The Merger occurred and we became obligated to issue an aggregate of 4,986,585 shares of our common stock to former Full Circle stockholders; and

▪                  Our exchange agent will pay a $5.4 million special cash dividend to former Full Circle stockholders;

We will account for the Merger as a business combination under ASC 805. As of the date of this report, we have not completed our purchase accounting adjustments.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2016, 100% of our total assets were invested in qualifying assets.

Revenues

We generate revenue primarily in the form of interest on the debt investments that we hold. We also may generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay-in-kind (“PIK”). Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee, administration fees (including the allocable portion of overhead under the administration agreement), and, depending on our operating results, an incentive fee, The base management fee and incentive fee remunerates the Investment Manager for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement provides for reimbursement of costs and expenses incurred for office space rental, office equipment and utilities allocable to us under the Administration Agreement, as well as any costs and expenses incurred relating to any non-investment advisory, administrative or operating services provided by the Investment Manager or its affiliates to us. We also bear all other costs and expenses of our operations and transactions (and our common stockholders indirectly bear all of our costs and expenses).

The Investment Management agreement provides that the base management fee be calculated at an annual rate of 1.5% of our total assets (excluding cash and cash equivalents) payable quarterly in arrears. For purposes of calculating the base management fee, “total assets” is determined without deduction for any borrowings or other liabilities. The base management fee will be calculated based on the average value of our total assets (determined under United States generally accepted accounting principles as in effect at the time of the applicable calculation required under the Investment Management Agreement) (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during any calendar quarter.

The incentive fee consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, we will pay GECM 20% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which GECM receives all of such income in excess of the 1.75% level but less than 2.1875% (8.75% annualized) and subject to a total return requirement (described below). The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of our net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, GECM will receive 20.0% of our pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply.

Under the capital gains component of the incentive fee, we will pay GECM at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

Payment of the incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016. For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation from and after November 4, 2016.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

The determination of the incentive fee is subject to limitations under the Investment Company Act and the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our financial statements.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of us, (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (3) are able to transact for the asset, and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of our investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where we believe that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process approved by our board of directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪                  The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our board of directors;

▪                  Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of GECM;

▪                  The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by GECM in good faith in accordance with our valuation policy without the employment of an independent valuation firm;

▪                  Our audit committee recommends, and our board of directors approves, the fair value of the investments in our portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of the audit committee of the board of directors and the board of directors;

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, and enterprise values.

When valuing all of our investments, we strive to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset  developed based on the best information available in the circumstances.

Our investments may be categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

Level 1        Investments valued using unadjusted quoted prices in active markets for identical assets.

Level 2        Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level 3        Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain of our debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method assuming there are no material questions as to collectability. For debt instruments where we received original issue discounts, when principal payments on the debt instrument are received in an amount in excess of the debt instrument’s amortized cost, the excess principal payments are recorded as interest income.

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized gains or losses on the sale of investments are calculated using the specific identification method.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and investment activity

As of September 30, 2016, we have made no investments nor sold any investments, other than the acquisition of the Initial GECC Portfolio which settled on November 1, 2016.  As of September 30, 2016, our cash was held in a non-interest bearing demand deposit account at a bank.

Liquidity and capital resources

As of September 30, 2016, we had $30.0 million of cash, none of which was restricted in nature.

Contractual obligations

We have entered into several contracts under which we have future commitments.

▪                  We entered into the Merger Agreement;

▪                  We entered into the investment management agreement with GECM.

▪                  We entered into the administration agreement with GECM under which GECM provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, GECM may be reimbursed by us for expenses incurred in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and GECM’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

▪                  We entered into the Subscription Agreement pursuant to which we acquired the Initial GECC Portfolio and agreed to reimburse GEC and the MAST Funds for their costs associated with the transactions.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

▪                  We entered into the investment management agreement with GECM.

▪                  We entered into the administration agreement with GECM under which GECM provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, GECM may be reimbursed by us for expenses incurred in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and GECM’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

▪                  We entered into a royalty-free license agreement with GEC, pursuant to which GEC agreed to grant us a non-exclusive, royalty-free license to use the name “Great Elm Capital Corp.”

▪                  We entered into the Subscription Agreement pursuant to which we acquired the Initial GECC Portfolio and agreed to reimburse GEC and the MAST Funds for their costs associated with the transactions.

GECM and its affiliates, employees and associates currently do and in the future may manage other funds and accounts. GECM and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, GECM will allocate investment opportunities based upon a fixed methodology among us and the other funds and accounts (assuming the investment satisfies the objectives of each). We intend to apply for a co-investment exemptive order allowing more flexible allocations by GECM. We may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If GECM is unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, GECM may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns.

Off-Balance Sheet Arrangements

As of September 30, 2016, we have made no investments nor sold any investments, other than the acquisition of the Initial GECC Portfolio which settled on November 1, 2016.  We do not expect to incur income, gains, losses or expenses associated with the transaction until the closing of the Merger.  If the Merger had not closed, the Initial GECC Portfolio would have been retained by the MAST Funds.

We currently have no other off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices

Contractual Obligations

As of September 30, 2016, we had no contractual obligations with stated maturities requiring disclosure under Regulation S-X.

Recent Developments

On November 1, 2016, the contribution of the Initial GECC Portfolio settled.  On November 3, 2016, the Merger was completed.

Item 3: Quantitative and qualitative disclosure about market risk

As of September 30, 2016, our cash was invested in a non-interest bearing demand deposit account.

Item 4. Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our registration statement on Form N-14 (File No. 333-212817).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2016, we sold an aggregate of 5,935,800 shares of our common stock to the MAST Funds per the Subscription Agreement in exchange for the Initial GECC Portfolio.  The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act.  We provided the MAST Funds registration rights with respect to all of the shares issued in such private placement. We do not expect to incur income, gains, losses or expenses associated with the transaction until the closing of the Merger. If the Merger had not closed, the Initial GECC Portfolio would have been retained by the MAST Funds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None

Item 6: Exhibits

The exhibit index following our financial statements is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on of November 11, 2016.

GREAT ELM CAPITAL CORP.

By:	/s/ Michael J. Sell
Name:	Michael J. Sell
Title:	Chief Financial Officer and Treasurer

Great Elm Capital Corp. (a Development Stage Entity)

Index to Unaudited Financial Statements

September 30, 2016

Great Elm Capital Corp. (a Development Stage Entity)

Condensed Statements of Assets and Liabilities

September 30, 2016 and June 30, 2016

Dollar amounts in thousands (except per share and share amounts)

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS
Cash	$30,000	$30,000

Total Assets	30,000	30,000

LIABILITIES AND NET ASSETS
LIABILITIES:
Total Liabilities	—	—

Commitments and Contingencies (See Note 3)
NET ASSETS:	30,000	30,000

Common stock, par value $0.01 per share (100,000,000 authorized; 1,966,667 and 30 shares issued and outstanding, respectively)	—	—
Additional paid in capital	30,000	30,000

Net Assets	30,000	30,000

Total Liabilities and Net Assets	$30,000	$30,000

Net Asset Value Per Share	$15.25	$1,000,000.00

The accompanying notes are an integral part of these financial statements.

Great Elm Capital Corp. (a Development Stage Entity)

Condensed Statement of Changes in Net Assets (Unaudited)

Inception to September 30, 2016

Dollar amounts in thousands

April 22, 2016 (Inception) through September 30, 2016
Capital stock transactions:
Issuance of common stock for cash	$30,000
Increase in net assets resulting from capital stock transactions	30,000
Net increase in net assets	30,000
Net assets at the beginning of the period	—
Net assets at the end of the period	$30,000

Capital share activity:
Shares issued	1,966,667
Shares outstanding at the beginning of the period	—
Shares outstanding at the end of the period	1,966,667

The accompanying notes are an integral part of these financial statements.

Great Elm Capital Corp. (a Development Stage Entity)

Notes to Financial Statements (Unaudited)

September 30, 2016

Dollar amounts in thousands (except share and per share amounts)

1. Nature of Operations and Significant Accounting Policies

Nature of Operations Great Elm Capital Corp. (the Company) was formed on April 22, 2016 as a Maryland corporation. The Company intends to structure itself as an externally managed, non-diversified closed-end management investment company. The Company elected to be regulated as a business development company (a BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act) in September 2016. The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (GECM), a subsidiary of Great Elm Capital Group, Inc., a Delaware corporation (Great Elm Capital Group).

The Company will seek to generate current interest and capital appreciation through debt and equity investments.. The Company expects to invest primarily in secured and senior unsecured debt instruments that it purchases in the secondary markets.

Full Circle Merger The Company and Full Circle Capital Corporation, a Maryland corporation (Full Circle), entered into an Agreement and Plan of Merger, dated as of June 23, 2016 (the Merger Agreement). The Merger Agreement provides for the merger of Full Circle with and into the Company (the Merger) in exchange for the issuance of shares of Company Common Stock. The Company agreed to provide indemnity to Full Circle and its related parties under certain circumstances. The Company has concluded that its indemnification obligation is remote as of the date of the accompanying financial statement. The Merger was completed on November 3, 2016.  The Company will account for the merger as a business combination under Accounting Standards Codification (ASC) Section 805, Business Combinations (ASC 805).  The consideration for the Merger consisted of 4,986,585 shares of common stock, par value $0.01 per share, of the Company (the Common Stock).

Summary of Significant Accounting Policies

Basis of Presentation The accompanying statement of assets and liabilities and statement of changes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (GAAP).  Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included.

Development Stage Entity. The Company follows the guidance in ASC Section 915, Development Stage Entities (ASC 915) and accordingly has determined whether costs incurred are to be charged to expense when incurred or are to be capitalized or deferred. The Company has concluded that costs incurred to date are contingent and when the contingency is resolved will be charged to expense as permitted under ASC 915. See Note 3.

Cash consists of bank demand deposits.  The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities.

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the Code). The Company intends to elect to be taxed as a regulated investment company (RIC) under subchapter M of the Code for the partial taxable year beginning on October 1, 2016 and ending December 31, 2016. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code.  Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year.  Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end. So long as the Company maintains its status as a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), the Company will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Use of Estimates The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Organization and Merger Related Costs Organization costs include costs relating to the formation and incorporation of the business and will be expensed as incurred. Costs related to the Merger and related transactions will be incurred by the Company only if, as and when the transactions are completed. See Note 3.

Basis of Consolidation Under the Investment Company Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.

2. Related Party Arrangements

Investment Management Agreement  On September 27, 2016, the Company entered into an investment management agreement (the Investment Management Agreement) with GECM in connection with the transactions described in Note 5. From and after November 4, 2016, the Company will pay GECM a fee for its services under the Investment Management Agreement. This fee consists of two components: a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.50% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets, as adjusted to exclude cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately prorated.

The incentive fee consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, the Company will pay GECM 20% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which GECM receives all of such income in excess of the 1.75% level but less than 2.1875% (8.75% annualized) and subject to a total return requirement (described below). The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of the Company’s net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, GECM will receive 20.0% of the Company’s pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply.

Under the capital gains component of the incentive fee, the Company will pay GECM at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

Payment of the incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016. For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation from and after November 4, 2016.

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Investment Advisory Agreement or otherwise as an investment adviser of the Company.

The Company’s chief executive officer is also chief investment officer of GECM, a partner in MAST Capital Management (the investment manager of the Company’s largest stockholders) and a member of the board of directors of Great Elm Capital Group.

Administration Agreement  On September 27, 2016, the Company entered into an administration agreement (the Administration Agreement) with GECM to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement. As of the date of the accompanying financial statement, no services have been performed by GECM, and no fees have been paid or accrued.

GECM agreed that the aggregate amount of expenses accrued for reimbursement pursuant to the Administration Agreement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for the Company, inclusive of the fees charged by any sub-administrator to provide such financial, compliance and/or accounting personnel to the Company (the Compensation Expenses), during the year ending November 4, 2017, when taken together with Compensation Expenses reimbursed or accrued for reimbursement by the Company pursuant to the Investment Management Agreement during such period, shall not exceed 0.50% of the Company’s average net asset value during such period.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Administration Agreement or otherwise as administrator for the Company.

3. Commitments and Contingencies

MAST Capital Management, LLC, a Delaware limited liability company (MAST Capital), and Great Elm Capital Group have incurred all organization, transaction-related and offering costs on behalf of the Company which are estimated at approximately $2.900, through September 30, 2016. Following completion of the Merger, the Company’s obligation to reimburse such costs as described in Note 5 became non-contingent, fixed and determinable.

Two complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the “Saunders Action”), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the “Russell Action”), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the “Circuit Court”), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the “Speiser Action,” and together with the Saunders Action and the Russell Action, the “Actions”).

On October 24, 2016, we, Full Circle, Great Elm Capital Group, MAST Capital, certain directors of the Full Circle and plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and the Company agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle’s stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement.

The settlement did not affect the timing of the Special Meeting or the amount of merger consideration paid to stockholders of Full Circle in connection with the Merger.

Full Circle, the Company and the other defendants in the Actions have vigorously denied, and continue vigorously to deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were or could have been alleged in the referenced lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with any and all applicable fiduciary and other legal duties and are entering into the contemplated settlement solely to eliminate the burden and expense of further litigation, to put the claims that were or could have been asserted to rest, and to avoid any possible delay to the closing of the Merger that may have arisen from further litigation. Nothing in this disclosure, the MOU or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the previously filed documents.

4. Indemnification

Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business the Company expects to enter into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

5. Initial Capitalization

The Company, Great Elm Capital Group and funds managed by MAST Capital (the MAST Funds) entered into a Subscription Agreement, dated as of June 23, 2016 (the Subscription Agreement). The Subscription Agreement provides for (a) $30,000 of cash contributed to the Company by Great Elm Capital Group in exchange for shares of Company Common Stock, which is reflected in the accompanying balance sheet and (b) contribution by the MAST Funds of a portfolio of debt instruments (the Initial GECC Portfolio) to the Company in exchange for 5,935,800 shares of Common Stock.

On June 23, 2016, Great Elm Capital Group contributed $30,000 to the Company and the Company issued 30 shares of Common Stock. Such shares were recapitalized into an aggregate of 1,966,667 shares of Common Stock upon the contribution of the Initial GECC Portfolio.

On September 27, 2016, the MAST Funds conveyed the Initial GECC Portfolio to the Company and that transaction settled November 1, 2016. As of September 30, 2016, the Initial GECC Portfolio was comprised of:

Portfolio Company	Industry	Type of Investment	Interest	Maturity	Par Amount/ Quantity	Cost	Fair Value

Avanti Communications Group plc	Wireless Telecommunications Services	Sr. Secured Notes	10.00%	10-1-19	$70,035	$69,272	$55,678

Everi Payments Inc.	Hardware	Sr. Unsecured Notes	10.00%	1-15-22	$12,289	11,379	11,844

Optima Specialty Steel, Inc.	Metals and Mining	Sr. Secured Notes	12.50%	12-15-16	$15,100	15,120	13,817

Tallage Lincoln, LLC	Real Estate Services	Sr. Secured Term Loan	10.00%	5-21-18	$388	388	388

Tallage Adams, LLC	Real Estate Services	Sr. Secured Term Loan	10.00%	12-12-16	$196	196	211

Trilogy International Partners	Wireless Telecommunications Services	Sr. Secured Notes	13.375%	5-15-19	$10,000	9,900	9,988

Total						$106,255	$91,925

The cost amounts reflected in the foregoing table are the MAST Funds’ cost.  Under ASC 805, the Company’s cost basis in these assets will be based on fair value as of November 1, 2016.

On November 1, 2016, the Company issued 5,935,800 shares of Common Stock in exchange for the Initial GECC Portfolio in settlement of the transaction.  Under ASC 805, the Company will account for the contribution of the Initial GECC Portfolio as an asset acquisition as of the settlement date.

In the Subscription Agreement, the Company agreed, to reimburse costs associated with the transactions contemplated by the Subscription Agreement and the Merger Agreement incurred by Great Elm Capital Group and the MAST Funds, if the transaction closed. See Note 3.

6. Subsequent Events

On November 2, 2016, the contribution of the Initial GECC Portfolio settled upon deposit of the Initial GECC Portfolio into the Company’s custody account.

On November 3, 2016, the Merger was completed.

The Company is unaware of any subsequent events that are required to be reflected in the accompanying balance sheet or that are required to be disclosed in these notes.

EXHIBIT INDEX

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

* Filed herewith.