Form 10-K
period 2016-12-31
Great Elm Capital Corp.
filed 2017-03-30
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, 51st Floor, Boston MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Global Market
8.25% Notes due 2020	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes    ☐  No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was zero as of June 30, 2016. Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of March 24, 2017, there were 12,550,746 outstanding shares of the registrant’s common stock

i

PART I

Unless the context otherwise requires, all references to “GECC,” “we,” “us,” “our,” the “Company” and words of similar import are to Great Elm Capital Corp. and/or its subsidiaries.  We reference materials on our website, www.greatelmcc.com, but nothing on our website shall be deemed incorporated by reference or otherwise contained in this report.

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial conditions. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors”.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

Overview

We are a newly formed, externally managed non‑diversified closed‑end management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are an “emerging growth company” within the meaning of the JOBS Act, and, as such, are subject to reduced public company reporting requirements. Our investment objective is to seek to generate both current income and capital appreciation, while seeking to protect against risk of capital loss, by investing predominantly in the debt instruments of middle market companies in a range of industries, which, our external investment manager, Great Elm Capital Management, Inc. (“GECM”) defines as companies with enterprise values between $100.0 million and $2.0 billion. Our investment objectives may be changed without a vote of the holders of a majority of our stockholders. GECM provides the administrative services necessary for us to operate.

We made, and expect to make, multi‑year investments primarily in secured and senior unsecured debt instruments that we purchase in the secondary markets. We may also originate investments directly with issuers. We invest in companies that have high leverage or operate in industries experiencing cyclical declines. Investments in these companies may trade at discounts to their original issue prices. We seek to protect against risk of loss by investing in borrowers with tangible and intangible assets, where GECM believes asset values are expected to, or do, exceed our investment and any debt that is senior to, or ranks in parity with, our investment. We seek investments whose total return potential (interest income plus capital appreciation and fees, if any) appropriately recognizes potential investment risks. GECM’s investment process includes a focus on an investment’s contractual documents, as it seeks to identify rights that enhance an investment’s risk protection and avoid contracts that compromise potential returns or recoveries. We may also invest in subordinated debt, mezzanine debt, and equity or equity‑linked financial instruments.

Our Portfolio at December 31, 2016

A list of the industries in which we had invested as of December 31, 2016 may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2016.

Avanti Communications

Avanti Communications Group plc (“Avanti”) is a leading provider of satellite‑enabled data communications services in Europe, the Middle East and Africa. Avanti’s network consists of: two high throughput satellites, HYLAS 1 and HYLAS 2; a multiband satellite, Artemis; two satellites that are not yet launched, HYLAS 3 and HYLAS 4; and an international fiber network connecting data centers in several countries. Avanti’s satellites primarily operate in the Ka band frequency range. The Ka band allows for the delivery of greater capacity at faster speeds than Ku band capacity.

Optima Specialty Steel

Optima Specialty Steel, Inc. (“Optima”) is a leading independent manufacturer and processor of special bar quality and merchant bar quality hot rolled steel bars, value‑added precision‑tolerance, cold drawn seamless tubes and high quality engineered cold finished steel bars in the U.S. Optima sells its products directly to original equipment manufacturers, as well as to distributors. Furthermore, Optima sells its products into diversified end markets such as transportation (including automotive), energy (including oil and gas shale extraction), agriculture, power generation and yellow goods/construction equipment end markets.

Pristine Environments

Pristine Environments, Inc. (“PEI”) provided facilities maintenance services to local and national commercial clients. PEI managed, maintained and optimized the performance of mission critical facilities for corporate real estate owners in nearly 100 million square feet of specialized buildings through North America. PEI was headquartered in San Diego, California and had operations nationwide.

Everi Holdings

Everi Holdings Inc. (“Everi”) provides a variety of products and services to the gaming industry in North America, operating in two key business segments (1) the Payments division; and (2) the Games division. In the Payments division, Everi is a market‑share leading provider of payment products and solutions to the casino industry; these products range from ATM and credit card transaction processing to data analytics and full‑service kiosks on the casino floor. In the Games division, Everi generates revenue by selling and leasing slot machines to casino operators.

Trilogy International

Trilogy International Partners (“Trilogy”) is a privately held wireless telecom operator based in the U.S., with majority stakes in operating businesses in Bolivia and New Zealand. Trilogy provides data and voice services to cellular customers in Bolivia and New Zealand, and wireline connectivity services to residential customers and enterprises in New Zealand. Trilogy has over 3,700,000 subscribers globally, approximately 1.5x the number of subscribers they serviced 5 years ago.

Davidzon Radio

Davidzon Radio Inc. (“Davidzon”) engages in radio broadcasting activities through its ownership and operation of an AM radio station in the New York, New York market. Davidzon’s station is partially operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

PR Wireless

PR Wireless, Inc. (“PR Wireless”) operates under the OpenMobile brand name and is a mobile network operator that provides wireless telephony services throughout Puerto Rico.

Investment Manager and Administrator

GECM’s investment team has an aggregate of more than 100 years of experience in financing and investing in leveraged middle market companies. GECM’s team is led by Peter A. Reed, who has been employed by MAST Capital Management, LLC (“MAST Capital”) since 2004. Senior members of GECM’s team include Adam M. Kleinman, John S. Ehlinger and Adam W. Yates. The GECM investment team has deployed more than $17.0 billion into more than 550 issuers across 20+ jurisdictions over its 14 plus-year history under MAST Capital.

Investment Selection

GECM employs a team of investment professionals with experience in leveraged finance. The sector‑focused research team performs fundamental research at both the industry and company level. Through in‑depth industry coverage, GECM’s investment team seeks to develop a thorough understanding of the fundamental market, sector drivers, mergers and acquisition activity, security pricing and trading and new issue trends. GECM’s investment team believes that understanding industry trends is an element of investment success. The members of GECM’s investment team believe that by concentrating intensive research efforts on a smaller selection of credits, they can obtain a significant competitive advantage and deliver outperformance over a credit cycle.

Idea Generation, Origination and Refinement

Idea generation and origination is maximized through long‑standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, as well as current and former clients, portfolio companies and investors. GECM’s investment team is expected to supplement these lead sources by also utilizing broader research efforts, such as attendance at prospective borrower industry conferences and an active calling effort to brokers and investment bankers. GECM’s investment team focuses their idea generation and origination efforts on middle‑market companies. In screening potential investments, GECM’s investment team utilizes a value‑oriented investment philosophy with analysis and research focused on the preservation of capital. GECM has identified several criteria that it believes are important in identifying and investing in prospective portfolio companies. GECM’s process requires focus on the terms of the applicable contracts and instruments perfecting security interests. GECM’s criteria provide general guidelines for GECM’s investment committee’s decisions; however, not all of these criteria will be met by each prospective portfolio company in which they choose to invest.

Asset Based Investments.  Debt issued by firms with negative free cash flow but where GECM’s investment thesis is based on the value of the collateral or the issuer’s assets. This type of investment focuses on expected realizable value of the issuer’s assets.

Enterprise Value Investments.  Debt issued by firms whose business generates free cash flow to service the debt with a margin of safety and the enterprise value of the firm represents the opportunity for principal to be repaid by refinancing or in connection with a merger and acquisition transaction. These investments focus on the going concern value of the enterprise.

Other Debt Investments.  The issuer has the ability to pay interest and principal of its debt out of expected free cash flow from its business. These investments focus on the sustainability and defensibility of cash flows from the business.

Due Diligence

GECM’s due diligence typically includes:

▪

analysis of the credit documents by GECM’s investment team (including the members of the team with legal training and years of professional experience). GECM will engage outside counsel when necessary as well;

▪	review of historical and prospective financial information;
▪	research relating to the company’s management, industry, markets, customers, products and services and competitors and customers;
▪	verification of collateral;
▪	interviews with management, employees, customers and vendors of the potential portfolio company; and
▪	informal or formal background and reference checks.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the diligence process present the opportunity to GECM’s investment committee, which then determines whether to pursue the potential investment.

Approval of Investment Transactions

GECM’s procedures call for each new investment under consideration by the GECM analysts to be preliminarily reviewed at periodic meetings of GECM’s investment team. GECM’s investment team then prepares a summary of the investment, including a financial model and risk cases and a legal review checklist. GECM’s investment committee then will hold a formal review meeting and following approval of a specific investment, authorization is given to GECM’s traders, including execution guidelines.

GECM’s investment analysts conduct periodic reviews of the positions for which they are responsible with members of GECM’s investment committee. On a quarterly basis, formal reviews of each position are conducted by GECM’s investment committee.

GECM’s investment analysts and members of the GECM investment committee will jointly decide when to sell a position. The sale decision will then be given to GECM’s traders, who will execute the trade in consultation with the analyst and the applicable member of GECM’s investment committee.

Ongoing Relationship with Portfolio Companies

As a BDC, we offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

GECM’s investment team monitors our portfolio companies on an ongoing basis. They monitor the financial trends of each portfolio company and its respective industry to assess the appropriate course of action for each investment. GECM’s ongoing monitoring of a portfolio company will include both a qualitative and quantitative analysis of the company and its industry.

Valuation Procedures

We value our assets, an essential input in the determination of our net asset value, consistent with generally accepted accounting principles in the United States (“GAAP”) and as required by the Investment Company Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for an extended discussion of our methodology.

Staffing

We do not currently have any employees. Mr. Reed is our chief executive officer and president and GECM’s chief investment officer. Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of Michael J. Sell, our chief financial officer and treasurer, and Robert Wilson, our chief compliance officer.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, hedge funds, mutual funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks, direct lending funds and other sources of funding. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles those entities have begun to invest in areas they have not traditionally invested in, including making investments in the types of portfolio companies we target. Many of these entities have greater financial and managerial resources than we do.

Exemptive Relief

We intend to apply to the SEC for exemptive relief that will allow us to co‑invest, together with other investment vehicles managed by GECM or MAST Capital, in specific investment opportunities. We are unable to predict whether or not the SEC will grant the requested exemption. If the SEC does not provide the requested exemption, GECM will allocate investment opportunities to different investment vehicles in accordance with its allocation policies.

Formation Transactions

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), that provided for a stock-for-stock merger (the “Merger”) of Full Circle with and into GECC. Concurrent with delivery of the Merger Agreement, we entered into a Subscription Agreement with Great Elm Capital Group, Inc., a Delaware corporation (“GEC”), and private investment funds (the “MAST Funds”) managed by MAST Capital (the “Subscription Agreement”). Per the Subscription Agreement, GEC contributed $30.0 million to us. Prior to the Merger and our election to be regulated as a BDC under the Investment Company Act, per the Subscription Agreement, we acquired a portfolio of debt instruments (the “Initial GECC Portfolio”) from the MAST Funds. As a result of the transactions contemplated by the Subscription Agreement, the MAST Funds owned approximately seventy five percent of the pre‑Merger outstanding shares of our common stock and GEC owned twenty five percent of the pre‑Merger outstanding shares of our common stock.  The Merger was completed on November 3, 2016.

Investment Management Agreement

Management Services

GECM serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors (our “Board”), GECM manages our day‑to‑day operations and provides investment advisory and management services to us. Under the terms of an Investment Management Agreement, dated as of September 27, 2016 (the “Investment Management Agreement”), by and between us and GECM, GECM:

▪	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

▪	identifies, evaluates and negotiates the structure of our investments (including performing due diligence on our prospective portfolio companies);
▪	closes and monitors our investments; and
▪	determines the securities and other assets that we purchase, retain or sell.

GECM was initially formed to provide investment advisory services to us and it has not previously provided investment advisory services to anyone else. However, GECM’s services to us under the Investment Management Agreement are not exclusive, and GECM is free to furnish similar services to other entities.

Management Fee

Under the Investment Management Agreement, GECM receives a fee from us, consisting of two components: (1) a base management fee and (2) an incentive fee.

The base management fee is calculated at an annual rate of 1.50% based on the average value of our total assets (determined under GAAP) (other than cash or cash equivalents but including assets purchased with borrowed funds or other forms of leverage) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre‑incentive fee net investment income for the quarter. Pre‑incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre‑incentive fee net investment income includes any accretion of original issue discount, market discount, payment‑in‑kind interest, payment‑in‑kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we and our consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).

Pre‑incentive fee net investment income does not include any realized capital gains or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre‑incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre‑incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined in accordance with GAAP) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.75% per quarter (7.00% annualized). If market interest rates rise, we may be able to invest in debt instruments that provide for a higher return, which would increase our pre‑incentive fee net investment income and make it easier for GECM to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre‑incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) used to calculate the 1.50% base management fee.

We pay the incentive fee with respect to our pre‑incentive fee net investment income in each calendar quarter as follows:

▪	no incentive fee in any calendar quarter in which the pre‑incentive fee net investment income does not exceed the hurdle rate;
▪

100% of our pre‑incentive fee net investment income with respect to that portion of such pre‑incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre‑incentive fee net investment income (which exceeds the hurdle rate but is less than 2.1875%) as the “catch‑up” provision. The catch‑up is meant to provide GECM with 20% of the pre‑incentive fee net investment income as if a hurdle rate did not apply if our net investment income exceeds 2.1875% in any calendar quarter; and

▪	20% of the amount of our pre‑incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

These calculations are adjusted for any share issuances or repurchases during the quarter. Any income incentive fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) will be deferred, on a security by security basis, and will become payable only if, as, when and to the extent cash is received by us or our consolidated subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write‑down, write‑off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce pre‑incentive fee net investment income and (2) reduce the amount deferred pursuant to the terms of the Investment Management Agreement. Subsequent payments of income incentive fees deferred pursuant to this paragraph do not reduce the amounts payable for any quarter pursuant to the other terms of the Investment Management Agreement.

The following is a graphical representation of the calculation of the income related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre‑incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre‑incentive fee net investment income

allocated to income related portion of incentive fee

These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

The second part of the incentive fee, or the “Capital Gains Fee,” is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the partial calendar year ended December 31, 2016, and is calculated at the end of each applicable year by subtracting (1) the sum of our and our consolidated subsidiaries’ cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our and our consolidated subsidiaries’ cumulative aggregate realized capital gains, in each case calculated from November 4, 2016. If such amount is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee for such year.

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment. The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (1) the net sales price of each investment in our portfolio when sold is less than (2) the accreted or amortized cost basis of such investment. The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the fair value of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

We will defer cash payment of any incentive fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid). “Cumulative Pre‑Incentive Fee Net

Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters.

Examples of Quarterly Incentive Fee Calculation

The following hypothetical calculations illustrate the calculation of net investment income based incentive fees under the Investment Management Agreement.

	Assumption 1	Assumption 2		Assumption 3
Investment income (including interest, dividends, fees, etc.)(1)	1.25%	2.70%		3.00%
Hurdle rate(2)	1.75%	1.75%		1.75%
Management fee(3)	0.38%	0.38%		0.38%
Pre-incentive fee net income (net of management fee + other expenses)(4)	0.68%	2.125%		2.425%
Incentive fee	0	0.38%	(5)(6)	0.485%	(6)(7)(8)

(1)	The hypothetical amount of pre‑incentive fee net investment income shown is based on a percentage of total net assets.
(2)	Represents 7.0% annualized hurdle rate.
(3)	Represents 1.5% annualized management fee.
(4)	Excludes organizational and offering expenses. Other Expenses are assumed to be 0.19% in the examples.
(5)	100% x pre-incentive fee net income, subject to the “catch up” is calculated as 100% x (2.125% - 1.75%)
(6)

The “catch‑up” provision is intended to provide the investment adviser with an incentive fee of 20% on all of our pre‑incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

(7)	The catch-up is calculated as 2.1875% − 1.75%= 0.4375%
(8)	The incentive fee is calculated as (100% × 0.4375%) + (20% × (2.425% − 2.1875%)) = 0.475%. The total fee is the sum of 0.4375 (the catch-up) plus 0.0475% (20% of the excess over the hurdle rate).

The following hypothetical calculations illustrate the calculation of the capital gains based incentive fee under the Investment Management Agreement.

	In millions
	Assumption 1		Assumption 2
Year 1 - Investment in Company A	$20.00		$20.00
Year 1 – Investment in Company B	$30.00		$30.00
Year 1 – Investment in Company C	—		$25.00
Year 2 – Proceeds from sale of investment in Company A	$50.00		$50.00
Year 2 – Fair market value (FMV) of investment in Company B	$32.00		$25.00
Year 2 – FMV of investment in Company C	—		$25.00
Year 3 – FMV of investment in Company B	$25.00		$24.00
Year 3 – Proceeds from sale of investment in Company C	—		$30.00
Year 4 – Proceeds from sale of investment in Company B	$31.00		—
Year 4 – FMV of investment in Company B	—		$35.00
Year 5 – Proceeds from sale of investment in Company B	—		$20.00
Capital gains portion of the incentive fee:
Year 1	$0		$0
Year 2	$6.0	(1)	$5.0	(4)
Year 3	$0	(2)	$0.8	(5)
Year 4	$0.2	(3)	$1.2	(6)
Year 5	—		$0	(7)

(1)	$30.0 million realized capital gain on sale of Investment A multiplied by 20%
(2)

The greater of (i) zero and (ii) $5.0 million (20% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gain fee paid in Year 2))

(3)	$6.2 million ($31.0 million cumulative realized capital gains multiplied by 20%) less $6.0 million (capital gain fee paid in Year 2)
(4)	20% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)
(5)	$5.8 million (20% multiplied by $29.0 million ($35.0 million cumulative realized capital gains less $6.0 million unrealized capital depreciation)) less $5.0 million capital gains fee paid in Year 2
(6)	$7.0 million (20% multiplied by $35.0 million ($35.0 million cumulative realized capital gains)) less $5.8 million cumulative capital gains fee paid in Year 2 and Year 3
(7)

Greater of (i) zero and (ii) $5.0 million (20% multiplied by $25 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative capital gains fee paid in Year 2, Year 3, and Year 4

As illustrated in Year 3 of Assumption 1 above, if GECC were to be wound up on a date other than December 31 of any year, we may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if GECC had been wound up on December 31 of such year.

Payment of Expenses

The services of all investment professionals and staff of GECM, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by GECM. We bear all other costs and expenses of our operations and transactions, including (without limitation):

▪	our organizational expenses;
▪

fees and expenses, including reasonable travel expenses, actually incurred by GECM or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of counsel, consultants and experts) and fees and expenses relating to, or associated with, evaluating, monitoring, researching and performing due diligence on investments and prospective investments (including payments to third party vendors for financial information services);

▪

out‑of‑pocket fees and expenses, including reasonable travel expenses, actually incurred by GECM or payable to third parties related to the provision of managerial assistance to our portfolio companies that we agree to provide such services to under the Investment Company Act (exclusive of the compensation of any investment professionals of GECM);

▪	interest or other costs associated with debt, if any, incurred to finance our business;
▪	fees and expenses incurred in connection with our membership in investment company organizations;
▪	brokers’ commissions;
▪	investment advisory and management fees;
▪	fees and expenses associated with calculating our net asset value (including the costs and expenses of any independent valuation firm);
▪	fees and expenses relating to offerings of our common stock and other securities;
▪	legal, auditing or accounting expenses;
▪	federal, state and local taxes and other governmental fees;
▪

the fees and expenses of GECM, in its role as the administrator, and any sub‑administrator, our transfer agent or sub‑transfer agent, and any other amounts payable under the Administration Agreement, or any similar administration agreement or sub‑administration agreement to which we may become a party;

▪	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our securities;
▪	the expenses of and fees for registering or qualifying our shares for sale and of maintaining our registration and registering us as a broker or a dealer;
▪	the fees and expenses of our directors who are not interested persons (as defined in the Investment Company Act);
▪	the cost of preparing and distributing reports, proxy statements and notices to stockholders, the SEC and other governmental or regulatory authorities;
▪	costs of holding stockholders’ meetings;
▪	listing fees;
▪

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our articles of incorporation or bylaws insofar as they govern agreements with any such custodian;

▪	any amounts payable under the Administration Agreement;
▪	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
▪

our allocable portion of the costs associated with maintaining any computer software, hardware or information technology services (including information systems, Bloomberg or similar terminals, cyber security and related consultants and email retention) that are used by us or by GECM or its respective affiliates on our behalf (which allocable portion shall exclude any such costs related to investment professionals of GECM providing services to us);

▪

direct costs and expenses incurred by us or GECM in connection with the performance of administrative services on our behalf, including printing, mailing, long distance telephone, cellular phone and data service, copying, secretarial and other staff, independent auditors and outside legal costs;

▪

all other expenses incurred by us or GECM in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs (including reasonable travel expenses); and

▪

costs incurred by us in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

GECM agreed that the aggregate amount of expenses accrued for reimbursement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for us, including the fees charged by any sub‑administrator to provide such personnel to us for the twelve months ending November 3, 2017, when taken together with such expenses reimbursed or accrued for reimbursement by us pursuant to the Administration Agreement during such period, shall not exceed 0.50% of our average net asset value during such period.  We have accrued $0.08 million as of December 31, 2016 under the reimbursement provision of the Administration Agreement.  It is possible that such amount will be reduced as a result of GECM’s expense cap which will be determined retrospectively as of November 4, 2017.

Duration and Termination

Our Board approved the Investment Management Agreement on August 8, 2016. Unless terminated earlier, the Investment Management Agreement will continue in effect until September 27, 2018, and will renew for successive annual periods thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon sixty days’ written notice to the other.

Conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation. Any material change to the Investment Management Agreement must be submitted to stockholders for approval under the Investment Company Act and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the Investment Management Agreement.

Indemnification

We agreed to indemnify GECM, its stockholder and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with it, to the fullest extent permitted by law, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Investment Management Agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

GECM is a Delaware corporation and is registered as an investment adviser under the Advisers Act. GECM’s principal executive offices are located at 200 Clarendon Street, 51st Floor, Boston, MA 02116.

Regulation as a Business Development Company

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of:

▪	67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or
▪	more than 50% of the outstanding voting securities.

A majority of our directors must be persons who are not interested persons, as that term is defined in the Investment Company Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We are generally unable to sell shares of our common stock at a price below net asset value per share. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. We may, however, sell shares of our common stock at a price below net asset value per share:

▪	in connection with a rights offering to our existing stockholders,
▪	with the consent of the majority of our common stockholders, or
▪	under such other circumstances as the SEC may permit.

For example, we may sell shares of our common stock at a price below the then current net asset value of our common stock if our Board determines that such sale is in our and our stockholders’ best interests, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which shares of our common stock may be the fair value of such shares of common stock. We may be examined by the SEC for compliance with the Investment Company Act.

We may not acquire any asset other than "qualifying assets" unless, at the time we make such acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

▪	securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;
▪	securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and
▪	cash, cash items, government securities or high quality debt securities (within the meaning of the Investment Company Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC) and that:

▪	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;
▪	is controlled by the BDC and has an affiliate of the BDC on its board of directors;
▪	does not have any class of securities listed on a national securities exchange;

▪	is a public company that lists its securities on a national securities exchange with a market capitalization of less than $250.0 million; or
▪	meets such other criteria as may be established by the SEC.

Control, as defined by the Investment Company Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must offer to the issuer of those securities managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, so that 70% of our assets, as applicable, are qualifying assets. We will invest in U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a regulated investment company (a “RIC”) for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock, if our asset coverage, as defined in the Investment Company Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of our common stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage.

We and GECM have each adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our or GECM's personnel, respectively. Our and GECM's codes of ethics generally do not permit investments by our or GECM's employees, as applicable, in securities that may be purchased or held by us or GECM, as applicable. You may read and copy these codes of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Material Federal Income Tax Matters

We intend to elect to be taxed as a RIC beginning with our tax year that began on October 1, 2016 and ended on December 31, 2016, and we intend to continue to qualify to be taxed as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax‑exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least

50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate‑level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of:

▪

our investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short‑term capital gain over net long‑term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid; and

▪

net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long‑term capital gain in excess of short‑term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis.

To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible four percent U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

▪	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
▪

at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one‑year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

▪	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the four percent federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

If we realize a net capital loss, the excess of our net short‑term capital loss over our net long‑term capital gain is treated as a short‑term capital loss arising on the first day of our next taxable year and the excess of our net long‑term capital loss over our net short‑term capital gain is treated as a long‑term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund‑level U.S. federal income tax, regardless of whether they are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses.

Our Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things:

▪	disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction;
▪	convert lower taxed long‑term capital gain and qualified dividend income into higher taxed short‑term capital gain or ordinary income;
▪	convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited);
▪	cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur;
▪	adversely alter the characterization of certain complex financial transactions; and
▪	produce income that will not qualify as “good income” for purposes of the 90% annual gross income requirement described above.

We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities (even if it is not advantageous to dispose of such securities) to mitigate the effect of these rules and prevent disqualification of us as a RIC.

Investments we make in securities issued at a discount or providing for deferred interest or payment-in-kind (“PIK”) interest are subject to special tax rules that will affect the amount, timing and character of distributions to stockholders. For example, with respect to securities issued at a discount, we will generally be required to accrue daily as income a portion of the discount and to distribute such income on a timely basis each year to maintain our qualification as a RIC and to avoid U.S. federal income and excise taxes. Since in certain circumstances we may recognize income before or without receiving cash representing such income, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate‑level income tax.

Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work‑out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non‑cash income. Any such restructuring may also result in our recognition of a substantial amount of non‑qualifying income for purposes of the 90% gross income requirement or our receiving assets that would not count toward the asset diversification requirements.

Gain or loss recognized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long‑term or short‑term, depending on how long we held a particular warrant.

If we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. Stockholders will generally not be entitled to claim a U.S. foreign tax credit or deduction with respect to foreign taxes paid by us.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark‑to‑market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Our ability to make either election will depend on factors beyond our control. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A U.S. Stockholder, for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receives any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Although the Code generally provides that income inclusions from a QEF and subpart F income from CFCs will be “good income” for purposes of the 90% gross income requirement to the extent it is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF and subpart F income for which no distribution is received during the RIC’s taxable year would be “good income” for the 90% gross income requirement. The Internal Revenue Service (the “IRS”) has issued a series of private rulings in which it has concluded that all income inclusions from a QEF and subpart F income included in a RIC’s income would constitute “good income” for purposes of the 90% gross income requirement. The Department of the Treasury, however, has recently proposed regulations that would treat such income as not being “good income” for purposes of the 90% gross income requirement. If such regulations are finalized, and if we realize a material amount of such income and it is not considered “good income” for purposes of the 90% gross income requirement, we may fail to qualify as a RIC.

Our functional currency is the U.S. dollar for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

If we borrow money, we may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Limits on our payment of dividends may prevent us from meeting the Annual Distribution Requirement, and may, therefore, jeopardize our qualification for taxation as a RIC, or subject us to the 4% excise tax.

Even if we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the Investment Company Act, we are not permitted to make distributions to our stockholders while our debt obligations and senior securities are outstanding unless certain “asset coverage” tests are met. This may also jeopardize our qualification for taxation as a RIC or subject us to the 4% excise tax.

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the asset diversification requirements. If we dispose of assets to meet the Annual Distribution Requirement, the asset diversification requirements, or the 4% excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income that we might otherwise earn, such as lease income, management fees, or income recognized in a work‑out or restructuring of a portfolio investment, may not satisfy the 90% gross income requirement. To manage the risk that such income might disqualify us as a RIC for a failure to satisfy the 90% gross income requirement, one or more of our subsidiaries treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the yield to our stockholders on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and relief is not available as discussed above, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders nor would we be required to make distributions for tax purposes. Distributions would generally be taxable to our stockholders as ordinary dividend income eligible for reduced maximum rates for non-corporate stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate U.S. stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we were to fail to meet the RIC requirements for more than two consecutive years and then to seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate level tax on any such unrealized appreciation recognized during the succeeding five‑year period.

Administration Agreement

Our Board approved the Administration Agreement on August 8, 2016. Pursuant to the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as the Administrator. Under the Administration Agreement, GECM will, from time to time, provide, or otherwise arrange for the provision of, other services GECM determines to be necessary or useful to perform its obligations under the Administration Agreement, including retaining the services of financial, compliance, accounting and administrative personnel that perform services on our behalf, including personnel to serve as our chief financial officer and chief compliance officer. Under the Administration Agreement, GECM also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GECM assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments made by us to GECM under the Administration Agreement are equal to an amount based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer and their respective staffs). The Administration Agreement may be terminated by either party without penalty upon sixty days’ written notice to the other party.

We bear all costs and expenses that are incurred in our operation and transactions and not specifically assumed by GECM pursuant to the Investment Management Agreement.

The Administration Agreement provides that, to the fullest extent permitted by law, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from or otherwise based upon the rendering of GECM’s services under the Administration Agreement or otherwise as our administrator.

Great Elm License Agreement

We entered into a license agreement with GEC pursuant to which GEC granted us a non‑exclusive, royalty‑free license to use the name “Great Elm Capital Corp.” Under the license agreement, we have a right to use the Great Elm Capital Corp. name and the Great Elm Capital logo for so long as GECM, or an affiliate thereof, remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Great Elm Capital Corp.” name. The license agreement may be terminated by either party without penalty upon sixty-days’ written notice to the other.

Brokerage Allocation and Other Practices

GECM does not expect to execute our transactions through any particular broker or dealer, but it plans to seek to obtain the best net results for us taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While GECM will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, GECM may select a broker based partly upon brokerage or research services provided to GECM, us or GECM’s other clients. In return for such services, we may pay a higher commission than other brokers would charge if we or GECM determines in good faith that such commission is reasonable in relation to the services provided.

Item 1A. Risk Factors

Risks Relating to Our Investments

We face increasing competition for investment opportunities.  We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle‑market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market would force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We believe that competitors will make first and second lien loans with interest rates and returns that are lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns offered to potential portfolio companies.

We may lose all of our investment in Avanti. You should be aware that on July 7, 2016 Avanti announced that under certain circumstances it may not have access to sufficient liquidity to meet its funding requirements through the second quarter of 2017. On July 11, 2016, Avanti announced the undertaking of a strategic review to consider all financial and strategic options, including a sale of the company pursuant to the City Code on Takeovers and Mergers (the “City Code”). Following these announcements, on July 14, 2016, Moody’s downgraded Avanti’s 10% senior secured bonds due 2019 (the “Existing Notes”).

On September 16, 2016, Avanti announced that it was launching a consent solicitation process to facilitate paying the October 1, 2016 coupon on the Existing Notes in kind in lieu of cash. In order to further support the strategic review process, Avanti also announced that it had entered into binding agreements with certain suppliers to defer approximately $39.0 million of capital expenditure payments to the third quarter of fiscal 2017.

On October 17, 2016, Avanti announced the completion of its consent solicitation process with respect to the Existing Notes, receiving consents from the holders of 89.5% of the Existing Notes to permit paying the interest due on October 1, 2016 with respect to consenting holders’ Existing Notes in the form of additional Existing Notes in lieu of cash.

Because Avanti failed to obtain consent from at least 90% of the holders of the Existing Notes, it was required to pay $3.39 million of the October coupon in the form of cash rather than additional notes.

On December 20, 2016, Avanti announced the completion of its strategic review, which included termination of the formal sale process and end of the offer period (in each case as defined under the City Code), as well as the launch of a consent solicitation, exchange offer and new money offer as part of a larger financial restructuring of the Existing Notes.

On January 6, 2017, Avanti announced that it had received consents from holders of 91.85% of the Existing Notes in connection with the consent solicitation to permit, among other things, the incurrence of up to $132.5 million in super-senior indebtedness and the payment of PIK interest on the Existing Notes in lieu of cash for certain future interest payments due on the Existing Notes.

On January 27, 2017, Avanti announced the completion of its previously announced refinancing, with the settlement of its (1) consent solicitation to permit, among other things, the incurrence of up to $132.5 million in super senior indebtedness and the payment of PIK interest on the Existing Notes in lieu of cash for certain future interest payments due on the Existing Notes, (2) offer to holders of Existing Notes the opportunity to purchase up to $132.5 million aggregate principal amount of 10%/15% Senior Secured Notes due 2021 (the "PIK Toggle Notes") (the "New Money Offer") and (3) offer to holders participating in the New Money Offer to exchange a portion of their Existing Notes for additional PIK Toggle Notes.  Holders who elected to backstop the New Money Offer also received their pro rata share of additional common equity issued by Avanti in an aggregate amount equal to 9.09% of Avanti’s total outstanding shares.

Through completion of the consent solicitation and the New Money Offer, Avanti received $80.0 million of new cash funding, with an additional $50.0 million of funding available on a delayed draw basis, and will have the ability to defer up to $112.0 million of future interest payments through April 2018.

If there is an event of default under the indentures governing the PIK Toggle Notes or the Existing Notes and the obligations under the PIK Toggle Notes and/or the Existing Notes are accelerated, Avanti likely will not have sufficient liquidity to pay the obligations under the PIK Toggle Notes or the Existing Notes, as the case may be. You should be aware that, under such circumstances, Avanti may consider other restructuring options, such as entering into an insolvency procedure under English law or by filing for Chapter 11 protection under the United States Bankruptcy Code, the consequences of which could include a reduction in the value of the assets available to satisfy the PIK Toggle Notes and/or the Existing Notes and the imposition of costs and other additional risks on holders of the PIK Toggle Notes and the Existing Notes, including a material reduction in the value of the PIK Toggle Notes and the Existing Notes and their potential conversion to equity interests in Avanti. In such an event, we may lose all or part of our investment in Avanti.

We committed to purchase an additional $5.6 million of Avanti debt in connection with the refinancing.

As of December 31, 2016, Avanti is our largest investment. We may sell at a loss all or a portion of our investment in Avanti from time to time in order to meet diversification requirements under the Code or as part of our portfolio management strategy.

Changes in the regulatory framework under which the wireless telecommunications industry operates and significant competition in the wireless telecommunications industry could adversely affect our business prospects or results of operations.  We hold a large position in Avanti. As a result of our stake in Avanti, we are exposed to risks associated with the wireless telecommunications sector.

For example, Avanti’s operations are regulated by various foreign governments and international bodies. These regulatory regimes restrict or impose conditions on Avanti’s ability to operate in designated areas and to provide specified products or services. In addition, new laws or regulations or changes to the existing regulatory framework could impose additional costs, impair revenue opportunities and potentially impede Avanti’s ability to provide services. The further regulation of Avanti’s activities could impact Avanti’s ability to compete in the marketplace and limit the return Avanti, and, as a result, we, can expect to achieve.

In addition, Avanti’s business may also be affected by the significant competition in the wireless telecommunications industry. There is rapid development of new technologies, services and products, which brings new competitors to the market. While these changes have enabled companies like Avanti to offer new types of products and services, they have also allowed other providers to broaden the scope of their own competitive offerings. Avanti’s ability to compete effectively will depend on, among other things, how successfully Avanti anticipates and responds to various factors affecting its industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If Avanti is not able to respond successfully to these competitive challenges, Avanti may face challenges in meeting its required payments under its debt securities held by us, which could result in a material decrease in the fair value of such debt securities, and a corresponding material adverse change in our financial position and results of operations.

Our portfolio will be limited in diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.  Our portfolio is likely to hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with qualification as a RIC, we do not have fixed guidelines for diversification, and our investments are likely to be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some funds, we are more susceptible to failure if a single investment fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio will be concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.  Our portfolio is likely to be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact our aggregate realized returns.

In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries GECM does not necessarily have extensive historical research coverage. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.  As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our returns on equity.  We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, repay debt or purchase our shares, depending on expected future investment opportunities. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.  We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments if we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies may harm our operating results.  A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of our investments and foreclosure on our secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of financial covenants, with a defaulting portfolio company. If any of these occur, it could materially and adversely affect our operating results and cash flows.

By investing in companies that are experiencing significant financial or business difficulties, we will be exposed to distressed lending risks. As part of our lending activities, we may purchase notes or loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure you that we will correctly evaluate the value of the assets collateralizing our investments or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a portfolio company, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the investment advanced by us to the borrower.

Our investments are very risky and highly speculative, and the lower middle‑market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Senior Secured Loans and Notes.  There is a risk that the collateral securing our loans and notes may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan or note. Consequently, the fact that a loan or note is secured does not guarantee that we will receive principal and interest payments according to the loan’s or note’s terms, or at all, or that we will be able to collect on the loan or note should we be forced to enforce our remedies.

Mezzanine Loans.  Our mezzanine debt investments will be generally subordinated to senior loans and will be generally unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Unsecured Loans and Notes.  We may invest in unsecured loans and notes. If the issuer defaults or has an event of insolvency, other creditors may rank senior, be structurally senior or have lien protection that effectively renders their claim superior to our rights under our unsecured notes or loans, which could likely result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments.  When we invest in senior secured loans or mezzanine loans, we may acquire equity securities, including warrants, as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in middle‑market companies involves a number of significant risks, including:

▪

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

▪

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

▪

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company;

▪

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and GECM may be named as defendants in litigation arising from our investments in the portfolio companies;

▪	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
▪

a portion of our income may be non‑cash income, such as contractual PIK interest, which represents interest added to the debt balance and due at the end of the instrument’s term, in the case of loans, or issued as additional notes in the case of bonds. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectable if the borrower defaults.

Investing in middle‑market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or notes or fails to perform as we expect.  Our portfolio consists primarily of debt and equity investments in privately owned lower middle‑market companies. Investing in lower middle‑market companies involves a number of significant risks. Typically, the debt in which we invest are not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade, which are referred to as “junk bonds.” Compared to larger publicly owned companies, these middle‑market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital or sell their assets, which could potentially result in the collateral being sold for less than its fair market value. If they are unable to raise sufficient funds to repay us, the loan will go into default, which will require us to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive us from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments. Moreover, there are no assurances that any recovery on such loan will be obtained. Most of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

An investment strategy that includes privately held companies presents challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.  We will invest in privately held companies. Generally, little public information exists about these companies, and we are required to rely on GECM’s ability to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.  Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invested. Also, in insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.  Even though we may have structured investments as secured investments, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior investment is re‑characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans and notes that we invest in may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.  We may purchase loans or notes that are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us or the indenture trustee to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow. Typically the intercreditor agreements expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements it may enter, we may be unable to realize the proceeds of any collateral securing some of our loans and notes.

The reference rates for our loans may be manipulated.  Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of the London Inter Bank Borrowing Rate (“LIBOR”) across a range of maturities and currencies may have been under‑reporting or otherwise manipulating the inter‑bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter‑bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Central banks have engaged in quantitative easing, currency purchase programs and other activities that caused government borrowing rates and currencies to trade at prices different than those that would prevail in an unaffected market.

Actions by market participants, like the BBA, or by governments, like the Federal Reserve Board, may affect prevailing interest rates and the reference rates for loans to our portfolio companies.  Actions by governments may create inflation in asset prices that over-state the value of our portfolio companies and their assets and drive cycles of capital market activities (like mergers and acquisitions) at a rate and at prices in excess of those that would prevail in an unaffected market.

We cannot assure you that actions by market participants, like the BBA, or by governments, like the Federal Reserve Board, will not materially adversely affect trading markets or our portfolio companies or us or our and our portfolio companies’ respective business, prospects, financial condition or results of operations.

We may mismatch the interest rate and maturity exposure of our assets and liabilities.  Our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invests those funds. We cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. We expect that our fixed‑rate investments will be financed primarily with equity and/or long‑term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act. If we implement these techniques properly, we could experience losses on our hedging positions, which could be material.

If interest rates fall, our portfolio companies are likely to refinance their obligations to us at lower interest rates.  Our proceeds from these refinancings are likely to be reinvested at lower interest rates than our refinanced loans resulting in a material decrease in our net investment income.

We may not realize gains from our equity investments.  Our portfolio may include warrants or other equity securities. We may take back equity securities in exchange for our debt investments in workouts of troubled investments. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non‑control, equity investments in portfolio companies. The equity interests we invest in may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give it the right to sell our equity securities back to the portfolio company. We may be unable to exercise these puts rights if the issuer is in financial distress or otherwise lacks sufficient liquidity to purchase the underlying equity investment.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.  Our investment strategy contemplates investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Such investments will generally not represent “qualifying assets” under Section 55(a) of the Investment Company Act.

Any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short‑term interest rates, differences in relative values of similar assets in different currencies, long‑term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we offer no assurance that we will, in fact, hedge currency risk, or that if it does, such strategies will be effective.

Risks Relating to Our Business and Structure

Capital markets experience periods of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.  The global capital markets are subject to disruption as evidenced by, among other things, a lack of liquidity in the debt capital markets, significant write‑offs in the financial services sector, the re‑pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. We cannot provide any assurance that these conditions will not significantly worsen. Equity capital may be difficult to raise because, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value.

The expected illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We are obligated to register the resale of all of the shares of our common stock issued to the MAST Funds and GEC in the Formation Transactions. The shares issued in the Formation Transaction represent approximately sixty two percent of our outstanding shares of common stock at December 31, 2016.

The MAST funds are not prohibited from transferring their shares of our common stock. Any sale by the MAST Funds of all or a portion of their shares could cause the market price of shares of our common stock to drop significantly, even if our business is doing well.

GEC and the MAST Funds collectively own the majority of our outstanding common stock and may attempt to exert control over us in a manner that is adverse to your interests.  GEC and the MAST Funds collectively own the majority of the outstanding shares of our common stock and accordingly may control the results of matters submitted to the vote of our stockholders. GEC and the MAST Funds agreed to vote their shares proportionately to our other stockholders on certain matters and until they collectively own less than thirty five percent of the outstanding shares of our common stock. Although there is no agreement between GEC and the MAST Funds to act in concert with respect to the shares of our common stock they own, funds managed by MAST (including some of the MAST Funds) are the largest stockholder of GEC and Peter A. Reed, a partner at MAST and our chief executive officer, is a member of the board of directors of GEC. GEC and the MAST Funds may use their share ownership, ownership of GECM or otherwise exert control over us in a manner that is adverse to your interests.

You may not receive distributions or our distributions may not grow over time.  We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year‑over‑year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Regulation as a Business Development Company.”

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us.  We assumed Full Circle’s outstanding indebtedness and may in the future borrow additional money, each of which magnifies the potential for loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we could employ at any particular time will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

Any GECC credit facility would impose financial and operating covenants that would restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under the Code. A failure to renew our credit facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. When a company issues debt, the issuer gives the debt holders a call right on the issuer’s business and assets. Holders of such debt securities would have fixed dollar claims on our consolidated assets that would be superior to the claims of our common stockholders or any preferred stockholders.

If the value of our consolidated assets decreases while we have debt outstanding, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our consolidated income while we have debt outstanding would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions. We cannot assure you that our leveraging strategy will be successful.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(10.47)%	(6.00)%	(1.53)%	2.94%	7.41%

(1)	Assumes $154.7 million in total portfolio assets, $33.6 million in senior securities, $ 173.0 million in net assets, and an average cost of funds of 7.86%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2016 total portfolio assets of at least 1.71%

We may experience fluctuations in our quarterly results.  Our quarterly operating results will fluctuate due to a number of factors, including the level of expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. Our quarterly operating results will also fluctuate due to a number of other factors, including the interest rates payable on the debt investments we make and the default rates on such investments. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our success depends on the ability of our investment adviser to attract and retain qualified personnel in a competitive environment.  Our growth requires that GECM retain and attract new investment and administrative personnel in a competitive market. The ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which GECM competes for experienced personnel, have greater resources than it has.

Our ability to grow depends on our ability to raise capital and/or access debt financing.  We intend to periodically access the capital markets to raise cash to fund new investments. We expect to continue to elect to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income (as defined by the Code), and, as a result, such distributions will not be available to fund new investments. As a result, we must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. There has been and will continue to be uncertainty in the financial markets in general. An inability to successfully access the capital or credit markets for either equity or debt could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the Investment Company Act or our lenders. Any such failure, or a tightening or general disruption of the credit markets, would affect our ability to issue senior securities, including borrowings, and pay dividends or other distributions, which could materially impair our business.

In addition, with certain limited exceptions, we are only allowed to borrow or issue debt securities or preferred stock such that our asset coverage, as defined in the Investment Company Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we may employ will depend on GECM’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock. We cannot assure you that we will be able to obtain lines of credit at all or on terms acceptable to us.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.  The economy is subject to periodic downturns that, from time to time, result in recessions or more serious adverse macroeconomic events. Our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay loans or notes during these periods. Therefore, our non‑performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the market value of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants in its agreements with us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans / notes are due and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.  Due to federal budget deficit concerns, S&P Global Ratings downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further downgrades or warnings regarding further downgrades by S&P Global Ratings or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Protectionism and other governmental causes of recessions and other negative economic factors may increase. Risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non‑sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and defaults on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. To the extent uncertainty regarding the United Kingdom or the EU negatively impacts consumer confidence, market conditions and credit factors, our business, financial condition and results of operations could be materially adversely affected.

In October 2014, the Federal Reserve announced that it was concluding its bond‑buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long‑term securities. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond‑buying program has had or will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. The target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from a continued sell‑off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and these or similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business.

In June 2016, the United Kingdom voted to leave the European Union. It is not possible to ascertain the precise impact these events may have on us from an economic, financial or regulatory perspective but any such impact could have material adverse consequences for us or our portfolio companies.

In November 2016, the U.S. held its Federal election and the Republican Party nominee was elected. The Republican Party now controls both the executive and legislative branches of government. Although it remains too early to accurately predict the forthcoming regulatory environment, a number of recent regulatory reforms, as well as proposals for future regulatory reform, may be blocked, repealed, modified or otherwise invalidated, including those that are in the process of being implemented. Potential reform initiatives or regulatory changes, including those arising out of or in connection with the presidential executive order dated February 3, 2017, that may directly or indirectly impact our business or operating activities include:

▪	a repeal or replacement of portions of the Dodd–Frank Act, including the Volcker Rule;
▪	changes to the regulatory landscape of public companies, financial institutions and trading, advisory and asset management firms;
▪	alterations to the SEC’s enforcement authority; and
▪

the changing leadership at key financial regulatory agencies, including the SEC, the Office of the Comptroller of the Currency, the Commodity Futures Trading Commission, the Federal Reserve and the Financial Stability Oversight Council.

We may acquire other funds, portfolios of assets or pools of debt and those acquisitions may not be successful.  We may acquire other funds, portfolios of assets or pools of debt investments. Any such acquisition program has a number of risks, including among others:

▪	management’s attention will be diverted from running our existing business by efforts to source, negotiate, close and integrate acquisitions;
▪	our due diligence investigation of potential acquisitions may not reveal risks inherent in the acquired business or assets;
▪	we may over‑value potential acquisitions resulting in dilution to you, incurrence of excessive indebtedness, asset write downs and negative perception of our common stock;
▪	your interest in GECC may be diluted by the issuance of additional shares of our common stock or preferred stock;
▪	GEC and the MAST Funds may control the outcome of the vote on issuance of additional shares of our common stock;
▪	we may borrow to finance acquisitions and there are risks associated with borrowing as described in this document;
▪	GECM has an incentive to increase our assets under management in order to increase its fee stream, which may not be aligned with your interest;
▪	we and GECM may not successfully integrate any acquired business or assets; and
▪	GECM may compensate the existing managers of any acquired business or assets in a manner that results in the combined company taking on excessive risk.

Our failure to maintain our status as a BDC would reduce our operating flexibility.  We elected to be regulated as a BDC under the Investment Company Act. The Investment Company Act imposes numerous constraints on the operations of BDCs and their external advisers. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or illiquid U.S. public companies below a certain market capitalization, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our voting securities (as defined under the Investment Company Act), we may elect to withdraw our status as a BDC. If we decide to withdraw our BDC election, or if we otherwise fail to qualify, or to maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the Investment Company Act as a closed‑end management investment company. Compliance with such regulations would significantly decrease our operating flexibility and would significantly increase our costs of doing business.

Regulations governing our operations as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted under the Investment Company Act. Under the provisions of the Investment Company Act applicable to BDCs, we are permitted to issue senior securities (e.g., notes and preferred stock) in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equal at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issued preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights including, for example, the right to elect one or more of our directors, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell shares of our common stock at a price below net asset value per share. We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then‑current net asset value per share of our common stock if our Board determines that such sale is in our and our stockholders’ best interests. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, equals or closely approximates the market value of such securities (less any distributing commission or discount calculated). Certain sales of our common stock below net asset value per share also require approval by our stockholders in accordance with the Investment Company Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then our existing common stockholders’ percentage ownership at that time will decrease, and they will experience dilution.

Our common stock price may be volatile and may decrease substantially, and you may lose money in connection with an investment in our shares.  The trading price of our common stock will likely fluctuate substantially. The price of our common stock may increase or decrease, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

▪	price and volume fluctuations in the overall stock market from time to time;
▪	investor demand for our shares;
▪	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

▪

exclusion of our common stock from certain indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short‑term selling pressure on our common stock;

▪	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;
▪	failure to qualify as a RIC, or the loss of RIC status;
▪	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
▪	changes, or perceived changes, in the value of our portfolio investments;
▪	departures of GECM’s key personnel;
▪	operating performance of companies comparable to GECC; or
▪	general economic conditions and trends and other external factors.

If the price of shares of our common stock decreases, you may lose money if you were to sell your shares of our common stock.

In addition, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of the price of our securities, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.  Our Board has the authority to modify or waive our investment objectives, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay our stockholders dividends or other distributions and cause you to lose all or part of your investment.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. For example, such original issue discount or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discount may be included in income before we receive any corresponding cash payments.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate‑level taxes.

We may choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.  We may distribute a portion of our taxable distributions in the form of shares of our stock. Under applicable provisions of the Code, distributions payable in cash or in shares of stock at the election of stockholders may be treated as a taxable distribution. The IRS has issued private rulings indicating that this rule will apply even if the total amount of cash that may be distributed is limited to no more than 20% of the total distribution.

Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distribution will be required to include the full amount of the distribution (whether received in cash, stock or a combination thereof) as ordinary income (or as a long‑term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distribution in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non‑U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect to all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock, in order to pay taxes owed on distribution, such sales may put downward pressure on the trading price of our common stock.

We may expose our self to risks if we engage in hedging transactions.  If we engage in hedging transactions, we may expose our self to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated because we may not be able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non‑U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We will be subject to corporate‑level income tax if we are unable to qualify as a RIC under the Code.  No assurance can be given that we will be able to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet certain annual distribution, source of income and asset diversification requirements.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short‑term capital gains in excess of realized net long‑term capital losses, if any. Because we may use debt financing, we may be subject to asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to make the required distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate‑level income tax.

The source of income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet asset diversification requirements at the end of each quarter of our taxable year. We expect to satisfy the asset diversification requirements, but our business model calls for concentration in a relatively small number of portfolio companies. Failure to meet the asset diversification requirements could result in us having to dispose of investments quickly in order to prevent the loss of RIC status. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Further, the illiquidity of our investments may make them difficult or impossible to dispose of in a timely manner.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions and the value of your GECC shares.

The incentive fee structure and the formula for calculating the management fee may incentivize GECM to pursue speculative investments, advise us to use leverage when it may be unwise to do so, or advise us to refrain from reducing debt levels when it would otherwise be appropriate to do so.  The incentive fee payable by us to GECM creates an incentive for GECM to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to GECM is calculated based on a percentage of our return on invested capital. In addition, GECM’s base management fee is calculated on the basis of our gross assets, including assets acquired through the use of leverage. This may encourage GECM to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from reducing debt levels when it would otherwise be appropriate to do so. The use of leverage increases our likelihood of default, which would impair the value of your shares. In addition, GECM will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there will be no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, GECM may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may invest in the securities and instruments of other investment companies, including private funds, and we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to GECM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear its share of the management and incentive fee payable to GECM as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

In addition, if we purchase our debt instruments and such purchase results in our recording a net gain on the extinguishment of debt for financial reporting and tax purposes, such net gain will be included in our pre‑incentive fee net investment income for purposes of determining the income incentive fee payable to GECM under the Investment Management Agreement.

A general increase in interest rates will likely have the effect of making it easier for GECM to earn incentive fees, without necessarily resulting in an increase in our net earnings.  Given the structure of the Investment Management Agreement, any general increase in interest rates, which are currently at or near historic lows, will likely have the effect of making it easier for GECM to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Management Agreement without any additional increase in relative performance on the part of GECM. In addition, in view of the catch‑up provision applicable to income incentive fees under the Investment Management Agreement, GECM could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in GECM’s income incentive fee resulting from such a general increase in interest rates.

GECM has the right to resign on sixty-days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.  GECM has the right, under the Investment Management Agreement, to resign at any time upon not more than sixty days’ written notice, whether we have found a replacement or not. If GECM resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within sixty days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption; our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected; and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and current investment portfolio may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations and cause you to lose your investment.

We incur significant costs as a result of being a publicly traded company.  As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), the Dodd‑Frank Act and other rules implemented by our government.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.  We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and you, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail our self of new or different opportunities. Such changes could result in material differences to the strategies and plans and may result in our investment focus shifting from the areas of expertise of GECM to other types of investments in which the investment committee may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Pending legislation may allow us to incur additional debt. Legislation introduced in the U.S. House of Representatives, if passed, would increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

There is, and will be, uncertainty as to the value of our portfolio investments.  Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Often, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we will value these securities quarterly at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of our Board.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are subjective and dependent on a valuation process approved and overseen by our Board. Factors that may be considered in determining the fair value of our investments include, among others, estimates of the collectability of the principal and interest on our debt investments and expected realization on our equity investments, as well as external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies and small cap public companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially misstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might otherwise warrant.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.  Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on GECM’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost‑effective basis is largely a function of GECM’s handling of the investment process, its ability to provide competent, attentive and efficient services and its access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, GECM may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build out our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long‑term funding alternatives in the financial markets and economic conditions.

We may hold assets in cash or short-term treasury securities in situations where we or GECM expects downward pricing in the high yield market. Our strategic decision not to be fully invested may, from time to time, reduce funds available for distribution and cause downward pressure on the price of our common stock.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.  The occurrence of a disaster such as a cyber‑attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events anticipated or unanticipated in our disaster recovery systems, or a failure in externally provided data systems, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer‑based data processing, transmission, storage, and retrieval systems or destroy data. Our ability to effectively conduct our business could be severely compromised. The financial markets we operate in are dependent upon third party data systems to link buyers and sellers and provide pricing information.

We depend heavily upon computer systems to perform necessary business functions. Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering. Like other companies, we will experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

Terrorist attacks, acts of war or natural disasters may affect the market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.  Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Provisions of the Maryland General Corporation Law and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.  The Maryland General Corporation Law and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of GECC or the removal of our directors. We are subject to the Maryland Business Combination Act and the Investment Company Act. If our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our Board could amend our bylaws to repeal our current exemption from the Control Share Acquisition Act. The Control Share Acquisition Act also may make it more difficult for a third party to obtain control of GECC and increase the difficulty of consummating such a transaction.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.  Under Maryland General Corporation Law and our organizational documents, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion. These effects, among others, could have an adverse effect on your investment in our common stock.

GECM may not be able to achieve the same or similar returns as those achieved by MAST Capital.  MAST’s track record and achievements are not necessarily indicative of future results that will be achieved by GECM. We cannot assure you that we will be able to achieve the results realized by prior investment vehicles managed by MAST Capital.

While senior members of GECM’s investment team have significant experience investing in debt securities of middle‑market companies, GECM is a new entity and has no investment advisory experience, including no experience managing a regulated closed‑end management investment company that has elected to be regulated as a BDC. Therefore, GECM may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares entails more risk than the shares of a comparable company with a substantial operating history.

GECM’s lack of experience in managing a portfolio of assets under RIC, BDC and Investment Company Act constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Investment Company Act and the Code impose numerous constraints on the operations of registered investment companies, BDCs and RICs that do not apply to the other types of investment vehicles. Moreover, qualification for RIC tax treatment requires satisfaction of certain source-of-income, distribution and asset diversification requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a RIC or could force us to pay unexpected taxes and penalties, which could be material. GECM’s lack of experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are a new company and have no operating history and GECM has no prior experience managing a BDC.  We were formed on April 22, 2016. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the Investment Company Act and RICs under the Code. GECM has not had any prior experience operating under this regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources, to do so.

We have no operating history on which you can evaluate an investment in us or our prior performance. The results of any other funds or clients managed by affiliates of GECM, which have or have had an investment program that is similar to, or different from, our investment program is not indicative of the results that we may achieve. We expect to have a different investment portfolio and may employ different investment strategies and techniques from other funds and clients advised by affiliates of GECM. Accordingly, our results may differ from and are independent of the results obtained by such other funds and clients. Moreover, past performance is no assurance of future returns. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially or your investment in us could become worthless.

We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.  We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Merger, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of its common stock that is held by non‑affiliates exceeds $700.0 million as of the end of the previous second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. For so long as we remain an “emerging growth company” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions. If some investors find our securities less attractive as a result, there may be a less active and more volatile trading market for our securities.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. To the extent we take advantage of the extended transition period for complying with new or revised accounting standards, it will be more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

There are significant potential conflicts of interest that could impact our investment returns.  Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities and affiliates of GECM and investment funds managed by our affiliates, including MAST Capital. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Peter A. Reed, our president, chief executive officer and chairman of our Board and GECM’s chief investment officer, will continue to have significant responsibilities for funds managed by MAST Capital.

Although funds managed by MAST Capital or GECM may have different primary investment objectives than we do, they may from time to time invest in asset classes similar to those targeted by us. Neither MAST Capital nor GECM is restricted from raising an investment fund with investment objectives similar to ours. Any such funds may also, from time to time, invest in asset classes similar to those targeted by us. It is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers (including MAST Capital) affiliated with GECM.

We will pay management and incentive fees to GECM, and will reimburse GECM for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

GECM’s management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and GECM may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness.

The part of the incentive fee payable by us that relates to our pre‑incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan or note that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

The Investment Management Agreement renews for successive annual periods if approved by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, both we and GECM have the right to terminate the agreement without penalty upon sixty-days’ written notice to the other party. Moreover, conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation.

Pursuant to the Administration Agreement, we will pay GECM our allocable portion of overhead and other expenses incurred by GECM in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

As a result of the arrangements described above, there may be times when our management team has interests that differ from those of our stockholders, giving rise to a conflict.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by GECM, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In selecting and structuring investments appropriate for us, GECM will consider the investment and tax objectives of us and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

Potential Changes in Law or Regulation.  In December 2015, the SEC proposed a new rule to regulate the use of derivatives by registered investment companies, including us. If the rule goes into effect, it could limit our ability to invest or remain invested in derivatives. In addition, other future regulatory developments may impact our ability to invest or remain invested in derivatives. Legislation or regulation may also change the way in which we are regulated. We cannot predict the effects of any new governmental regulation that may be implemented on our ability to use swaps or any other financial derivative product, and there can be no assurance that any new governmental regulation will not adversely affect our ability to achieve our investment objective.

Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. Shares of closed-end investment companies, including business development companies, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline.

We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of GECC and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, equals the fair value of such securities (less any distributing commission or discount calculated). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then your percentage ownership at that time will decrease, and you may experience dilution.

You may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital. We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this document. Due to the asset coverage test applicable to us under the Investment Company Act as a BDC, we may be limited in our ability to make distributions.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain

We currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after tax proceeds in GECC. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

Our current intention is to make any distributions in additional shares of our common stock under our dividend reinvestment plan out of assets legally available therefor, unless you elect to receive your distributions and/or long-term capital gains distributions in cash. If you hold shares in the name of a broker or financial intermediary, you should contact the broker or financial intermediary regarding your election to receive distributions in cash.

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan. All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock. The Investment Company Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time. Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock. In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the Investment Company Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to business development companies by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive offices are located at 200 Clarendon Street, 51st Floor, Boston, MA 02116, and are provided by GECM under the Administration Agreement.

Item 3.  Legal Proceedings

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

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

On October 24, 2016, we, Full Circle, GEC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the “MOU”). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and the Company agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle’s stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.” The following table sets forth the range of high and low sales prices of our common stock as reported on Nasdaq and our net asset value per share for each fiscal quarter since our stock began trading in the public markets on November 7, 2016:

		Price Range
	Net Asset Value(1)	High	Low
Fiscal 2016
Fourth quarter (beginning November 7, 2016)	$13.52	$11.90	$10.35

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Nasdaq on March 24, 2017 was $10.89 per share. As of March 15, 2017, there were approximately 30 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

Distributions

We offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 22, 2016. There were no dividends declared prior to the Merger. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Per Share Amount
Fiscal 2016:
December 22, 2016	December 30, 2016	January 16, 2017	$0.166

Total			0.166

Fiscal 2017:
December 22, 2016	January 31, 2017	February 16, 2017	0.083
December 22, 2016	February 28, 2017	March 15, 2017	0.083
December 22, 2016	March 31, 2017	April 17, 2017	0.083
March 22, 2017	April 28, 2017	May 15, 2017	0.083
March 22, 2017	May 31, 2017	June 15, 2017	0.083
March 22, 2017	June 30, 2017	July 14, 2017	0.083

Total			$0.498

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax-free return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended December 31, 2016, our distributions were made from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program. For the quarter ended December 31, 2016, we purchased 98,172 shares under our stock buyback program at a weighted average price of $10.73 per share. As of March 24, 2017, we have cumulatively purchased 338,306 shares under our stock buyback program at a weighted average price of $11.18 per share, resulting in $3.8 million of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total	98,172	$10.73	98,172

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poors’ 500 Index and the Nasdaq Financial 100 Index, for the period from November 3, 2016 the date of our merger, after which our common stock began trading on Nasdaq, through December 31, 2016. The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements for the period from April 22, 2016 (our inception) through December 31, 2016. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other disclosures included elsewhere in this report.

Dollar amounts in thousands, except per share data	Period from inception through December 31, 2016
Statement of Operations Data:
Total Investment Income	$5,831
Total Gross Expenses	5,906
Total Net Expenses	5,826
Net Investment Income	5
Net Decrease in Net Assets Resulting from Operations	(17,874)

Per Share Data:(1)
Net Investment Income	0.00
Net Decrease in Net Assets Resulting from Operations	(1.39)
Dividends Declared	0.166

Statement of Assets and Liabilities Data:
Total Assets	$236,544
Total Net Assets	$172,984
Other Data:
Total Return based on Market Value(2)	(2.03)%
Total Return based on Net Asset Value(2)	(5.30)%

(1)

Per share data is based on average weighted shares outstanding, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our consolidated financial statements.

(2)

Total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming our distributions were reinvested through our dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming our distributions were reinvested through our dividend reinvestment plan, and is assumed to be $12.03 on November 4, 2016.  $12.03 represents the closing price of Full Circle’s common stock on its last day of trading prior to the merger, as adjusted by the exchange ratio in the merger agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and equity investments. Our investment focus is on debt obligations of middle-market companies for which quotations are typically available in the credit markets.  We invest primarily in the debt of middle-market companies as well as small businesses, generally in the form of senior secured and unsecured notes, as well as in senior secured loans, junior loans and mezzanine debt. We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and GECM entered into the Investment Management Agreement and the Administration Agreement, and, upon closing the Merger, we began to accrue obligations to our external investment manager under those agreements.

Beginning with our tax year starting October 1, 2016, we intend to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. To qualify as a RIC, we must, among other things, meet source-of-income and asset diversification requirements and annually distribute to our stockholders generally at least 90% of our investment company taxable income on a timely basis. If we qualify as a RIC, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

Formation Transactions

On June 23, 2016, we entered into the Subscription Agreement, under which:

▪	On June 23, 2016, GEC contributed $30.0 million in exchange for 1,966,667 shares of our common stock.
▪	On September 27, 2016 before we elected to be a BDC, the MAST Funds contributed to us the Initial GECC Portfolio that we valued at $90.0 million in exchange for 5,935,800 shares of our common stock.

For financial reporting purposes, we have accounted for the contribution of the Initial GECC Portfolio as an asset acquisition per Topic 805, Business Combinations, of the Accounting Standards Codification (the “ASC”).  For tax purposes, we recorded our basis in the Initial GECC Portfolio at the fair market value of the Initial GECC Portfolio as of the date of contribution.

Under the Subscription Agreement, upon consummation of the Merger, we became obligated to reimburse the costs incurred by GEC and the MAST Funds in connection with the Merger and the transactions contemplated by the Subscription Agreement.

Following the closing of the Merger, we entered into a registration rights agreement with GEC and the MAST Funds.

Full Circle Merger

On June 23, 2016, we entered into the Merger Agreement with Full Circle.  Following approval on October 31, 2016 of the Merger by Full Circle’s stockholders, on November 3, 2016:

▪	Full Circle merged into us resulting in our acquisition by operation of the Merger of Full Circle’s portfolio that we valued at $74.7 million at November 3, 2016;
▪	We became obligated to issue an aggregate of 4,986,585 shares of our common stock to former Full Circle stockholders; and
▪	Our exchange agent paid a $5.4 million special cash dividend to former Full Circle stockholders.

We accounted for the Merger as a business combination under ASC Topic 805 and Regulation S-X’s purchase accounting guidance. GECC was designated as the acquirer for accounting purposes. The difference between the fair value of Full Circle’s net assets and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than that of the merger consideration paid.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including, among others, the amount of debt and equity capital available from other sources to middle-market companies, the level of merger and acquisition activity, pricing in the high yield credit markets, our expectations of future investment opportunities, the general economic environment as well as the competitive environment for the types of investments we make.

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements. See “Regulation as a Business Development Company” and “Federal Income Tax Matters”.

Revenues

We generate revenue primarily in the form of interest on the debt investments that we hold. We also may generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Our debt investments generally pay interest quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee, administration fees (including the allocable portion of overhead under the administration agreement), and, depending on our operating results, an incentive fee. The base management fee and incentive fee remunerates the Investment Manager for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement provides for reimbursement of costs and expenses incurred for office space rental, office equipment and utilities allocable to us under the Administration Agreement, as well as certain costs and expenses incurred relating to non-investment advisory, administrative or operating services provided by GECM or its affiliates to us. We also bear all other costs and expenses of our operations and transactions. Our expenses include interest on our outstanding indebtedness.

Critical Accounting Policies

Valuation of Portfolio Investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our Board. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of us; (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary); (3) are able to transact for the asset; and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

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

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our valuation policy that has been reviewed and approved by our Board, who also approves in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available.

The valuation process approved by our Board with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

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

▪

The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by GECM in good faith in accordance with our valuation policy without the employment of an independent valuation firm; and

▪

Our audit committee recommends, and our Board determines, the fair value of the investments in our portfolio in good faith based on the input of GECM, our independent valuation firms (to the extent applicable) and the business judgment of each of the audit committee and our Board.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables; and enterprise values.

We strive to maximize the use of observable inputs and minimize the use of unobservable inputs in our valuation process. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset developed based on the best information available in the circumstances.

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

We may purchase debt investments at a discount to their face value. Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method, unless there are material questions as to collectability. For debt instruments where we received original issue discounts, when principal payments on the debt instrument are received in an amount in excess of the debt instrument’s amortized cost, the excess principal payments are recorded as interest income.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the first in first out method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

	Dollars in millions
Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90.5	$—	N/A
Merger	74.7	—	N/A
November 4, 2016 through December 31, 2016	42.0	(41.7)	10.00%
For the year ended December 31, 2016	$207.2	$(41.7)	N/A
Since inception	$207.2	$(41.7)	N/A

(1)	Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and payment in kind “PIK” income
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the period from inception through December 31, 2016:

Dollar amounts in thousands	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$—
Portfolio Investments Acquired via the Formation Transaction and Merger	165,152
Portfolio Investments Acquired(1)	42,006
Amortization and Accretion of Fixed Income Premiums and Discounts	2,438
Portfolio Investments Repaid	(41,738)
Net Change in Unrealized Gain (Loss) on Investments	(13,455)
Net Realized Gains (Losses) on Investments	274
Ending Investment Portfolio	$154,677

(1)	Includes PIK income.

During the period from inception through December 31, 2016, we recorded net unrealized appreciation (depreciation) of $13.5 million.

During the period from inception through December 31, 2016, we recorded net realized gains of $0.3 million, primarily in connection with our disposition of our debt investments in US Shale Solutions, LLC.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2016:

	31-Dec-16
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Investments:
Debt Instruments	$154,176	99.7%
Warrants	433	0.3%
Limited Liability Company Interests	68	—%	(1)
Total Investments at Fair Value	$154,677	100.0%

(1)	Rounds to less than 0.005%

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2016:

	31-Dec-16
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$52.3	33.8%
Metals and Mining	13.9	9.0%
Building Cleaning and Maintenance Services	12.5	8.1%
Hardware	12.1	7.9%
Radio Broadcasting	9.3	6.0%
Wireless Communications	8.0	5.1%
Real Estate Services	6.9	4.5%
Consumer Discretionary	6.7	4.3%
Real Estate Holding Company	6.0	3.9%
Casinos and Gaming	5.8	3.7%
Maritime Security Services	4.3	2.8%
Information and Data Services	4.2	2.7%
Consumer Financing	3.8	2.5%
Hotel Operator	3.6	2.3%
Grain Mill Products	2.8	1.8%
Biological Products	1.7	1.1%
Internet Advertising	0.8	0.5%
Energy Efficiency Services	—	0.0%
Total	$154.7	100.0%

Results of Operations

	In Thousands	Per Share(1)
Total Investment Income	$5,831	$0.45
Interest Income(2)	5,313	0.41
Other Income	518	0.04

Net Operating Expenses	5,826	0.45
Management Fee	392	0.03
Incentive Fee	863	0.07
Total Advisory Fees	1,255	0.10
Total Costs Incurred Under Administration Agreement	224	0.02
Director’s Fees	38	0.00
Interest Expenses	420	0.03
Professional Services Expense	186	0.01
Professional Services Expense related to the Merger and Formation transactions	3,471	0.27
Bank Fees	10	0.00
Other	214	0.02
Income tax expense, including excise tax	88	0.01
Fees Waivers and Expense Reimbursement	(80)	(0.01)

Net Investment Income	$5	$0.00

(1)

The per share figures noted above are based on a weighted average of 12.9 million shares for the period ended December 31, 2016, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $510 for the period from inception through December 31, 2016.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income	$5,831	$0.45
Interest Income(2)	5,313	0.41
Other Income	518	0.04

Total Investment Income for the period from inception through December 31, 2016 was $5.8 million, which included $5.3 million of interest income.  Interest income included net accretion of OID and market discount of $2.4 million and total investment income included PIK income of $0.5 million.  Of the accretion of OID and market discount, $1.4 million was associated with our investment in Optima Specialty Steel which matured in December 2016.

We also generated $0.5 million of fee income.  Fee income was largely comprised of amendment fees on our loans to RiceBran Technologies Inc and Pristine Environments, LLC.

Expenses

	In Thousands	Per Share(1)
Net Operating Expenses	$5,826	$0.45
Management Fee	392	0.03
Incentive Fee	863	0.07
Total Advisory Fees	1,255	0.10
Total Costs Incurred Under Administration Agreement	224	0.02
Director’s Fees	38	0.00
Interest Expenses	420	0.03
Professional Services Expense	186	0.01
Professional Services Expense related to the Merger and Formation transactions	3,471	0.27
Bank Fees	10	0.00
Other	214	0.02
Income tax expense, including excise tax	88	0.01
Fees Waivers and Expense Reimbursement	(80)	(0.01)

Total expenses for the period from inception through December 31, 2016 were $5.8 million, which included $3.5 million of costs associated with the Formation Transactions and Merger, which are non-recurring.

Total advisory fees were $1.3 million, with $0.4 million of management fees and $0.9 million of incentive fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $0.2 million, which includes direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.  We have accrued $0.1 million as of December 31, 2016 under the reimbursement provision of the administration agreement, based on expenses accrued through December 31, 2016. The cap on costs will be determined after completion of the year ending November 4, 2017.

Interest expense for the period was $0.4 million.

Net Investment Income

Net investment income for the period from inception through December 31, 2016 was $0.0 million, which included $3.5 million of costs associated with the Formation Transactions and Merger, which are non-recurring.

Realized Gain (Loss) on Investments

During the period from inception through December 31, 2016, we recorded net realized gains of $0.3 million, primarily in connection with our disposition of our debt investments in US Shale Solutions, LLC.

We also realized a loss of $4.7 million associated with the purchase accounting for the Merger.  We have accounted for the Merger as a business combination under ASC Topic 805 and Regulation S-X’s purchase accounting guidance. GECC was designated as the acquirer for financial reporting purposes. The difference between the fair value of net assets of Full Circle and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than that of the merger consideration paid.

Change in Unrealized Gain (Loss) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(13.5) million for the year ended December 31, 2016. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, for the period from November 4, 2016 through December 31, 2016 by portfolio company.

Dollar amounts in thousands		4-Nov-16			31-Dec-16
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(12,225)	$54,629	$53,577	$(1,052)	$55,298	$42,021	$(13,277)
Optima Specialty Steel	(1,684)	13,726	14,164	438	15,100	13,854	(1,246)
Sonifi Solutions, Inc.	782	—	—	—	5,933	6,715	782
Everi Payments Inc	444	11,581	11,705	124	11,598	12,166	568
Trilogy International Partners LLC	250	10,005	10,000	(5)	10,005	10,250	245
Other(1)	(527)	75,211	75,211	—	70,198	69,671	(527)
Totals	$(12,960)	$165,152	$164,657	$(495)	$168,132	$154,677	$(13,455)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At December 31, 2016, we had approximately $66.8 million of cash and cash equivalents, none of which was restricted in nature.

At December 31, 2016, we had investments in debt securities of 21 companies, totaling approximately $154.2 million at fair value and equity investments in four companies, totaling approximately $0.5 million at fair value. The debt investment amount includes $0.5 million in accrued PIK income earned for the year ended December 31, 2016, and $0.5 million, cumulatively, which is included in carrying value of our investments.

For the year ended December 31, 2016, cash provided by operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $9.1 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $0.3 million, reflecting principal repayments and sales of $42.0 million, offset by additional investments of $41.7 million. Such amounts included draws and repayments on revolving credit facilities.  Our Board set our distribution rate at $0.083 per share per month for the first quarter of 2017 and we intend to re-evaluate our dividend rate from time to time.

Stock Buyback Program

We have implemented a stock buyback program through May 2018 pursuant to Rule 10b5‑1 of the Exchange Act to repurchase our shares in an aggregate amount of up to $15.0 million at market prices at any time the shares trade below 90% of NAV, subject to our compliance with our liquidity, covenant, leverage and regulatory requirements.  Our Board has increased the overall size of the stock buyback program by a further $35.0 million.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Notes Payable.

On November 3, 2016, we assumed approximately $33.6 million in aggregate principal amount of Full Circle’s 8.25% Notes due June 30, 2020 (the “Notes”).  The Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears at a rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at our option. The Notes are listed on the NASDAQ Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

Recent Developments

On January 27, 2017, Avanti announced the completion of its previously announced refinancing, with the settlement of its (1) consent solicitation to permit, among other things, the incurrence of up to $132.5 million in super senior PIK Toggle Notes and the payment of PIK interest on the Existing Notes in lieu of cash for certain future interest payments due on the Existing Notes, (2) the New Money Offer and (3) offer to holders participating in the New Money Offer to exchange a portion of their Existing Notes for additional PIK Toggle Notes.  Holders who elected to backstop the New Money Offer also received their pro rata share of additional common equity issued by Avanti in an aggregate amount equal to 9.09% of Avanti’s total outstanding shares. Through completion of the consent solicitation and the New Money Offer, Avanti received $80.0 million of new cash funding, with an additional $50.0 million of funding available on a delayed draw basis, and will have the ability to defer up to $112.0 million of future interest payments through April 2018.  We took part in the refinancing, exchanging $22.9 million of Existing Notes for new PIK Toggle Notes and purchasing an additional $9.2 million of PIK Toggle Notes for $8.9 million.  We continue to hold $47.2 million of Existing Notes.

In January 2017, we purchased an aggregate of $8.0 million face value of Nana Development Corp senior secured bonds.  The bonds have a coupon of 9.50% and mature March 15, 2019.

In January and February 2017, we sold all of our holdings in Trilogy International Partners, LLC.  We recognized approximately $0.3 million of realized gain on the sales.

In February 2017, we sold our loan to JN Medical Corporation for total consideration, including payment for expenses due under the loan agreement of $3.0 million.  We recognized approximately $1.0 million of gain on the sale.

In February 2017, our loans to RiceBran Technologies Corporation were paid off at par plus accrued interest and fees.

In February 2017, certain assets of Pristine Environments were acquired by our newly-formed, wholly owned subsidiary PE Facility Solutions LLC.  The proceeds of the asset acquisition were used by Pristine Environments to repay all but $0.5 million of our outstanding credit facility.

In March 2017, the Company’s holdings in the 12.50% Senior Secured Notes of Optima Specialty Steel were refinanced at par plus accrued interest of approximately $15.3 million following bankruptcy court approval of Optima’s debtor-in-possession financing, resulting in the reversal of the unrealized loss of approximately $1.2 million at December 31, 2016. We received an approximately $12.7 million allocation of such debtor-in-possession facility.

Our board of directors declared the monthly distributions for the second quarter of 2017 at an annual rate of approximately 7.39% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
April	$0.083	April 28, 2017	May 15, 2017
May	$0.083	May 31, 2017	June 15, 2017
June	$0.083	June 30, 2017	July 14, 2017

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 16 debt investments were at variable rates, representing approximately $95.0 million and $59.2 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of December 31, 2016. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

[LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$1.6
2.00%	$1.0
1.00%	$0.5
-1.00%	$(0.1)
-2.00%	$(0.1)
-3.00%	$(0.1)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2016, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

The financial statements listed in the index to financial statements immediately following the signature page to this report are incorporated herein by reference.

The financial statements of Full Circle as of June 30, 2016 and June 30, 2015 and for each of the years ended June 30, 2016, 2015 and 2014 are incorporated by reference to Full Circle’s Form 10-K (File No. 814-00809) filed on September 28, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report. Based on their evaluation, our chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;
▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund's transactions are being made only in accordance with authorizations of Management and;

▪

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

In the quarter ended December 31, 2016, we developed a system of internal control over financial reporting that includes all of our transactions being processed by a third party sub-administrator, our financial statements being prepared by that sub-administrator and reviews and other controls involving GECM and our officers.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Board of Directors

Our Board is divided into three classes. Directors are elected for staggered terms, with the term of office of only one of these three classes of directors expiring at each annual meeting of stockholders. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Our directors have been divided into two groups—interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the Investment Company Act.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Peter A. Reed	37	Chairman of the Board, President and Chief Executive Officer	2016	2019
John E. Stuart	51	Director	2016	2018
Independent Directors
Mark C. Biderman	71	Director	2016	2017
Mark Kuperschmid	54	Director	2017	2017

The address for each of our directors is c/o Great Elm Capital Corp., 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116.

Peter A. Reed is our President, Chief Executive Officer and Chairman of our Board. Mr. Reed has served as one of GEC’s directors since May 2015. Mr. Reed is a Portfolio Manager and partner at MAST Capital and Chief Investment Officer of GECM. Mr. Reed currently serves as a director of International Wire Group Holdings Inc., a wire products manufacturing company, the chairman of the board of Nebraska Book Holdings, Inc, a retailer in the college bookstore industry, and a director of Avanti Communications Group plc, a UK-based satellite services provider. Prior to joining MAST Capital in 2004, Mr. Reed was an investment banking analyst at Brown, Gibbons, Lang & Company where he worked on mergers and acquisitions, in-court and out-of-court financial restructurings, and debt and equity private placements for middle market companies. Mr. Reed is an ‘‘interested person’’ of GECC as defined in the Investment Company Act due to his position as chief investment officer of GECM, our investment adviser.

John E. Stuart was Full Circle's chairman and was primarily responsible for overall investment strategies, portfolio management, growth and capital market initiatives until November 2017. Mr. Stuart served as Full Circle's chief executive officer from Full Circle's formation until November 2013, and Full Circle's co-chief executive officer from November 2013 through February 8, 2015. In addition, Mr. Stuart is a managing member of Full Circle Advisors and a managing member of Full Circle Service Company. Mr. Stuart co-founded Full Circle Funding, LP in 2005 and is a managing partner. Prior to founding Full Circle Funding, LP, from 2002 to 2004, Mr. Stuart was managing member of Excess Capital LLC which provided financial advisory services and structured and funded equity and debt investments. Prior thereto he was co-founder and president of Titan Outdoor Holdings, a New York-based outdoor advertising company, between 1999 and 2002, and was a director until its sale in 2005. Prior thereto, Mr. Stuart was a managing director in the Corporate Finance Department of Prudential Securities Incorporated between 1996 and 1999. Mr. Stuart began his career at Oppenheimer where he was a member of the Mergers and Acquisitions Group and Corporate Finance Department from 1988 to 1996.

Mark C. Biderman served as a member of the board of directors of Full Circle and as chairman of Full Circle’s audit committee. Mr. Biderman also served as the chairman of the Special Committee of Full Circle’s board that negotiated the Merger. Mr. Biderman currently serves as a member of the board of directors and audit committees of Apollo Commercial Real Estate Finance, Inc., a real estate investment trust. Mr. Biderman also serves as a director and as the chairman of the audit committee of Atlas Energy Group, LLC. Mr. Biderman served as a member of the board of directors and audit committee of Atlas Energy GP, LLC, the general partner of Atlas Energy, L.P., a midstream energy service provider, from February 2011 until February 2015. Mr. Biderman served as a member of the board of directors of Atlas Energy, Inc., an independent natural gas producer, from July 2009 through February 2011. Mr. Biderman served as vice chairman of National Financial Partners, Corp. (NFP), a financial services company focused on distributing financial products, from September 2008 through December 2008. From November 1999 until September 2008, Mr. Biderman served as NFP’s executive vice president and chief financial officer. From May 1987 to October 1999, Mr. Biderman served as managing director and head of the Financial Institutions Group at CIBC World Markets, an investment banking firm, and its predecessor, Oppenheimer & Co., Inc. (Oppenheimer). Prior to investment banking, he was an equity research analyst covering the commercial banking industry. Mr. Biderman was on the ‘‘Institutional Investor’’ All American Research Team from 1973 to 1985 and was First Team Bank Analyst in 1974 and 1976. Mr. Biderman chaired the Due Diligence Committee at CIBC and served on the Commitment and Credit Committees. Mr. Biderman serves on the Board of Governors and as treasurer of Hebrew Union College- Jewish Institute of Religion and on the Advisory Council of the Program in Judaic Studies of Princeton University. Mr. Biderman is a Chartered Financial Analyst.

Mark Kuperschmid has been a private investor/advisor during the past decade across a variety of industries, and he has served in operating roles or provided strategic consulting services with respect to several investments. He previously served as Co-Head of Technology Investment Banking for Banc of America Securities and ran Trammell Crow Company's Northern California commercial real estate operation. He began his career as a financial analyst with Morgan Stanley in New York.

Executive Officers

Name	Age	Position
Peter A. Reed	37	Chairman of the Board, Chief Executive Officer and President
Michael J. Sell	39	Chief Financial Officer and Treasurer
Robert Wilson	37	Chief Compliance Officer

The address for each executive officer is c/o GECC, 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116.

Michael J. Sell is our Chief Financial Officer and Treasurer. Prior to joining GECC, Mr. Sell was Full Circle’s Chief Financial Officer, Treasurer and Secretary since September 2013. Mr. Sell initially joined Full Circle Funding, LP, an affiliate of Full Circle Advisors, as a vice president in June 2008. From August 2010 through September 2012, Mr. Sell was employed by Full Circle’s sub-administrator, Conifer Financial Services, LLC, where he focused on BDC accounting and financial reporting. In September 2012, Mr. Sell rejoined Full Circle Service Company and was appointed as Full Circle’s assistant secretary in December 2012. Prior to joining Full Circle Funding, LP, from January 2007 to May 2008, Mr. Sell was employed by Sky Bell Asset Management, LLC (Sky Bell) as its chief investment officer. From April 2006 through December 2006, Mr. Sell was an independent consultant, providing services to Full Circle Funding, LP as well as to other clients, including Agile Group, LLC (Agile) and Sky Bell. From May 2004 through April 2006, Mr. Sell was employed by Agile in various roles, where he was actively involved in operational and portfolio analysis for its hedge fund of funds. Mr. Sell began his career in September 2001 at PricewaterhouseCoopers, LLP as a senior assurance associate focused on the financial services industry, until departing in April 2004.

Robert Wilson is our Chief Compliance Officer. Mr. Wilson is also MAST’s Chief Financial Officer and Chief Compliance Officer. Mr. Wilson oversees MAST’s management company finance, tax accounting functions and manages MAST’s compliance program. He is also a member of MAST’s Risk Committee, the Best Execution Committee and the Valuation Committee. Prior to joining MAST in 2014, Mr. Wilson was a vice president—fund accounting manager at JP Morgan’s Hedge Fund Services. Previously, he was a Controller at Ignis Asset Management and BlueCrest Capital Management in London. Mr. Wilson started his career as a Controller at Lehman Brothers. Mr. Wilson is a Chartered Global Management Accountant, a global CPA/CIMA designation.

Corporate Governance

Code of Ethics

We have adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer and its Chief Financial Officer. Our code of ethics is posted on our website. We intend to disclose any amendments to or waivers of required provisions of our code of ethics by filing reports on Form 8-K.

Director Independence

In accordance with Nasdaq’s rules, our Board will annually determine each director’s independence. We will not consider a director independent unless our Board has determined that he or she has no material relationship with us or GECM. We will monitor the relationships of our directors and officers through a questionnaire each director will complete no less frequently than annually and update periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, our Board will use the definition in Nasdaq’s Rule 5605(a)(2), which provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the BDC, as defined in Section 2(a)(19) of the Investment Company Act.

Our Board determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Messrs. Reed and Stuart.

Additional Information About Our Board and Its Leadership Structure

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Among other things, our Board considers the appointment of our investment manager, administrator and officers, and reviews and monitors the services and activities performed by our investment manager, administrator and officers and approves the engagement, and reviews the performance of, our independent public accounting firm.

Our Board may designate a chairman to preside over the meetings of the board of directors and meetings of the stockholders and to perform such other duties as may be assigned to her or him by the board. We do not have a fixed policy as to whether the chairman of the Board should be an independent director. We maintain the flexibility to select the chairman and reorganize the leadership structure, from time to time, based on the criteria that are in the best interests of GECC and our stockholders at such times.

The members of our Board believe that each director’s experience, qualifications, attributes or skills on an individual basis and in combination with those of the other directors lead to the conclusion that the directors possess the requisite experience, qualifications, attributes and skills to serve on the board of directors. Our Board believes that Mr. Reed’s history with MAST, familiarity with our portfolio and GECM’s investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as the chairman of our Board.

Our Board does not have a formal diversity policy as it believes that a candidate’s overall experience and professional background are the most important factors in determining whether such candidate has the right qualifications to serve on our Board. In considering each individual for election as director, our Board took into account a variety of factors, including the candidate’s overall experience and professional background.

Our Board does not currently have a designated lead independent director. Our Board is aware of the potential conflicts that may arise when a non‑independent director is chairman of the board, but believes these potential conflicts are offset by its strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of audit, compensation, and nominating and corporate governance committees comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors will meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

Our Board’s Role In Risk Oversight

Our Board performs its risk oversight function primarily through (1) its three standing committees, which report to the entire board of directors and are comprised solely of independent directors, (2) active monitoring of its chief compliance officer and (3) our compliance policies and procedures.

As described below in more detail under “Committees of the Board of Directors,” the audit committee, the compensation committee and the nominating and corporate governance committee assist the board of directors in fulfilling its risk oversight responsibilities.

Our Board also performs its risk oversight responsibilities with the assistance of the chief compliance officer. Our Board will annually review a written report from our chief compliance officer discussing the adequacy and effectiveness of our and our service providers’ respective compliance policies and procedures. Our chief compliance officer’s annual report will address, at a minimum:

▪	the operation of our and our service providers’ respective compliance policies and procedures since the last report;
▪	any material changes to such policies and procedures since the last report;
▪	any recommendations for material changes to such policies and procedures as a result of the chief compliance officer’s annual review; and
▪	any compliance matter that has occurred since the date of the last report about which our Board would reasonably need to know to oversee our compliance activities and risks.

In addition, our chief compliance officer will meet separately in executive session with the independent directors at least once each year.

Our Board believes its role in risk oversight is effective, and appropriate given the extensive regulation to which it is already subject as a BDC. As a BDC, we are required to comply with regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our gross assets in “qualifying assets” and are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

Committees of the Board of Directors

Audit Committee. Our audit committee operates pursuant to a charter, available on our website, which sets forth the responsibilities of the audit committee. Our audit committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre‑approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. Our audit committee is composed of Messrs. Biderman and Kuperschmid; each of whom is considered independent under Nasdaq’s rules and are not “interested persons” of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. Mr. Kuperschmid serves as chairman of our audit committee. Our Board has determined that Mr.Biderman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S‑K, as promulgated under the Exchange Act. Each of Messrs. Biderman and Kuperschmid meets the current independence and experience requirements of Rule 10A‑3 under the Exchange Act.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee operates pursuant to a charter, available on our website. The members of our nominating and corporate governance committee are Messrs. Biderman and Kuperschmid; each of whom is considered independent under Nasdaq’s rules t and are not “interested persons” of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee thereof, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and management. The nominating and corporate governance committee will consider nominees recommended by our stockholders.

Compensation Committee. Our Compensation Committee operates pursuant to a charter, available on our website. The charter sets forth the responsibilities of our Compensation Committee. Our Compensation Committee is responsible for annually reviewing and recommending for approval to our Board our investment agreement with our external manager.  In addition, although we do not directly compensate our executive officers currently, to the extent that we did so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to our Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to our Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee. Our Compensation Committee is comprised of Messrs. Biderman and Kuperschmid; each of whom is considered independent under Nasdaq’s rules and are not “interested persons” of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. Mr. Kuperschmid serves as chairman of the Compensation Committee.

Item 11.  Executive Compensation

Compensation Table

No compensation is paid by us to directors who are “interested persons.” Our independent directors each receive an annual fee of $25,000. They also receive reimbursement of reasonable out‑of‑pocket expenses incurred in connection with attending each board meeting and each committee meeting. In addition, the chairman of our audit committee receives an annual fee of $15,000 and each chairman of any other committee receives an annual fee of $10,000 for his or her additional services in these capacities. In addition, we purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Independent directors also have the option to receive their directors’ fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Compensation of Executive Officers

We do not provide direct compensation to our officers. Mr. Reed is indirectly entitled to a portion of any investment advisory fees paid by us to GECM under the Investment Management Agreement through his financial interests in affiliates of GECM. Mr. Sell, who serves as our chief financial officer and treasurer, and Mr. Wilson, our chief compliance officer, are paid by GECM, subject to reimbursement by us of our allocable portion of such compensation under the Administration Agreement. To the extent that GECM outsources any of its functions, we will reimburse GECM for the fees associated with such functions without profit or benefit to GECM.  GECM agreed that the aggregate amount of expenses accrued for reimbursement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for us, including the fees charged by any sub‑administrator to provide such personnel to us for the twelve months ending November 4, 2017, when taken together with such expenses reimbursed or accrued for reimbursement by us pursuant to the Administration Agreement during such period, shall not exceed 0.50% of our average net asset value during such period.

Our Portfolio Managers

GECM manages our portfolio. We consider Mr. Reed, who serves as our chief executive officer, John Ehlinger, a portfolio manager at GECM, and Adam Yates, a portfolio manager at GECM, jointly to be our portfolio managers. Messrs. Reed, Ehlinger and Yates comprise a majority of GECM’s investment committee. GECM’s investment team does not receive any direct compensation from us in connection with the management of our portfolio. Mr. Reed, along with members of GECM’s investment team, through their financial interests in affiliates of GECM, are entitled to a portion of amounts received by GECM under the Investment Management Agreement, less expenses incurred by GECM in performing its services under the Investment Management Agreement. GECM’s investment personnel may be compensated through: (1) annual base salary; (2) cash bonuses; (3) equity in GEC and (4) profit sharing by virtue of ownership of debt or equity securities of affiliates of GECM.

John S. Ehlinger, 48 years old, is a Portfolio Manager of GECC and a Member of GECM’s Investment Committee. Mr. Ehlinger is also Head of Research at MAST Capital. Prior to rejoining MAST, Mr. Ehlinger was the COO & CFO of Wellsense Technologies, a medical device start-up. Before joining Wellsense, Mr. Ehlinger was a Partner at MAST from 2006 to 2011, focusing on distressed and special situations investments. Prior to joining MAST Capital, Mr. Ehlinger worked as a senior analyst and assistant high yield portfolio manager at DDJ Capital Management, LLC, a distressed and high yield debt-focused hedge fund. Before DDJ, Mr. Ehlinger worked as a senior credit analyst for AIG Global Investment Corporation and as an investment banker at Donaldson, Lufkin & Jenrette in Los Angeles. Mr. Ehlinger started his career in Morgan Stanley's IT and Equity Research departments. Mr. Ehlinger is currently a member of the Board of Trustees and Treasurer of the Charles River School in Dover, MA.

Adam W. Yates, 34 years old, is a Portfolio Manager of GECC and a Member of GECM’s Investment Committee. Mr. Yates is also a Partner and the Head Trader at MAST. Mr. Yates manages MAST Capital’s trading responsibilities and, as a member of the Investment Committee, works closely with the senior investment team in security selection and portfolio construction. Mr. Yates is also a member of MAST Capital’s Risk Committee and Best Execution Committee. Prior to joining MAST Capital in 2007, Mr. Yates was a New Business Coordinator at Appleton Partners, Inc.

Compensation Committee Interlocks and Insider Participation

Currently, none of our executive officers are compensated by us, and as such, our Compensation Committee is not required to produce a report on executive officer compensation for inclusion herein.

During fiscal year 2016, Mr. Reed served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of an entity that had one or more executive officers serve on the compensation committee or on our Board. No current or past executive officers or employees of ours or our affiliates serve on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this report, GEC is deemed to control (as such term is defined in the Investment Company Act) us.

The following table lists, as of March 15, 2017, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own five percent or more of the outstanding shares of our common stock, and our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own five percent or more of our shares of common stock is based upon Schedule 13G and Schedule 13D filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as request for proxy voting information to: Great Elm Capital Management, Inc., 200 Clarendon Street, 51st Floor, Boston, MA 02116.

Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(2)
Interested Directors
Peter A. Reed	10,172		*
John E. Stuart	16,545		*
Independent Directors
Mark C. Biderman	5,037		*
Mark Kuperschmid	—		*
Executive Officers
Michael J. Sell	612		*
Robert Wilson	—		*

Directors and executive officers as a group	32,366		*
5% Beneficial Owners
Great Elm Capital Group, Inc.	1,966,667	15.66%
Entities affiliated with MAST Capital Management, LLC(3)	5,935,800	47.25%

*	Represents less than one percent
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 12.6 million shares of our common stock issued and outstanding on March 15, 2017.
(3)	Represents shares held by the following shares for which MAST Capital has sole power to dispose:
▪

Mast Credit Opportunities I Master Fund Limited, for which MAST Capital is the investment manager, holds 2,656,484 shares of Common Stock of the Issuer. David J. Steinberg reports the Common Stock held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he controlled the disposition and voting of the securities. MAST Capital has the right to an asset-based fee relating the above fund.

▪

Mast Select Opportunities Master Fund LP, for which MAST Capital is the investment manager, holds 3,104,561 shares of Common Stock of the Issuer. David J. Steinberg reports the Common Stock held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he controlled the disposition and voting of the securities. MAST Capital has the right to an asset-based fee relating the above fund.

▪

Mast Admiral Master Fund LP, for which MAST Capital is the investment manager, holds 174,755 shares of Common Stock of the Issuer. David J. Steinberg reports the Common Stock held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he controlled the disposition and voting of the securities. MAST Capital has the right to an asset-based fee relating the above fund.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 15, 2017. We are not part of a "family of investment companies," as that term is defined in the Investment Company Act.

Name	Dollar Range of Equity Securities Beneficially Owned(1) (2)
Interested Directors
Peter A. Reed	Over $100,000
John E. Stuart	Over $100,000
Independent Directors
Mark C. Biderman	$50,001 – $100,000
Mark Kuperschmid	None

(1)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned is based on the closing price for our common stock of $11.02 on March 15, 2017 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are a party to the Investment Management Agreement and the Administration Agreement with GECM, which is wholly‑owned by GEC. GECM hired all of the employees of MAST Capital, a number of whom continue to be employees of MAST Capital. Affiliates of GECM entered into agreements with MAST and the initial employees of GECM under which MAST and such employees have indirect financial interests in GECM’s net cash flows from the Investment Management Agreement.

Funds managed by MAST Capital own approximately nineteen percent of GEC. Mr. Reed serves as a member of the board of directors of GEC, in addition to being our chief executive officer and chief investment officer of GECM. Mr. Reed and a number of GECM’s initial employees also remain employees of MAST Capital which manages private investment funds, with investment objectives similar to ours.

Funds managed by MAST Capital own approximately eleven percent of the outstanding shares of Avanti and approximately six percent of the outstanding shares of Everi. In addition, certain of our executive officers and directors and the members of GECM’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or related lines of business as GECC or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with GECM, including MAST Capital and any advisers that may in the future become affiliated with GEC.

GECM entered into a consulting contract with FS Services LLC, that retained Gregg Felton, Full Circle’s former chief executive officer, and John Stuart, Full Circle’s former chairman and a member of our Board.

We and GEC entered into the license agreement described in this report.

As of December 31, 2016, we and certain MAST Funds held debt securities issued by Avanti, Optima, Everi, Trilogy International Partners, LLC (“Trilogy”) and Sonifi Solutions, Inc.  The Avanti, Optima, Everi and Trilogy securities held by us were contributed to us by the MAST Funds per the Subscription Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to the SEC and to us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to us by such persons, we believe that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied except that Messrs. Stuart and Biderman, directors, and Mr. Sell, our chief financial officer and treasurer, did not timely file a Form 3 upon their appointment to such roles on November 3, 2016, but such Form 3’s were subsequently filed on December 9, 2016.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Deloitte and Touche LLP for fiscal year ended December 31, 2016.

Year Ended December 31, 2016
Audit fees	$302,500
Audit related fees	—
Tax fees	—
All other fees	—
Total fees	$302,500

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements and services that are normally provided by Deloitte and Touche LLP in connection with statutory and regulatory filings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

All Other Fees

All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

Our audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that our audit committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to our audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of our audit committee. However, our audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to our audit committee at its next scheduled meeting. Our audit committee has not delegated its responsibilities to pre-approve services performed by the independent registered public accounting firm to management as of the date of this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The financial statements set forth on the index to financial statements immediately following the signature page to this report are incorporated by reference as if set forth herein.

The financial statements of Full Circle as of June 30, 2016 and June 30, 2015 and for each of the years ended June 30, 2016, 2015 and 2014 are incorporated by reference to Full Circle’s Form 10-K (File No. 814-00809) filed on September 28, 2016.

Exhibits

The exhibit index following the financial statements is incorporated herein by reference.

Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf, thereunto duly authorized as of March 29, 2017.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacity as of March 29, 2017.

Name	Capacity

/s/ Peter A. Reed	Principal Executive Officer and Director
Peter A. Reed

/s/ Michael J. Sell	Principal Financial Officer and Principal Accounting Officer
Michael J. Sell

/s/ Mark C. Biderman	Director
Mark C. Biderman

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ John E. Stuart	Director
John E. Stuart

GREAT ELM CAPITAL CORP.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Great Elm Capital Corp.

Boston, Massachusetts

We have audited the accompanying consolidated statement of assets and liabilities of Great Elm Capital Corp. and subsidiaries (the “Company”), including the schedules of investments, as of December 31, 2016, and the related consolidated statement of operations, changes in net assets, cash flows, and financial highlights (presented in Note 11) for the period from April 22, 2016 (commencement of operations) to December 31, 2016. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016, by correspondence with the custodian, borrowers and brokers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of Great Elm Capital Corp. and subsidiaries as of December 31, 2016, and the results of their operations, consolidated changes in its net assets, cash flows, and financial highlights for the period from April 22, 2016 (commencement of operations) to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 29, 2017

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

DECEMBER 31, 2016

Dollar amounts in thousands (except per share amounts)

Assets
Investments, at fair value (amortized cost of $168,132)	$154,677
Cash and cash equivalents	66,782
Receivable for investments sold	9,406
Interest receivable	4,338
Principal receivable	786
Due from portfolio company	312
Deposit at broker	56
Due from affiliates	80
Prepaid expenses and other assets	107
Total assets	$236,544

Liabilities
Notes payable 8.25% due June 30, 2020 (including unamortized premium of $888)	$34,534
Payable for investments purchased	21,817
Distributions payable	2,123
Due to affiliates	3,423
Accrued expenses and other liabilities	1,663
Total liabilities	$63,560

Commitments and contingencies (Note 6)	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 12,790,880 shares issued and outstanding at December 31, 2016 )	$128
Additional paid-in capital	219,317
Accumulated net realized losses	(34,341)
Undistributed net investment income	1,335
Net unrealized depreciation on investments	(13,455)
Total net assets	$172,984
Total liabilities and net assets	$236,544
Net asset value per share	$13.52

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

APRIL 22, 2016 (INCEPTION) TO DECEMBER 31, 2016

Dollar amounts in thousands (except per share amounts)

Investment Income:
Interest income	$5,313
Other income	518
Total investment income	5,831

Expenses:
Management fees	392
Incentive fees	863
Administration fees	224
Custody fees	10
Directors’ fees	38
Professional services	186
Professional services related to the Merger and Formation transactions	3,471
Interest and credit facility expenses	420
Other expenses	214
Total expenses	5,818
Accrued administration fees waiver	(80)
Net expenses	5,738
Net investment income before taxes	93
Income tax, including excise tax	88
Net investment income	5

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain/(loss) from:
Investments	274
Purchase Accounting	(4,698)
Net change in unrealized appreciation (depreciation) from:
Investments	(13,455)
Net realized and unrealized losses	(17,879)
Net decrease in net assets resulting from operations	$(17,874)

Net investment income per share (basic and diluted):	$0.00	(1)
Earnings per share (basic and diluted):	$(1.39)
Weighted average shares outstanding:	12,852,758

(1)	Rounds to less than 0.005

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

APRIL 22, 2016 (INCEPTION) TO DECEMBER 31, 2016

Dollar amounts in thousands

Increase (decrease) in net assets resulting from operations:
Net investment income	$5
Net realized gain on investments	274
Purchase accounting loss	(4,698)
Net change in unrealized depreciation on investments	(13,455)
Net decrease in net assets resulting from operations	(17,874)

Distributions to stockholders from:
Net investment income	(2,123)
Total distributions to stockholders	(2,123)

Capital transactions:
Cash contribution	30,000
Acquired assets in the formation transaction	90,494
Acquired assets in the merger	73,541
Repurchase of common stock	(1,054)
Net increase in net assets resulting from capital transactions	192,981
Total increase in net assets	172,984
Net assets at end of period	$172,984
Undistributed net investment income	$1,335

Capital share activity
Shares issued – cash contributions	1,966,667
Shares issued – formation transaction	5,935,800
Shares issued – merger	4,986,585
Shares repurchased	(98,172)
Shares outstanding at the end of the period	12,790,880

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

DECEMBER 31, 2016

Dollar amounts in thousands

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(17,874)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(42,516)
Payment-in-kind income	510
Proceeds from sales of investments	10,640
Proceeds from principal payments	31,098
Net realized (gain) loss on investments	(274)
Purchase accounting loss	4,698
Net change in unrealized (appreciation) depreciation on investments	13,455
Amortization of premium and accretion of discount, net	(2,438)
Amortization of premium on long term debt	(40)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(9,406)
(Increase) decrease in principal receivable	434
(Increase) decrease in interest receivable	(1,342)
(Increase) decrease in deposit at broker	(56)
(Increase) decrease in due from portfolio company	(224)
(Increase) decrease in due from affiliates	(80)
(Increase) decrease in prepaid expenses and other assets	174
Increase (decrease) in payable for investments purchased	21,817
Increase (decrease) in sub-administration fees payable	77
Increase (decrease) in due to affiliates	890
Increase (decrease) in accrued expenses and other liabilities	(816)
Net cash provided by (used for) operating activities	8,727
Cash flows from financing activities
Cash contributions	59,109
Repurchase of common stock	(1,054)
Net cash provided by (used for) financing activities	58,055
Net increase (decrease) in cash	66,782
Cash, beginning of period	—
Cash, end of period	$66,782
Supplemental disclosure of non-cash financing activities :
Assets purchased for shares	$169,738
Long term debt assumed in the merger	$34,574
Short term debt assumed in the merger	$2,558
Short term debt assumed in the formation	$2,377
Dividends declared, not yet paid	$2,123
Supplemental disclosure of cash flow information:
Cash paid for interest	$460

The accompanying notes are an integral part of these financial statements.

GREAT ELM CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

Dollar amounts in thousands

Portfolio Company	Industry	Interest	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 89.42% (1)
Corporate Debt - 89.13% (2)
1st Lien/Senior Secured Debt - 82.10%
310E53RD, LLC(3) (4)	Real Estate Holding Company	10.77% (L + 10.00, 10.15% Floor, 16.00% Cap)	07/01/2017	$6,000	5,982	$5,982	3.46%
Ads Direct Media, Inc. (3) (4) (5)	Internet Advertising	16.50% (L + 13.00%, 16.50% Floor)	05/02/2018	2,035	745	830	0.48%
Avanti Communications Group PLC(6) (7) (8) (9)	Wireless Telecommunications Services	10.00%	10/01/2019	70,035	55,298	42,021	24.29%
Chester Downs & Marina LLC / Chester Downs Finance Corp.(6)	Casinos and Gaming	9.25%	02/01/2020	6,000	5,801	5,760	3.33%
Davidzon Radio, Inc. (3) (4)	Radio Broadcasting	11.00% (L + 10.00%, 11.00% Floor)	03/31/2020	10,127	9,358	9,297	5.37%
JN Medical Corporation(3) (4) (5) (10)	Biological Products	16.77% (L + 16.00%, 11.25% Floor, 17.00% Cap)	06/30/2016	3,500	1,750	1,656	0.96%
Luling Lodging, LLC(3) (4) (5)	Hotel Operator	17.77% (L + 17.00%, 12.25% Floor)	12/18/2017	4,500	3,578	3,578	2.07%
OPS Acquisitions Limited and Ocean Protection Services Limited(3) (4) (7) (13)	Maritime Security Services	12.77% (L + 12.00%, 12.50% Floor)	06/01/2018	4,371	4,255	4,286	2.48%
Optima Specialty Steel, Inc. (3) (6) (14)	Metals and Mining	12.50%	12/15/2016	15,100	15,100	13,854	8.01%
PEAKS Trust 2009-1(3) (4) (7)	Consumer Financing	7.50% (L + 5.00%, 7.50% Floor)	01/27/2020	1,862	1,092	1,072	0.62%
PR Wireless, Inc. (3) (14)	Wireless Communications	10.00% (L + 9.00%, 10.00% Floor)	06/27/2020	8,288	7,524	7,645	4.42%
Pristine Environments, Inc., Revolver(3) (4) (11)	Building Cleaning and Maintenance Services	15.27% (L + 14.50%, 11.70% Floor)	03/31/2017	8,129	8,129	8,129	4.70%
Pristine Environments, Inc., Term Loan A(3) (4) (11)	Building Cleaning and Maintenance Services	16.27% (L + 15.50%, 12.70% Floor)	03/31/2017	1,630	1,630	1,630	0.94%
Pristine Environments, Inc., Term Loan B(3) (4) (11)	Building Cleaning and Maintenance Services	16.27% (L + 15.50%, 12.70% Floor)	03/31/2017	3,004	3,004	2,807	1.62%
RiceBran Technologies Corporation(3) (4)	Grain Mill Products	11.52% (L + 10.75%, 11.50% Floor, 12.00% cap)	06/01/2018	1,384	1,384	1,362	0.79%
RiceBran Technologies Corporation(3) (4)	Grain Mill Products	11.52% (L + 10.75%, 11.50% Floor, 12.00% cap)	06/01/2018	1,375	1,362	1,366	0.79%
Sonifi Solutions, Inc. (3) (8)	Consumer Discretionary	8.00%	03/28/2018	11,577	5,933	6,715	3.88%
Tallage Adams, LLC(3) (15)	Real Estate Services	11.00% (L + 10.00%, 11.00% Floor)	12/31/2017	1,505	1,507	1,504	0.87%
Tallage Lincoln, LLC. (3) (15)	Real Estate Services	11.00% (L + 10.00%, 11.00% Floor)	12/31/2019	5,423	5,430	5,415	3.13%
The Finance Company(3) (4)	Consumer Finance	14.02% (L + 13.25%, 13.75% Floor)	03/31/2018	2,697	2,697	2,650	1.53%
The Selling Source, LLC(3) (5) (8)	Information and Data Services	17.00%	12/31/2017	5,155	4,444	4,201	2.43%
Trilogy International Partners(6)	Wireless Telecommunications Services	13.38%	05/15/2019	10,000	10,005	10,250	5.93%
Total 1st Lien/Senior Secured Debt					156,008	142,010	82.10%

Unsecured Debt - 7.03%
Everi Payments, Inc.	Hardware	10.00%	01/15/2022	12,289	11,598	12,166	7.03%
Modular Process Control, LLC(3) (5) (12)	Energy Efficiency Services	5.00%	04/01/2025	800	—	—	—%
Total Unsecured Debt					11,598	12,166	7.03%

Equity/Other - 0.29%
Infinite Aegis Group, LLC, Warrants(3) (12)	Healthcare Billing and Collections	08/01/2023	1	—	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited, Common Stock(3) (7) (12)	Maritime Security Services		19	—	—	—%
PR Wireless, Inc., Warrants(3) (12)	Wireless Communications	06/27/2024	101	313	314	0.18%
RiceBran Technologies Corporation, Warrants(3) (12)	Grain Mill Products	05/12/2020	300,000	145	119	0.07%
Texas Westchester Financial, LLC, Limited Liability Company Interests(3) (12) (16)	Consumer Financing		9,278	68	68	0.04%
Total Equity/Other				526	501	0.29%

TOTAL INVESTMENTS – 89.42%				$168,132	154,677	89.42%

Other Assets in Excess of Liabilities - 10.58%					$18,307	10.58%

NET ASSETS - 100.00%					$172,984	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be ‘’restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of December 31, 2016. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

(3)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2016 was 0.77%.
(5)	Investment was on non-accrual status as of December 31, 2016.
(6)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(7)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 20.0% are non-qualifying assets.

(8)	Security pays all or a portion of its interest in kind.
(9)

On January 27, 2017, Avanti announced the completion of its previously announced refinancing, with the settlement of its (1) consent solicitation to permit, among other things, the incurrence of up to $132,500 in super senior indebtedness (the “PIK Toggle Notes”) and the payment of PIK interest on the Existing Notes in lieu of cash for certain future interest payments due on the Existing Notes, (2) the New Money Offer and (3) offer to holders participating in the New Money Offer to exchange a portion of their Existing Notes for additional PIK Toggle Notes. Holders who elected to backstop the New Money Offer also received their pro rata share of additional common equity issued by Avanti in an aggregate amount equal to 9.09% of Avanti’s total outstanding shares. Through completion of the consent solicitation and the New Money Offer, Avanti received $80,000 of new cash funding, with an additional $50,000 of funding available on a delayed draw basis, and will have the ability to defer up to $112,000 of future interest payments through April 2018. The Company took part in the refinancing, exchanging $22,900 of Existing Notes for new PIK Toggle Notes and purchasing an additional $9,200 of PIK Toggle Notes for $8,900 of funded cash. The Company continues to hold $47,200 of the Existing Notes.

(10)

In February 2017, the Company sold its loan to JNI Medical Corporation for total consideration, including payment for expenses due under the loan agreement of $3,000.  The Company recognized approximately $1,000 of realized gain on the sale.

(11)	In February 2016, the Pristine Environments, Inc. loans were refinanced at par plus accrued interest and fees, less approximately $500 of remaining principal on the Term Loan B.
(12)	Non-income producing security.

(13)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, a defined in the Investment Company Act, which are not ‘‘Control Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(14)	In March 2017, the Optima Specialty Steel, Inc. note was refinanced at par plus accrued interest and fees.
(15)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(16)

‘‘Control Investments’’ are investments in those companies that are ‘‘Control Investments’’ of the Company, as defined in the Investment Company Act. A company is deemed to be a ‘‘Control Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

L = LIBOR

As of December 31, 2016, the Company’s investments consisted of the following:

	Period Ended December 31, 2016
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$156,008	$142,010
Unsecured Debt	11,598	12,166
Equity/Other	526	501
Total Investments	$168,132	$154,677

As of December 31, 2016, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	December 31, 2016
Wireless Telecommunications Services	33.8%
Metals & Mining	9.0
Building Cleaning and Maintenance Services	8.1
Hardware	7.9
Radio Broadcasting	6.0
Wireless Communications	5.2
Consumer Discretionary	4.3
Real Estate Holding Company	3.9
Casinos and Gaming	3.7
Real Estate Services	3.5
Maritime Security Services	2.8
Information and Data Services	2.7
Hotel Operator	2.3
Grain Mill Products	1.8
Enterprise Software Company	1.7
Biological Products	1.1
Real Estate Services	1.0
Consumer Financing	0.7
Internet Advertising	0.5
Total	100.0%

As of December 31, 2016, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2016
United States	70.1%
United Kingdom	29.9%
Total	100.0%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1. ORGANIZATION

Great Elm Capital Corp. (the Company) was formed on April 22, 2016 as a Maryland corporation. The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company elected to be regulated as a business development company (a BDC) under the Investment Company Act of 1940, as amended (the Investment Company Act). The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (GECM), a subsidiary of Great Elm Capital Group, Inc., a Delaware corporation (Great Elm Capital Group).

The Company seeks to generate current income and capital appreciation through debt and equity investments. The Company invests primarily in secured and senior unsecured debt instruments that it purchases in the secondary markets.

The Company and Full Circle Capital Corporation, a Maryland corporation (Full Circle), entered into an Agreement and Plan of Merger, dated as of June 23, 2016 (the Merger Agreement). The Merger Agreement provides for the merger of Full Circle with and into the Company (the Merger). The Company agreed to provide indemnity to Full Circle’s directors and officers under certain circumstances. The Company has concluded that its indemnification obligation is remote as of the date of the accompanying financial statements. The Merger was completed on November 3, 2016 and the Company began operations on November 4, 2016. The Company is accounting for the Merger as a business combination under Accounting Standards Codification (ASC) Section 805, Business Combinations (ASC 805). The consideration for the Merger consisted of 4,986,585 shares of common stock, par value $0.01 per share, of the Company (the Common Stock).

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to Regulation S-X and Regulation S-K.

Prior to the Merger, the Company applied ASC Topic 915, Development Stage Entities (ASC 915) and accordingly had determined whether costs incurred were to be charged to expense when incurred or were to be capitalized or deferred. The Company concluded that costs incurred before the date of the Merger were contingent and these costs were charged to expense as permitted under ASC 915.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned, or previously wholly owned subsidiaries, TransAmerican Asset Servicing Group, Inc. and FC Shale Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are generally included in interest income.

Certain of the Company’s debt investments were purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole.

Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method assuming there are no material questions as to collectability. For debt instruments where the Company received original issue discounts, when principal payments on the debt instrument are received in an amount in excess of the debt instrument’s amortized cost, the excess principal payments are recorded as interest income.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) . We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the first in first out method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Organization and Merger Related Costs. Organization and Merger related costs, including costs relating to the formation and incorporation of the business were deemed to be incurred by the Company only subsequent to the Merger being completed. Costs incurred to the date of the Merger were contingent and charged these costs to expense as permitted under ASC 915.

Cash and Cash Equivalents. Cash and cash equivalents consist of bank demand deposits and investments in money market mutual funds. The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities. As of December 31, 2016, the Company held $3,233 in cash and cash equivalents and $63,549 in money market mutual funds.

Valuation of Portfolio Investments. The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s board of directors (the Board of Directors).

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5.

The Company values its portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of the Company, (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (3) are able to transact for the asset, and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. The Company generally obtains market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of the Company’s investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by the Board of Directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process approved by the Board of Directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪	The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by the Board of Directors;
▪

Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of GECM;

▪

The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm;

The Company’s audit committee recommends, and the Board of Directors approves, the fair value of the investments in our portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of the audit committee of the Board of Directors and the Board of Directors;

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, and enterprise values.

Foreign Currency Translation. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (ii) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the Code). The Company intends to elect to be taxed as a regulated investment company (RIC) under subchapter M of the Code for the partial taxable year beginning on October 1, 2016 and ending December 31, 2016. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (ICTI) including payment-in-kind (PIK) interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end. So long as the Company maintains its status as a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the Minimum Distribution Amount), the Company will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Recent Accounting Developments.

In November 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The application of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement. On September 27, 2016, the Company entered into an investment management agreement (the Investment Management Agreement) with GECM in connection with the transactions described in Note 8.  Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement. This fee consists of two components: a base management fee and an incentive fee.

Management Fee The base management fee is calculated at an annual rate of 1.50% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. The base management fee will be payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

For the period ended December 31, 2016, management fees amounted to $392. As of December 31, 2016, $392 remained payable.

Incentive Fee The incentive fee consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, the Company will pay GECM 20% of the amount by which the Company’s pre-incentive fee net investment income (the Pre-Incentive Fee Net Investment Income) for the quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which GECM receives all of such income in excess of the 1.75% level but less than 2.1875% (8.75% annualized) and subject to a total return requirement (described below). The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of the Company’s net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, GECM will receive 20.0% of the Company’s pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, Accrued Unpaid Income). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.

Any income incentive fee otherwise payable with respect to Accrued Unpaid Income (collectively, the Accrued Unpaid Income Incentive Fees) are deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by the Company or its consolidated subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (A) reduce Pre-Incentive Fee Net Investment Income and (B) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

Under the capital gains component of the incentive fee, the Company is obligated to pay GECM at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

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

For the period ended December 31, 2016, the Company incurred Incentive Fees based on income of $863. As of December 31, 2016, $863 remained payable of which $863 of the payable at December 31, 2016 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. For the period ended December 31, 2016, the Company accrued Incentive Fees based on capital gains of $0.

The Investment Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Investment Management Agreement or otherwise as an investment adviser of the Company.

The Company’s chief executive officer is also chief investment officer of GECM, a partner in MAST Capital Management, LLC (MAST Capital), the investment manager of the Company’s largest stockholders, and a member of the board of directors of Great Elm Capital Group.

Administration Fees. On September 27, 2016, the Company entered into an administration agreement (the Administration Agreement) with GECM to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement.

GECM agreed that the aggregate amount of expenses accrued for reimbursement pursuant to the Administration Agreement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for the Company, inclusive of the fees charged by any sub-administrator to provide such financial, compliance and/or accounting personnel to the Company (the Compensation Expenses), during the year ending November 4, 2017, when taken together with Compensation Expenses reimbursed or accrued for reimbursement by the Company pursuant to the Investment Management Agreement during such period, shall not exceed 0.50% of the Company’s average net asset value during such period. The Company accrued $80 as of December 31, 2016 under the reimbursement provision of the Administration Agreement.  GECM’s expense cap will be determined retrospectively for the year ending November 4, 2017 and as a result such amount may be reduced.

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

For the period ended December 31, 2016, the Company incurred expenses under the Administration Agreement of $224. As of December 31, 2016, $138 remained payable.

4. FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 - Investments valued using unadjusted quoted prices in active markets for identical assets.

Level 2 - Investments valued using other unadjusted observable market inputs, e.g. quoted prices in markets that are not active or quotes for comparable instruments.

Level 3 - Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 Instruments.

Level 2 Instruments Valuation Techniques and Significant Inputs

Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency may include commercial paper, most government agency obligations, certain corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

Level 3 Instruments Valuation Techniques and Significant Inputs

Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on an analysis of market comparables, transactions in similar instruments and/or recovery and liquidation analyses.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

▪    Transactions in similar instruments;

▪    Discounted cash flow techniques;

▪    Third party appraisals; and

▪    Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

▪     Current financial performance as compared to projected performance;

▪    Capitalization rates and multiples; and

▪    Market yields implied by transactions of similar or related assets.

The table below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2016. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2016	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,979	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	11.85% - 39.80% (16.33%) 3.50 - 6.35 (5.76)
	Unsecured Debt $0	Liquidation Value	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $314 $68	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $119	Volatility:	71.10% - 71.10% (71.10%)

[1]

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

[2]	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.

[3]

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

[4]	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$58,031	$83,979	$142,010
Equity/Other	—	—	501	501
Unsecured Debt	—	12,166	—	12,166
Total investment assets	$—	$70,197	$84,480	$154,677

The following is a reconciliation of Level 3 assets for the period from November 4, 2016 (commencement of operations as a BDC) through December 31, 2016:

Level 3	Beginning Balance as of November 3, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2016
1st Lien/Senior Secured and Unsecured Debt	$88,849	$35,771	$274	$(926)	$(41,738)	$1,749	$—	$—	$83,979
Equity/Other	526	—	—	(25)	—	—	—	—	501
Total investment assets	$89,375	$35,771	$274	$(951)	$(41,738)	$1,749	$—	$—	$84,480

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2016 totaled $(951) consisting of the following: 1st Lien/Senior Secured and Unsecured Debt $(926) and Equity/Other $(25).

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the period from November 4, 2016 through December 31, 2016. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

5. DEBT

Notes Payable.  On November 3, 2016, the Company assumed $33,646 of Full Circle 8.25% Senior Notes due 2020 (the “Notes”) in connection with the Merger by executing the second supplemental indenture dated November 3, 2016.

The Notes were initially issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively with the second supplemental indenture, the Indenture), between Full Circle Capital Corporation and U.S. Bank National Association (the Trustee). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a fixed rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2016, the Company’s outstanding borrowings were $33,646, and the Company’s asset coverage ratio was 6 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2016.

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt
December 31, 2016	$33,646	$6.170	$	N/A	$1.016

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of Great Elm’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable for senior securities that are not registered for public trading. The average market value per unit for the Notes is based on the average daily prices of such notes and is expressed per $1 of indebtedness since November 4, 2016.

The Indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2016, the Company had not repurchased any of the Notes.

The summary information of the Notes for the period ended December 31, 2016, is as follows:

Period Ended December 31, 2016
Borrowing interest expense	$460
Facility fees	—
Amortization of acquisition premium	(40)
Total	$420
Weighted average interest rate	7.86%
Average outstanding balance	$33,646

	As of December 31, 2016
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,184
Total	$33,646	$33,646	$34,184

6. COMMITMENTS AND CONTINGENCIES

MAST Capital and Great Elm Capital Group have incurred all organization, transaction-related and offering costs on behalf of the Company which are estimated at approximately $3,471, through December 31, 2016. Following completion of the Merger, the Company’s obligation to reimburse such costs as described in Note 8 became non-contingent, fixed and determinable.

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2016, the Company had approximately $2.5 million in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.

Two complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the Saunders Action), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the Russell Action), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the Circuit Court), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the Speiser Action, and together with the Saunders Action and the Russell Action, the Actions).

On October 24, 2016, the Company, Full Circle, Great Elm Capital Group, MAST Capital, certain directors of the Full Circle and plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the MOU). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and the Company agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the Stipulation) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle’s stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement.

7. INDEMFICATION

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

8. CAPITAL TRANSACTIONS

Formation Transaction

On June 23, 2016, Great Elm Capital Group contributed $30,000 to the Company and the Company issued 30 shares of Common Stock. Such shares were recapitalized into an aggregate of 1,966,667 shares of Common Stock upon the contribution of the Initial GECC Portfolio.

The Company, Great Elm Capital Group and funds managed by MAST Capital (the MAST Funds) entered into a Subscription Agreement, dated as of June 23, 2016 (the Subscription Agreement). The Subscription Agreement provided for (a) the $30,000 capital contribution by Great Elm Capital Group in exchange for 1,966,667 shares of Company Common Stock and (b) contribution by the MAST Funds of a portfolio of debt instruments (the Initial GECC Portfolio) to the Company in exchange for 5,935,800 shares of Common Stock.

On September 27, 2016, the MAST Funds conveyed the Initial GECC Portfolio to the Company and that transaction settled November 1, 2016. On November 1, 2016, the Company issued 5,935,800 shares of Common Stock in exchange for the Initial GECC Portfolio in settlement of the transaction. Under ASC 805, the Company accounted for the contribution of the Initial GECC Portfolio as an asset acquisition as of the settlement date.  The cost amounts reflected in the following table are the price at which the assets were transferred, which is viewed as representative of fair value as of November 1, 2016, and the total is included in the accompanying consolidated statement of changes as “Shares issued – formation transactions.”

As of November 3, 2016, the Initial GECC Portfolio was comprised of:

Portfolio Company	Industry	Type of Investment	Interest	Maturity	Par Amount/ Quantity	Cost	Fair Value
Avanti Communications Group plc	Wireless Telecommunications Services	Sr. Secured Notes	10.00%	10-1-19	$70,035	$54,629	$53,577
Everi Payments Inc.	Hardware	Sr. Unsecured Notes	10.00%	1-15-22	$12,289	11,581	11,705
Optima Specialty Steel Inc.	Metals and Mining	Sr. Secured Notes	12.50%	12-15-16	$15,100	13,726	14,164
Tallage Lincoln, LLC	Real Estate Services	Sr. Secured Term Loan	10.00%	5-21-18	$372	372	372
Tallage Adams, LLC	Real Estate Services	Sr. Secured Term Loan	10.00%	12-12-16	$169	181	181
Trilogy International Partners	Wireless Telecommunications Services	Sr. Secured Notes	13.375%	5-15-19	$10,000	10,005	10,000
Total						$90,494	$89,999

In the Subscription Agreement, the Company agreed, to reimburse costs associated with the transactions contemplated by the Subscription Agreement and the Merger Agreement incurred by Great Elm Capital Group and the MAST Funds, if the transaction closed. See Note 6.

Merger

On June 23, 2016, the Company entered into the Merger Agreement with Full Circle.  Following approval of the Merger on October 31, 2016 by Full Circle’s stockholders, on November 3, 2016:

▪	Full Circle merged into the Company resulting in the Company’s acquisition, by operation of the Merger, of Full Circle’s portfolio that we valued at $74,658 at November 3, 2016;
▪	The Company became obligated to issue an aggregate of 4,986,585 shares of Common Stock to former Full Circle stockholders; and
▪	The Company’s exchange agent paid a $5.4 million special cash dividend to former Full Circle stockholders.

The Company has accounted for the Merger as a business combination under ASC Topic 805 and Regulation S-X’s purchase accounting guidance. The Company was designated as the accounting acquirer for accounting purposes. The difference between the fair value of Full Circle’s net assets and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than the fair value of the merger consideration paid by the Company. The calculation of the purchase accounting loss is detailed in the table below.

Consideration Paid:
Common stock issued	$73,541
Assets acquired:
Cash and cash equivalents	29,109
Investments	74,658
Other assets	2,252
Liabilities assumed:
Notes payable	(34,574)
Other liabilities	(2,600)
Net assets acquired	68,845
Purchase accounting loss	$4,698

The Company incurred approximately $3,471 of transaction-related expenses related to the Formation Transaction and Merger during the period ended December 31, 2016.  Transaction-related expenses are comprised primarily of legal, accounting and other professional fees and third party costs.

The following table provides the pro forma consolidated operational data as if the Merger had occurred on January 1, 2016 and we were in operations for the full year.  The pro forma consolidated operational data is based on assumptions and estimates; however, these pro forma results are not indicative of the results of operations that would have been obtained had the Merger occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. Information presented for the year ended December 31, 2015 represents Full Circle’s financial information for the period, unadjusted.

	Twelve Months Ended	Twelve Months Ended
(in thousands, except per share data)	December 31, 2016	December 31, 2015
Total Investment Income	$17,125	$18,320
Net Investment Income	5,853	9,204
Net Decrease in Net Assets Resulting from Operations	$(12,383)	$(7,197)

Weighted average common shares outstanding	6,953	4,957
Net Decrease in Net Assets Resulting from Operations per share, basic and diluted	$(1.78)	$(1.45)

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock purchase program. For the quarter ended December 31, 2016, we purchased 98,172 shares under our stock buyback program at a weighted average price of $10.73 per share. As of March 24, 2017, we have cumulatively purchased 338,306 shares under our stock buyback program at the weighted average price of $11.18 per share, resulting in $3.8 million of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 2016	16,030	$10.79	16,030	$14,827
December 2016	82,142	$10.72	82,142	$13,946
Total	98,172	$10.73	98,172

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the period ended December 31, 2016:

Period Ended December 31, 2016
Numerator for basic and diluted earnings per share - decrease in net assets resulting from operations	$(17,874)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,853
Basic and diluted earnings per share	$(1.39)

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.  Weighted average shares outstanding represents the weighted average shares outstanding after giving effect to the Merger and Formation Transactions, and as such is calculated from November 3, 2016 through December 31, 2016.

10. TAX INFORMATION

The tax character of distributions during the period ended December 31, 2016, were as follows:

Period Ended
December 31, 2016
Distributions paid from:
Ordinary Income	$2,123
Net Long-Term Capital Gains	$0
Total Taxable Distributions	$2,123

As of December 31, 2016, the components of Distributable Earnings (Losses) on a tax basis were as follows:

December 31, 2016
Undistributed Ordinary Income - net	$1,781
Capital Loss Carryforwards	$(41,842)
Total Undistributed Earnings	$(40,061)
Unrealized Earnings (Losses) - net	$(6,402)
Total Accumulated Earnings (Losses) - net	$(46,463)

As of December 31, 2016, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2016
Tax cost	$224,762
Gross unrealized appreciation	$1,837
Gross unrealized depreciation	$(8,239)
Net unrealized depreciation on investments	$(6,402)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company's and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of paydown gains and losses.

December 31, 2016
Paid-in capital in excess of par	$26,464
Accumulated undistributed net investment income	$3,454
Accumulated net realized gain (loss)	$(29,918)

At December 31, 2016, the Company, for federal income tax purposes, had capital loss carryforwards of $41,842 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2016, $34,502 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2016, $7,651 are short-term and $34,191 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (ASC 740) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period ended December 31, 2016:

November 4, 2016 (Commencement of Operations) to December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$14.41
Net investment income	0.28
Net realized gains	0.02
Net unrealized losses	(1.05)
Net decrease in net assets resulting from operations	(0.75)
Accretion from share buybacks	0.03
Distributions declared from net investment income(2)	(0.17)
Distributions declared from net realized gains(2)	—
Net decrease resulting from distributions to common stockholders	(0.17)
Net asset value, end of period	$13.52

Shares outstanding, end of year/period	12,791
Total return based on net asset value(3)	(5.30)%
Total return based on market value(3)	(2.03)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$172,984
Average net assets	$179,366
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4)	2.45%
Ratio of management fees to average net assets(4)	1.38%
Ratio of interest and credit facility expenses to average net assets(4)	1.48%
Ratio of incentive fees to average net assets(4)	3.04%
Ratio of total expenses to average net assets before waiver(4)	8.35%
Ratio of total expenses to average net assets after waiver(4)	8.07%
Ratio of net investment income to average net assets(4)	12.44%
Portfolio turnover	27%
Average net assets per share of market value at the end of the period

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan, and is assumed to be $12.03 on November 4, 2016.  $12.03 represents the closing price of Full Circle’s common stock on its last day of trading prior to the merger, as adjusted by the exchange ratio in the merger agreement.
(4)	Annualized.

12. AFFILIATED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represented 2.48% of the Company's net assets. Fair value as of December 31, 2016 along with transactions during the year ended December 31, 2016 in these affiliated investments was as follows:

		Period Ended December 31, 2016				Period Ended December 31, 2016
Non-Controlled, Affiliated Investments	Fair Value at April 22, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	$—	$4,294	$(40)	$32	$4,286	$—	$89	$—	$—
Totals	$—	$4,294	$(40)	$32	$4,286	$—	$89	$—	$—

*

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2016 represented 0.04% of the Company's net assets. Fair value as of December 31, 2016 along with transactions during the year ended December 31, 2016 in these controlled investments was as follows:

		Period Ended December 31, 2016				Period Ended December 31, 2016
Controlled Investments	Fair Value at April 22, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Texas Westchester Financial, LLC	$—	$68	$—	$—	$68	$—	$—	$—	$—
Totals	$—	$68	$—	$—	$68	$—	$—	$—	$—

*

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016(1)	September 30, 2016	June 30, 2016
Investment income	$5,831	$—	$—
Net investment income	5	—	—
Net realized and unrealized losses	(17,879)	—	—
Net decrease in net assets resulting from operations	(17,874)	—	—
Basic and diluted earnings (losses) per common share	(1.39)	—	—
Net asset value per common share at end of quarter	13.52	—	—

(1)	Partial quarter for the period from November 4, 2016 through December 31, 2016.
14.	SUBSEQUENT EVENTS

Subsequent events after the have been evaluated through March 29, 2017. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On January 27, 2017, Avanti announced the completion of its previously announced refinancing, with the settlement of its (1) consent solicitation to permit, among other things, the incurrence of up to $132,500 in PIK Toggle Notes and the payment of PIK interest on the Existing Notes in lieu of cash for certain future interest payments due on the Existing Notes, (2) the New Money Offer and (3) offer to holders participating in the New Money Offer to exchange a portion of their Existing Notes for additional PIK Toggle Notes.  Holders who elected to backstop the New Money Offer also received their pro rata share of additional common equity issued by Avanti in an aggregate amount equal to 9.09% of Avanti’s total outstanding shares. Through completion of the consent solicitation and the New Money Offer, Avanti received $80,000 of new cash funding, with an additional $50,000 of funding available on a delayed draw basis, and has the ability to defer up to $112,000 of future interest payments through April 2018.  The Company took part in the refinancing, exchanging $22,900 of Existing Notes for new PIK Toggle Notes and purchasing an additional $9,200 of PIK Toggle Notes for $8,900.  The Company continues to hold $47,200 of the Existing Notes.

In January 2017, the Company purchased an aggregate of $8,000 face value of Nana Development Corp senior secured bonds.  The bonds have a coupon of 9.50% and mature March 15, 2019.

In January and February 2017, the Company sold all of its holdings in Trilogy International Partners, LLC.  We recognized approximately $290 of realized gain on the sales.

In February 2017, the Company sold its loan to JN Medical Corporation for total consideration, including payment for expenses due under the loan agreement of $3,000.  The Company recognized approximately $1,000 of gain on the sale.

In February 2017, the Company’s loans to RiceBran Technologies Corporation were paid off at par plus accrued interest and fees.

In February 2017, certain assets of Pristine Environments were acquired by a newly-formed, wholly owned subsidiary of the Company, PE Facility Solutions LLC. The proceeds of the asset acquisition were used by Pristine Environments to repay all but $500 of our outstanding credit facility.

In March 2017, the Company’s holdings in the 12.50% Senior Secured Notes of Optima Specialty Steel were refinanced at par plus accrued interest of approximately $15.3 million following bankruptcy court approval of Optima’s debtor-in-possession financing, resulting in the reversal of the unrealized loss of approximately $1.2 million at December 31, 2016. The Company received an approximately $12.7 million allocation of such debtor-in-possession facility.

The Company’s board of directors declared the monthly distributions for the second quarter of 2017 at an annual rate of approximately 7.39% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
April	$0.083	April 28, 2017	May 15, 2017
May	$0.083	May 31, 2017	June 15, 2017
June	$0.083	June 30, 2017	July 14, 2017

Exhibit Index

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No. 814-01211 with the Securities and Exchange Commission.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation (“Full Circle”) and the Registrant (incorporated by reference to the Rule 425 filing on June 27, 2016)

2.2

Subscription Agreement, dated as of June 23, 2016, by and among the Registrant, Great Elm Capital Group, Inc. and the investment funds signatory thereto (incorporated by reference to the Rule 425 filing on June 27, 2016)

3.1	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 7, 2016)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 2 to the Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.1	Form of certificate for the Registrant’s common stock (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.2	8.25% Senior Note due 2020 (incorporated by reference to Exhibit 3.3 to the Form 8-K filed on November 7, 2016)

4.3

Indenture, dated as of June 3, 2013, by and between the Registrant and U.S. Bank National Association, as trustee (the “Trustee”) (incorporated by reference to Full Circle’s Amendment No. 1 to Form N-2 (File No. 333-188280) filed on June 11, 2013).

4.4

First Supplemental Indenture, dated as of June 3, 2013, by and between Full Circle and the Trustee (incorporated by reference to Full Circle’s Amendment No. 2 Form N-2 (File No. 333-188280) filed on June 19, 2013)

4.5*	Second Supplemental Indenture, dated as of November 3, 2016 by and among Full Circle, the Registrant and the Trustee.

9.1

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016)

10.1

Investment Management Agreement, dated as of September 27, 2016, by and between the Registrant and Great Elm Capital Management, Inc. (“GECM”) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 7, 2016)

10.2	Administration Agreement, dated as of September 27, 2016, by and between the Registrant and GECM (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016)

10.3*	Custodian Agreement, dated as of October 27, 2016 by and between the Registrant and State Street Bank & Trust Company.

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

14.1*	Code of Ethics

14.2*	Code of Ethics of Great Elm Capital Management, Inc.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith