Form 10-Q
period 2017-03-31
Great Elm Capital Corp.
filed 2017-05-12
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange Act of 1934    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐

As of May 10, 2017, the registrant had 11,641,186 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “GECC,” “we,” “us,” “our,” the “Company” and words of similar import are to Great Elm Capital Corp. and/or its subsidiaries.  We reference materials on our website, www.greatelmcc.com, but nothing on our website shall be deemed incorporated by reference or otherwise contained in this report.  All dollar amounts, other than per share amounts, are disclosed in thousands unless otherwise noted.

Item 1. Financial Statements.

The financial statements listed in the index to financial statements immediately following the signature page to this report are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments. Our investment focus is on debt obligations of middle-market companies.  We invest primarily in the debt of middle-market companies as well as small businesses, generally in the form of senior secured and unsecured notes, as well as in senior secured loans, junior loans and mezzanine debt. We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc. (“GECM”) entered into the Investment Management Agreement and the Administration Agreement, and, upon closing the Merger, we began to accrue obligations to our external investment manager under those agreements.

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

Formation Transactions

On June 23, 2016, we entered into the Subscription Agreement, under which:

▪	On June 23, 2016, Great Elm Capital Group, Inc. (“GEC”) contributed $30,000 in exchange for 1,966,667 shares of our common stock.
▪

On September 27, 2016 before we elected to be a BDC, funds (the “MAST Funds”) managed by MAST Capital Management, LLC (“MAST”) contributed to us the Initial GECC Portfolio that we valued at $90,000 in exchange for 5,935,800 shares of our common stock.

For financial reporting purposes, we have accounted for the contribution of the Initial GECC Portfolio as an asset acquisition per Topic 805, Business Combinations, of the Accounting Standards Codification (“ASC”).  For tax purposes, we recorded our basis in the Initial GECC Portfolio at the fair market value of the Initial GECC Portfolio as of the date of contribution.

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

Full Circle Merger

On June 23, 2016, we entered into the Merger Agreement with Full Circle.  Following approval on October 31, 2016 of the Merger by Full Circle’s stockholders, on November 3, 2016:

▪	Full Circle merged into us (the “Merger”) resulting in our acquisition, by operation of the Merger, of Full Circle’s portfolio that we valued at $74,658 at November 3, 2016;
▪	We became obligated to issue an aggregate of 4,986,585 shares of our common stock to former Full Circle stockholders; and
▪	Our exchange agent paid a $5,393 special cash dividend to former Full Circle stockholders.

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

Revenues

We generate revenue primarily in the form of interest on the debt investments that we hold. We also may generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Our debt investments generally pay interest quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay in kind (“PIK”). In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

Critical Accounting Policies

Valuation of Portfolio Investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of directors (our “Board”). Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of us; (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary); (3) are able to transact for the asset; and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

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

We may purchase debt investments at a discount to their face value. Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method, unless there are material questions as to collectability. For debt instruments where we are amortizing original issue discounts, when principal payments on the debt instrument are received in an amount in excess of the debt instrument’s amortized cost, the excess principal payments are recorded as interest income.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$—	N/A
Merger	74,658	—	N/A
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)	N/A
Quarter ended March 31, 2017	75,852	(78,758)	9.87%
For the Three Months Ended March 31, 2017	$75,852	$(78,758)	N/A
Since inception	$283,010	$(120,496)	N/A

(1)	Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and payment in kind “PIK” income

(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the period from inception through March 31, 2017:

Dollar amounts in thousands	For the quarter ended March 31, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$154,677	$—
Portfolio Investments Acquired via the Formation Transaction and Merger	—	165,152
Portfolio Investments Acquired(1)	75,852	42,006
Amortization and Accretion of Fixed Income Premiums and Discounts	1,178	2,438
Portfolio Investments Repaid	(78,758)	(41,738)
Net Change in Unrealized Gain (Loss) on Investments	(2,695)	(13,455)
Net Realized Gains (Losses) on Investments	1,980	274
Ending Investment Portfolio	$152,234	$154,677

(1)	Includes PIK income.

During the three months ended March 31, 2017, we recorded net unrealized appreciation (depreciation) of $(2,695).

During the three months ended March 31, 2017, we recorded net realized gains of $1,980, primarily in connection with our disposition of our investment in JN Medical, which resulted in a $1,007 gain.  We also realized gains of $281 on our sale of our Trilogy International bonds and $354 on the sale of a portion of our Everi Payments bonds.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2017:

	March 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Investments:
Debt Instruments	$149,601	98.3%
Equity Investments	2,633	1.7%
Total Investments at Fair Value	$152,234	100.0%

Results of Operations for the three months ended March 31, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$7,315	$0.58
Interest Income	6,826	0.54
Dividend Income	46	0.00
Other Income	443	0.04

Net Operating Expenses	3,221	0.26
Management Fee	593	0.05
Incentive Fee	1,023	0.08
Total Advisory Fees	1,616	0.13
Total Costs Incurred Under Administration Agreement	495	0.04
Director’s Fees	27	0.00
Interest Expenses	631	0.05
Professional Services Expense	331	0.03
Custody Fees	13	0.00
Other	113	0.01
Fees Waivers and Expense Reimbursement	(5)	0.00

Net Investment Income	$4,094	$0.32

(1)

The per share figures noted above are based on a weighted average of 12,636,477 shares for the three months ended March 31, 2017, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $1,142 for the three months ended March 31, 2017.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income(2)	$7,315	$0.58
Interest Income	6,826	0.54
Dividend Income	46	0.00
Other Income	443	0.04

(1)	The per share figures noted above are based on a weighted average of 12,636,477 shares for the three months ended March 31, 2017.
(2)	Total investment income includes PIK income of $1,142 for the three months ended March 31, 2017.

Total Investment Income for the three months ended March 31, 2017 was $7,315, which included $6,826 of interest income.  Interest income included net accretion of OID and market discount of $1,178 and total investment income included PIK income of $1,142.

We also generated $443 of fee income.

Expenses

	In Thousands	Per Share
Net Operating Expenses	$3,221	$0.26
Management Fee	593	0.05
Incentive Fee	1,023	0.08
Total Advisory Fees	1,616	0.13
Total Costs Incurred Under Administration Agreement	495	0.04
Director’s Fees	27	0.00
Interest Expenses	631	0.05
Professional Services Expense	331	0.03
Bank Fees	13	0.00
Other	113	0.01
Fees Waivers and Expense Reimbursement	(5)	(0.00)

Total expenses for the three months ended March 31, 2017 were $3,226.

Total advisory fees were $1,616, with $593 of management fees and $1,023 of incentive fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $495, which includes direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.  We have accrued $5 as of March 31, 2017 under the reimbursement provision of the administration agreement, based on expenses accrued from November 4, 2016 through March 31, 2017. The cap on costs will be determined after completion of the year ending November 4, 2017.

Interest expense for the period was $631.

Net Investment Income

Net investment income for the three months ended March 31, 2017 was $4,094.

Realized Gain (Loss) on Investments

During the three months ended March 31, 2017, we recorded net realized gains of $1,980, primarily in connection with our disposition of our investment in JN Medical, which resulted in a $1,007 gain.  We also realized gains of $281 on the sale of our Trilogy International bonds and $354 on the sale of a portion of our Everi Payments bonds.

Change in Unrealized Gain (Loss) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(2,695) for three months ended March 31, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, for the three months ended March 31, 2017 by portfolio company.

Dollar amounts in thousands		December 31, 2016			March 31, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(3,192)	$55,298	$42,021	$(13,277)	$64,417	$47,948	$(16,469)
OPS Acquisitions Limited and Ocean Protection Services Limited	(1,591)	4,255	4,286	31	4,234	2,674	(1,560)
Sonifi Solutions, Inc.	1,347	5,933	6,715	782	4,751	6,880	2,129
Other(1)	741	102,646	101,655	(991)	94,982	94,732	(250)
Totals	$(2,695)	$168,132	$154,677	$(13,455)	$168,384	$152,234	$(16,150)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At March 31, 2017, we had approximately $66,763 of cash and cash equivalents, none of which was restricted in nature.

At March 31, 2017, we had investments in debt securities of 20 companies, totaling approximately $149,601 at fair value and equity investments in seven companies, totaling approximately $2,633 at fair value. The debt investment amount includes $526 in accrued PIK income earned for the three months ended March 31, 2017, and $526, cumulatively, which is included in carrying value of our investments.

For the three months ended March 31, 2017, cash provided by operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $6,989, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $2,906, reflecting principal repayments and sales of $78,758, offset by additional investments of $75,852. Such amounts included draws and repayments on revolving credit facilities.  Our Board previously set our distribution rate at $0.083 per share per month and we intend to re-evaluate our dividend rate from time to time.

Stock Buyback Program

We have implemented a stock buyback program through May 2018 pursuant to Rule 10b5‑1 of the Exchange Act to repurchase our shares in an aggregate amount of up to $15,000 at market prices at any time the shares trade below 90% of NAV, subject to our compliance with our liquidity, covenant, leverage and regulatory requirements.  Our Board has increased the overall size of the stock buyback program by a further $35,000.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Notes Payable.

On November 3, 2016, we assumed approximately $33,646 in aggregate principal amount of Full Circle’s 8.25% Notes due June 30, 2020 (the “Notes”).  The Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears at a rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at our option. The Notes are listed on the NASDAQ Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

Recent Developments

During April 2017, we sold our position in Chester Downs & Marina LLC for approximately $6.3 million, including accrued interest.  We realized approximately $0.3 million of gains on the disposition of the investment

During April and May 2017, we sold the remaining $6.3 million of our position in Everi Payments, Inc. for approximately $6.8 million, including accrued interest.  We realized approximately $0.6 million of gains on the disposition of the investment.

During May 2017, we received approximately $2.8 million in proceeds from the disposition of the primary asset of Double Deuce Lodging, LLC.

Our self-tender offer expired at on May 5, 2017.  We purchased 869,565 shares of our common stock, representing approximately 7 percent of our outstanding shares at a price of $11.50 per share on a pro rata basis for a total cost of approximately $10,000, excluding fees and expenses relating to the self-tender offer.  The purchase price represented approximately 85% of net asset value per share as of March 31, 2017.

Our board of directors declared the monthly distributions for the third quarter of 2017 at an annual rate of approximately 7.37% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
July	$0.083	July 31, 2017	August 15, 2017
August	$0.083	August 31, 2017	September 15, 2017
September	$0.083	September 29, 2017	October 16, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 15 debt investments were at variable rates, representing approximately $79,484 and $70,117 in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of March 31, 2017. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$2,162
2.00%	$1,434
1.00%	$706
-1.00%	$(278)
-2.00%	$(278)
-3.00%	$(278)

This analysis does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. .  See Note 6 to our unaudited consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K (File No. 814-01211).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program. For the three months ended March 31, 2017, we purchased 245,729 shares under our stock buyback program at a weighted average price of $11.35 per share. As of May 10, 2017 we have cumulatively purchased 378,301 shares under our stock buyback program at a weighted average price of $11.17 per share, resulting in $4,227 of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
Total 2017	245,729	$11.35	245,729

Total	343,901	$11.17	343,901	$11,157,069

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

The exhibit index following the financial statements is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of May 12, 2017.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

By:	/s/ Michael J. Sell
Name:	Michael J. Sell
Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2017

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

MARCH 31, 2017

Dollar amounts in thousands (except per share amounts)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Investments, at fair value (amortized cost of $168,384 and $168,132, respectively)	$152,234	$154,677
Cash and cash equivalents	66,763	66,782
Receivable for investments sold	1,764	9,406
Interest receivable	4,261	4,338
Dividends receivable	12	—
Principal receivable	—	786
Due from portfolio company	188	312
Deposit at broker	63	56
Due from affiliates	75	80
Prepaid expenses and other assets	88	107
Total assets	$225,448	$236,544

Liabilities
Notes payable 8.25% due June 30, 2020 (including unamortized premium of $826 and $888 at March 31, 2017 and December 31, 2016; respectively)	$34,471	$34,534
Payable for investments purchased	14,973	21,817
Distributions payable	1,041	2,123
Due to affiliates	3,749	3,423
Accrued expenses and other liabilities	777	1,663
Total liabilities	$55,011	$63,560

Commitments and contingencies (Note 6)	$—	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 12,545,151 and 12,790,880 shares issued and outstanding at March 31, 2017 and December 31, 2016; respectively)	$125	$128
Additional paid-in capital	216,531	219,317
Accumulated net realized losses	(32,361)	(34,341)
Undistributed net investment income	2,292	1,335
Net unrealized depreciation on investments	(16,150)	(13,455)
Total net assets	$170,437	$172,984
Total liabilities and net assets	$225,448	$236,544
Net asset value per share	$13.59	$13.52

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

THREE MONTHS ENDED MARCH 31, 2017

Dollar amounts in thousands (except per share amounts)

Investment Income:
Interest income	$6,826
Dividend income	46
Other income	443
Total investment income	7,315

Expenses:
Management fees	593
Incentive fees	1,023
Administration fees	495
Custody fees	13
Directors’ fees	27
Professional services	331
Interest and credit facility expenses	631
Other expenses	113
Total expenses	3,226
Accrued administration fees waiver	(5)
Net expenses	3,221
Net investment income	4,094

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain/(loss) from:
Investments	1,980
Net change in unrealized appreciation (depreciation) from:
Investments	(2,695)
Net realized and unrealized gains (losses)	(715)
Net increase in net assets resulting from operations	$3,379

Net investment income per share (basic and diluted):	$0.32
Earnings per share (basic and diluted):	$0.27
Weighted average shares outstanding:	12,636,477

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

THREE MONTHS ENDED MARCH 31, 2017

Dollar amounts in thousands

Increase (decrease) in net assets resulting from operations:
Net investment income	$4,094
Net realized gain / (loss) on investments	1,980
Net change in unrealized appreciation (depreciation) on investments	(2,695)
Net increase in net assets resulting from operations	3,379

Distributions to stockholders from:
Net investment income	(3,137)
Total distributions to stockholders	(3,137)

Capital transactions:
Repurchase of common stock	(2,789)
Net decrease in net assets resulting from capital transactions	(2,789)
Total decrease in net assets	(2,547)
Net assets at beginning of period	$172,984
Net assets at end of period	$170,437
Undistributed net investment income	$2,292

Capital share activity
Shares outstanding at the beginning of the period	12,790,880
Shares repurchased	(245,729)
Shares outstanding at the end of the period	12,545,151

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

THREE MONTHS ENDED MARCH 31, 2017

Dollar amounts in thousands

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,379
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(76,994)
Payment-in-kind income	1,142
Proceeds from sales of investments	37,278
Proceeds from principal payments	41,480
Net realized (gain) loss on investments	(1,980)
Net change in unrealized (appreciation) depreciation on investments	2,695
Amortization of premium and accretion of discount, net	(1,178)
Amortization of premium on long term debt	(63)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	7,642
(Increase) decrease in principal receivable	786
(Increase) decrease in interest receivable	77
(Increase) decrease in dividends receivable	(12)
(Increase) decrease in deposit at broker	(7)
(Increase) decrease in due from portfolio company	124
(Increase) decrease in due from affiliates	5
(Increase) decrease in prepaid expenses and other assets	19
Increase (decrease) in payable for investments purchased	(6,844)
Increase (decrease) in due to affiliates	326
Increase (decrease) in accrued expenses and other liabilities	(886)
Net cash provided by (used for) operating activities	6,989
Cash flows from financing activities
Repurchase of common stock	(2,789)
Distributions paid	(4,219)
Net cash provided by (used for) financing activities	(7,008)
Net increase (decrease) in cash	(19)
Cash, beginning of period	66,782
Cash, end of period	$66,763

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$1,041
Supplemental disclosure of cash flow information:
Cash paid for interest	$568

The accompanying notes are an integral part of these financial statements.

GREAT ELM CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

MARCH 31, 2017

Dollar amounts in thousands

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value	% of NAV
Investments at Fair Value - 89.32% (1)
Corporate Debt - 87.78% (2)
1st Lien/Senior Secured Debt - 83.93%
310E53RD, LLC(3) (4)	Real Estate Holding Company	10.99% (L + 10.00, 10.15% Floor, 16.00% Cap)	07/01/2017	$6,000	5,991	$5,988	3.51%
Ads Direct Media, Inc. (3) (4) (5) (9)	Internet Advertising	16.50% (L + 13.00%, 16.50% Floor)	05/02/2018	2,035	745	666	0.39%
Avanti Communications Group PLC(6) (7) (8)	Wireless Telecommunications Services	10.00%	10/01/2019	31,625	26,803	28,779	16.89%
Avanti Communications Group PLC(6) (7) (8)	Wireless Telecommunications Services	12.00%	10/01/2023	47,180	37,591	18,872	11.07%
Chester Downs & Marina LLC / Chester Downs Finance Corp.(6)	Casinos and Gaming	9.25%	02/01/2020	6,000	5,815	6,135	3.60%
Davidzon Radio, Inc. (3) (4)	Radio Broadcasting	11.00% (L + 10.00%, 11.00% Floor)	03/31/2020	10,015	9,301	9,139	5.36%
Luling Lodging, LLC(3) (4) (5)	Hotel Operator	17.99% (L + 17.00%, 12.25% Floor)	12/18/2017	2,715	1,793	1,678	0.98%
NANA Development Corp.(6)	Industrial Other	9.50%	03/15/2019	8,000	7,820	7,840	4.60%
OPS Acquisitions Limited and Ocean Protection Services Limited(3) (4) (7) (10)	Maritime Security Services	12.99% (L + 12.00%, 12.50% Floor)	06/01/2018	4,330	4,234	2,674	1.57%
Optima Specialty Steel, Inc. (3) (11)	Metals and Mining	11.10% (L + 10.00%, 10.00% Floor)	10/31/2017	12,655	12,655	12,655	7.43%
PE Facility Solutions, LLC, Revolver(3) (4) (12)	Building Cleaning and Maintenance Services	10.99% (L + 10.00%, 10.00% Floor)	02/27/2022	1,532	1,532	1,532	0.90%
PE Facility Solutions, LLC, Term Loan A(3) (4) (8) (12)	Building Cleaning and Maintenance Services	11.99% (L + 11.00%, 11.00% Floor)	02/27/2022	10,000	10,000	10,000	5.87%
PE Facility Solutions, LLC, Term Loan B(3) (4) (12)	Building Cleaning and Maintenance Services	14.99% (L + 14.00%, 14.00% Floor)	02/27/2022	8,115	7,510	7,149	4.19%
PEAKS Trust 2009-1(3) (4) (7)	Consumer Financing	7.50% (L + 5.00%, 7.50% Floor)	01/27/2020	1,775	1,084	1,009	0.59%
PR Wireless, Inc. (3) (4)	Wireless Communications	10.00% (L + 9.00%, 10.00% Floor)	06/27/2020	9,830	8,775	9,166	5.38%
Pristine Environments Inc., Term Loan B(3) (4) (5)	Building Cleaning and Maintenance Services	16.49% (L + 15.50%, 12.70% Floor)	03/31/2017	550	500	—	—
Sonifi Solutions, Inc. (3) (8)	Consumer Discretionary	8.00%	03/28/2018	8,832	4,751	6,880	4.04%
Tallage Adams, LLC(3) (11)	Real Estate Services	11.15% (L + 10.00%, 11.00% Floor)	12/31/2017	1,230	1,231	1,229	0.72%
Tallage Lincoln, LLC. (3) (11)	Real Estate Services	11.15% (L + 10.00%, 11.00% Floor)	12/31/2019	4,823	4,829	4,816	2.83%
The Finance Company(3) (4)	Consumer Finance	17.24% (L + 16.25%, 13.75% Floor)	12/31/2019	2,491	2,491	2,416	1.42%
The Selling Source, LLC(3) (5) (8)	Information and Data Services	17.00%	12/31/2017	5,271	4,270	4,423	2.59%
Total 1st Lien/Senior Secured Debt					159,721	143,046	83.93%

Unsecured Debt - 3.85%
Everi Payments, Inc.	Hardware	10.00%	01/15/2022	6,318	5,976	6,555	3.85%
Modular Process Control, LLC(3) (5) (9)	Energy Efficiency Services	5.00%	04/01/2025	800	—	—	—%
Total Unsecured Debt					5,976	6,555	3.85%

Portfolio Company	Industry	Interest	Maturity	Quantity	Cost	Fair Value	% of NAV

Equity/Other - 1.54%
Avanti Communications Group PLC, Common Stock (7) (9)	Wireless Telecommunications Services			1,829,496	23	297	0.17%
Double Deuce Lodging, LLC(3) (9) (12)	Hotel Operator			1	2,138	2,138	1.25%
OPS Acquisitions Limited and Ocean Protection Services Limited, Common Stock(3) (7) (9) (10)	Maritime Security Services			19	—	—	—%
PE Facility Solutions, LLC(3) (9) (12)	Building Cleaning and Maintenance Services			1	—	—	—%
PR Wireless, Inc., Warrants(3) (9)	Wireless Communications		06/27/2024	120	313	60	0.04%
RiceBran Technologies Corporation, Warrants(3) (9)	Grain Mill Products		05/12/2020	300,000	145	70	0.04%
Texas Westchester Financial, LLC, Limited Liability Company Interests(3) (9) (12)	Consumer Financing			9,278	68	68	0.04%
Total Equity/Other					2,687	2,633	1.54%

TOTAL INVESTMENTS – 89.32%					$168,384	152,234	89.32%

Other Assets in Excess of Liabilities - 10.68%						$18,203	10.68%

NET ASSETS - 100.00%						$170,437	100.00%

The accompanying notes are an integral part of these financial statements

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be ‘’restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2017. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

(3)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(4)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.99%.
(5)	Investment was on non-accrual status as of March 31, 2017.
(6)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(7)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 13.9% were non-qualifying assets as of March 31, 2017.

(8)	Security pays, or has the option to pay, all or a portion of its interest in kind.
(9)	Non-income producing security.
(10)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, a defined in the Investment Company Act, which are not ‘‘Control Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(11)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(12)

‘‘Control Investments’’ are investments in those companies that are ‘‘Control Investments’’ of the Company, as defined in the Investment Company Act. A company is deemed to be a ‘‘Control Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

L = LIBOR

As of March 31, 2017, the Company’s investments consisted of the following:

	Three months ended March 31, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$159,721	$143,046
Unsecured Debt	5,976	6,555
Equity/Other	2,687	2,633
Total Investments	$168,384	$152,234

The accompanying notes are an integral part of these financial statements

As of March 31, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

	March 31, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$47,948	31.5%
Building Cleaning and Maintenance Services	18,681	12.3%
Metals & Mining	12,655	8.3%
Wireless Communications	9,226	6.1%
Radio Broadcasting	9,139	6.0%
Industrial Other	7,840	5.1%
Consumer Discretionary	6,880	4.5%
Hardware	6,555	4.3%
Casinos and Gaming	6,135	4.0%
Real Estate Services	6,045	4.0%
Real Estate Holding Company	5,988	3.9%
Information and Data Services	4,423	2.9%
Hotel Operator	3,816	2.5%
Consumer Financing	3,493	2.3%
Maritime Security Services	2,674	1.8%
Internet Advertising	666	0.4%
Grain Mill Products	70	0.1%
Energy Efficiency Services	—	0.0%
Total	$152,234	100.0%

As of March 31, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2017
United States	69.7%
United Kingdom	30.3%
Total	100.0%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

Dollar amounts in thousands

Portfolio Company	Industry	Interest	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 89.42% (1)
Corporate Debt - 89.13% (2)
1st Lien/Senior Secured Debt - 82.10%
310E53RD, LLC(3) (4)	Real Estate Holding Company	10.77% (L + 10.00, 10.15% Floor, 16.00% Cap)	07/01/2017	$6,000	5,982	$5,982	3.46%
Ads Direct Media, Inc. (3) (4) (5)	Internet Advertising	16.50% (L + 13.00%, 16.50% Floor)	05/02/2018	2,035	745	830	0.48%
Avanti Communications Group PLC(6) (7) (8) (9)	Wireless Telecommunications Services	10.00%	10/01/2019	70,035	55,298	42,021	24.29%
Chester Downs & Marina LLC / Chester Downs Finance Corp.(6)	Casinos and Gaming	9.25%	02/01/2020	6,000	5,801	5,760	3.33%
Davidzon Radio, Inc. (3) (4)	Radio Broadcasting	11.00% (L + 10.00%, 11.00% Floor)	03/31/2020	10,127	9,358	9,297	5.37%
JN Medical Corporation(3) (4) (5) (10)	Biological Products	16.77% (L + 16.00%, 11.25% Floor, 17.00% Cap)	06/30/2016	3,500	1,750	1,656	0.96%
Luling Lodging, LLC(3) (4) (5)	Hotel Operator	17.77% (L + 17.00%, 12.25% Floor)	12/18/2017	4,500	3,578	3,578	2.07%
OPS Acquisitions Limited and Ocean Protection Services Limited(3) (4) (7) (13)	Maritime Security Services	12.77% (L + 12.00%, 12.50% Floor)	06/01/2018	4,371	4,255	4,286	2.48%
Optima Specialty Steel, Inc. (3) (6) (14)	Metals and Mining	12.50%	12/15/2016	15,100	15,100	13,854	8.01%
PEAKS Trust 2009-1(3) (4) (7)	Consumer Financing	7.50% (L + 5.00%, 7.50% Floor)	01/27/2020	1,862	1,092	1,072	0.62%
PR Wireless, Inc. (3) (14)	Wireless Communications	10.00% (L + 9.00%, 10.00% Floor)	06/27/2020	8,288	7,524	7,645	4.42%
Pristine Environments, Inc., Revolver(3) (4) (11)	Building Cleaning and Maintenance Services	15.27% (L + 14.50%, 11.70% Floor)	03/31/2017	8,129	8,129	8,129	4.70%
Pristine Environments, Inc., Term Loan A(3) (4) (11)	Building Cleaning and Maintenance Services	16.27% (L + 15.50%, 12.70% Floor)	03/31/2017	1,630	1,630	1,630	0.94%
Pristine Environments, Inc., Term Loan B(3) (4) (11)	Building Cleaning and Maintenance Services	16.27% (L + 15.50%, 12.70% Floor)	03/31/2017	3,004	3,004	2,807	1.62%
RiceBran Technologies Corporation(3) (4)	Grain Mill Products	11.52% (L + 10.75%, 11.50% Floor, 12.00% cap)	06/01/2018	1,384	1,384	1,362	0.79%
RiceBran Technologies Corporation(3) (4)	Grain Mill Products	11.52% (L + 10.75%, 11.50% Floor, 12.00% cap)	06/01/2018	1,375	1,362	1,366	0.79%
Sonifi Solutions, Inc. (3) (8)	Consumer Discretionary	8.00%	03/28/2018	11,577	5,933	6,715	3.88%
Tallage Adams, LLC(3) (15)	Real Estate Services	11.00% (L + 10.00%, 11.00% Floor)	12/31/2017	1,505	1,507	1,504	0.87%
Tallage Lincoln, LLC. (3) (15)	Real Estate Services	11.00% (L + 10.00%, 11.00% Floor)	12/31/2019	5,423	5,430	5,415	3.13%
The Finance Company(3) (4)	Consumer Finance	14.02% (L + 13.25%, 13.75% Floor)	03/31/2018	2,697	2,697	2,650	1.53%
The Selling Source, LLC(3) (5) (8)	Information and Data Services	17.00%	12/31/2017	5,155	4,444	4,201	2.43%
Trilogy International Partners(6)	Wireless Telecommunications Services	13.38%	05/15/2019	10,000	10,005	10,250	5.93%
Total 1st Lien/Senior Secured Debt					156,008	142,010	82.10%

Portfolio Company	Industry	Interest	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Unsecured Debt - 7.03%
Everi Payments, Inc.	Hardware	10.00%	01/15/2022	12,289	11,598	12,166	7.03%
Modular Process Control, LLC(3) (5) (12)	Energy Efficiency Services	5.00%	04/01/2025	800	—	—	—%
Total Unsecured Debt					11,598	12,166	7.03%

Equity/Other - 0.29%
Infinite Aegis Group, LLC, Warrants(3) (12)	Healthcare Billing and Collections		08/01/2023	1	—	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited, Common Stock(3) (7) (12) (13)	Maritime Security Services			19	—	—	—%
PR Wireless, Inc., Warrants(3) (12)	Wireless Communications		06/27/2024	101	313	314	0.18%
RiceBran Technologies Corporation, Warrants(3) (12)	Grain Mill Products		05/12/2020	300,000	145	119	0.07%
Texas Westchester Financial, LLC, Limited Liability Company Interests(3) (12) (16)	Consumer Financing			9,278	68	68	0.04%
Total Equity/Other					526	501	0.29%

TOTAL INVESTMENTS – 89.42%					$168,132	154,677	89.42%

Other Assets in Excess of Liabilities - 10.58%						$18,307	10.58%

NET ASSETS - 100.00%						$172,984	100.00%

The accompanying notes are an integral part of these financial statements

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

L = LIBOR

The accompanying notes are an integral part of these financial statements

As of December 31, 2016 the Company’s investments consisted of the following:

	Period Ended December 31, 2016
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$156,008	$142,010
Unsecured Debt	11,598	12,166
Equity/Other	526	501
Total Investments	$168,132	$154,677

As of December 31, 2016 the industry composition of the Company’s portfolio at fair value was as follows:

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

The accompanying notes are an integral part of these financial statements

As of December 31, 2016 the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2016
United States	70.1%
United Kingdom	29.9%
Total	100.0%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollar amounts in thousands, except per share amounts

1. ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation. The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), a subsidiary of Great Elm Capital Group, Inc., a Delaware corporation (“Great Elm Capital Group”).

The Company seeks to generate current income and capital appreciation through debt and equity investments. The Company invests primarily in secured and senior unsecured debt instruments that it purchases in the secondary markets.

The Company and Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), entered into an Agreement and Plan of Merger, dated as of June 23, 2016 (the “Merger Agreement”). The Merger Agreement provided for the merger of Full Circle with and into the Company (the “Merger”). The Company agreed to provide indemnity to Full Circle’s directors and officers under certain circumstances. The Company has concluded that its indemnification obligation is remote as of the date of the accompanying financial statements. The Merger was completed on November 3, 2016 and the Company began operations on November 4, 2016. The Company accounted for the Merger as a business combination under Accounting Standards Codification (ASC) Topic 805, Business Combinations (“ASC 805”). The consideration for the Merger consisted of 4,986,585 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”).

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America, is not required for interim reporting purposes and has been omitted herein. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 30, 2016. The consolidated financial statements include the accounts of the Company.

Prior to the Merger, the Company applied ASC Topic 915, Development Stage Entities (“ASC 915”) and accordingly had determined whether costs incurred were to be charged to expense when incurred or were to be capitalized or deferred. The Company concluded that costs incurred before the date of the Merger were contingent and these costs were charged to expense as permitted under ASC 915.

The Company’s December 31, 2016 consolidated financial statements were reclassified in order to be consistent with the format used for the March 31, 2017 consolidated financial statements.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly owned, or previously wholly owned, subsidiaries TransAmerican Asset Servicing Group, Inc., PE Facility Solutions, LLC, Double Deuce Lodging LLC, and FC Shale Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments, are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are generally included in interest income.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation). We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the first-in first-out method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Organization and Merger Related Costs. Organization and Merger related costs, including costs relating to the formation and incorporation of the business were deemed to be incurred by the Company only subsequent to the Merger being completed. Costs incurred to the date of the Merger were contingent and the Company charged these costs to expense as permitted under ASC 915.

Cash and Cash Equivalents. Cash and cash equivalents consist of bank demand deposits, United States Treasury Bills and investments in money market mutual funds. The Company considers cash and cash equivalents to include money market funds and may invest in money market funds as part of its cash management activities. As of March 31, 2017, the Company held $23,220 in cash, $14,973 in United States Treasury Bills, and $28,570 in money market mutual funds.

Valuation of Portfolio Investments. The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s board of directors (the “Board of Directors”).

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 4.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. The Company generally obtains market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. However, short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of the Company’s investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with the Company’s documented valuation policy that has been reviewed and approved by the Board of Directors, who also approve in good faith the valuation of such securities as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

The valuation process approved by the Board of Directors with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪	The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to an independent valuation firm (or firms) approved by the Board of Directors;
▪

Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented and discussed with senior management of GECM;

▪

The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm.

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

Foreign Currency Translation. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (1) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (2) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company intends to elect to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code for the partial taxable year beginning on October 1, 2016 and ending December 31, 2016. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end. So long as the Company maintains its status as a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

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

The Company accrued $80 of excise tax expense in fiscal 2016 and has accrued $0 of excise tax expense in fiscal 2017.

At December 31, 2016, the Company, for federal income tax purposes, had capital loss carryforwards of $41,842 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income or excise tax. Under tax regulations, capital losses incurred in taxable years beginning after December 2010 are considered deferred capital losses and are treated as arising on the first day of the Company’s next taxable year, retaining the same short-term or long-term character as when originally deferred. Deferred capital losses are required to be used prior to capital loss carryforwards, which carry an expiration date. As a result of this ordering rule, capital loss carryforwards may be more likely to expire if unused. Of the capital loss carryforwards at December 31, 2016, $34,502 are limited losses and available for use subject to annual limitation under Section 382. Of the deferred capital losses at December 31, 2016, $7,651 were short-term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

Recent Accounting Developments.

In March 2017, FASB issued ASU No. 2017-08; Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities.  The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The application of this guidance is not expected to have a material impact on the accompanying consolidated financial statements and related disclosures.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement. On September 27, 2016, the Company entered into an investment management agreement (the “Investment Management Agreement”) with GECM in connection with the transactions described in Note 8.  Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement. This fee consists of two components: a base management fee and an incentive fee.

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

For the period ended March 31, 2017, management fees amounted to $593. As of March 31, 2017, $593 remained payable and is included in our Statement of Assets and Liabilities in Due to Affiliates.

Incentive Fee The incentive fee consists of two components, an investment income component and a capital gains component. Under the investment income component, on a quarterly basis, the Company will pay GECM 20% of the amount by which the Company’s pre-incentive fee net investment income (the “Pre-Incentive Fee Net Investment Income”) for the quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which GECM receives all of such income in excess of the 1.75% level but less than 2.1875% (8.75% annualized) and subject to a total return requirement (described below). The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of the Company’s net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, GECM will receive 20.0% of the Company’s pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of March 31, 2017 was $4,187.

Any income incentive fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) are deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by the Company or its consolidated subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (A) reduce Pre-Incentive Fee Net Investment Income and (B) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

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

For the three months ended March 31, 2017, the Company incurred Incentive Fees based on income of $1,023. As of March 31, 2017, $1,886 remained payable of which $837 of the payable at March 31, 2017 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. As of December 31, 2016, $863 remained payable of which $840 of the payable at December 31, 2016 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. The payables are included in Due to Affiliates in our Statements of Assets and Liabilities.  For the period ended March 31, 2017, the Company accrued Incentive Fees based on capital gains of $0.

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

The Company’s chief executive officer is also chief investment officer of GECM, a partner in MAST Capital Management, LLC (“MAST Capital”), the investment manager of the Company’s largest stockholders, and a member of the board of directors of Great Elm Capital Group.

Administration Fees. On September 27, 2016, the Company entered into an administration agreement (the “Administration Agreement”) with GECM to provide administrative services, including furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services and other administrative services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement.

GECM agreed that the aggregate amount of expenses accrued for reimbursement pursuant to the Administration Agreement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for the Company, inclusive of the fees charged by any sub-administrator to provide such financial, compliance and/or accounting personnel to the Company (the “Compensation Expenses”), during the year ending November 4, 2017, when taken together with Compensation Expenses reimbursed or accrued for reimbursement by the Company pursuant to the Investment Management Agreement during such period, shall not exceed 0.50% of the Company’s average net asset value during such period. The Company accrued $75 through March 31, 2017 under the reimbursement provision of the Administration Agreement.  GECM’s expense cap will be determined retrospectively for the year ending November 4, 2017 and as a result such amount may be reduced.

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

For the three months ended March 31, 2017, the Company incurred expenses under the Administration Agreement of $495. As of March 31, 2017 and December 31, 2016, $623 and $138 remained payable, respectively, and are included in Due To Affiliates in the Statement of Assets and Liabilities.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2017 and December 31, 2016, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured and Unsecured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3.

Level 3 Instruments	Level 3 Assets as of March 31, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of March 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $81,420	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	12.00% - 27.50% (16.87) 3.50 - 7.50 (6.34)
	Unsecured Debt $0	Liquidation Value[2]	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $2,268 $68	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $[ ]	Volatility[2]	79.12% - 79.12% (79.12%)

Level 3 Instruments	Level 3 Assets as of December 31, 2016	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,979	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	11.85% - 39.80% (16.33%) 3.50 - 6.35 (5.76)
	Unsecured Debt $0	Liquidation Value[2]	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $314 $68	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $119	Volatility[2]	71.10% - 71.10% (71.10%)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$61,626	$81,420	$143,046
Equity/Other	297	—	2,336	2,633
Unsecured Debt	—	6,555	—	6,555
Total investment assets	$297	$68,181	$83,756	$152,234

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2017
1st Lien/Senior Secured and Unsecured Debt	$83,979	$57,979	$1,227	$654	$(62,973)	$554	$81,420
Equity/Other	501	2,138	—	(303)	—	—	2,336
Total investment assets	$84,480	$60,117	$1,227	$351	$(62,973)	$554	$83,756

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2017. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

5. DEBT

On November 3, 2016, the Company assumed $33,646 of Full Circle 8.25% Senior Notes due 2020 (the “Notes”) in connection with the Merger by executing the second supplemental indenture dated November 3, 2016.

The Notes were initially issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively with the second supplemental indenture, the “Indenture”), between Full Circle and U.S. Bank National Association (the Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a fixed rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017, the Company’s outstanding borrowings were $33,646, and the Company’s asset coverage ratio was 6 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of March 31, 2017.

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt
March 31, 2017	$33,646	$6.09	$	N/A	$1.022

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable for senior securities that are not registered for public trading. The average market value per unit for the Notes is based on the average daily prices of such notes and is expressed per $1 of indebtedness for three months ended March 31, 2017.

The Indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2017, the Company had not repurchased any of the Notes.  As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Indenture.

The summary information of the Notes for the period ended March 31, 2017, is as follows:

For the Three Months Ended March 31,
2017
Borrowing interest expense	$694
Amortization of acquisition premium	(63)
Total	$631
Weighted average interest rate	7.61%
Average outstanding balance	$33,646

	March 31, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,198
Total	$33,646	$33,646	$34,198

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2017, the Company had approximately $7,479 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.

Two complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the “Saunders Action”), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the “Russell Action”), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the “Circuit Court”), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the “Speiser Action”, and together with the Saunders Action and the Russell Action, the “Actions”).

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

The Company, Great Elm Capital Group and funds managed by MAST Capital (the “MAST Funds”) entered into a Subscription Agreement, dated as of June 23, 2016 (the “Subscription Agreement”). The Subscription Agreement provided for (a) the $30,000 capital contribution by Great Elm Capital Group in exchange for 1,966,667 shares of Common Stock and (b) contribution by the MAST Funds of a portfolio of debt instruments (the “Initial GECC Portfolio”) to the Company in exchange for 5,935,800 shares of Common Stock.

On September 27, 2016, the MAST Funds conveyed the Initial GECC Portfolio to the Company and that transaction settled November 1, 2016. On November 1, 2016, the Company issued 5,935,800 shares of Common Stock in exchange for the Initial GECC Portfolio in settlement of the transaction. Under ASC 805, the Company accounted for the contribution of the Initial GECC Portfolio as an asset acquisition as of the settlement date.  The cost amounts reflected in the following table are the price at which the assets were transferred, which is viewed as representative of fair value as of November 1, 2016.

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

Merger

On June 23, 2016, the Company entered into the Merger Agreement with Full Circle.  Following approval of the Merger on October 31, 2016 by Full Circle’s stockholders, on November 3, 2016:

▪	Full Circle merged into the Company resulting in the Company’s acquisition, by operation of the Merger, of Full Circle’s portfolio that was valued at $74,658 at November 3, 2016;
▪	The Company became obligated to issue an aggregate of 4,986,585 shares of Common Stock to former Full Circle stockholders; and
▪	The Company’s exchange agent paid a $5,393 special cash dividend to former Full Circle stockholders.

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

The Company incurred approximately $3,471 of transaction-related expenses related to the Formation Transaction and Merger.  Transaction-related expenses were comprised primarily of legal, accounting and other professional fees and third party costs.

Issuer Purchases of Equity Securities

For the three months ended March 31, 2017, we purchased 245,729 shares under our $15,000 stock buyback program at a weighted average price of $11.35 per share. As of March 31, 2017, we have cumulatively purchased 343,901 shares under our stock buyback program at a weighted average price of $11.17 per share, resulting in $3,843 of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
Total 2017	245,729	$11.35	245,729

Total	343,901	$11.17	343,901	$11,157,069

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the period ended March 31, 2017:

Three Months ended March 31, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$3,379
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,636,477
Basic and diluted earnings per share	$0.27

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.  Weighted average shares outstanding represents the weighted average shares outstanding for the three months ended March 31, 2017.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2017:

For the Three Months Ended March 31,
2017
Per Share Data:(1)
Net asset value, beginning of period	$13.52
Net investment income	0.32
Net realized gains	0.16
Net unrealized losses	(0.21)
Net increase in net assets resulting from operations	0.27
Accretion from share buybacks	0.05
Distributions declared from net investment income(2)	(0.25)
Distributions declared from net realized gains(2)	0.00
Net decrease resulting from distributions to common stockholders	(0.25)
Net asset value, end of period	$13.59

Shares outstanding, end of year/period	12,545
Total return based on net asset value(3)	2.38%
Total return based on market value(3)	(0.31)%

Ratio/Supplemental Data:
Net assets, end of period	$170,437
Average net assets	$171,269
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4)	2.31%
Ratio of management fees to average net assets(4)	1.40%
Ratio of interest and credit facility expenses to average net assets(4)	1.49%
Ratio of incentive fees to average net assets(4)	2.42%
Ratio of total expenses to average net assets before waiver(4)	7.64%
Ratio of total expenses to average net assets after waiver(4)	7.63%
Ratio of net investment income to average net assets(4)	9.69%
Portfolio turnover	49%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per, assuming the Company’s distributions were reinvested through its dividend reinvestment plan

(4)	Annualized.

Below is the schedule of financial highlights of the Company for period from November 4, 2016 through December 31, 2016:

November 4, 2016 (Commencement of Operations) to December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$14.41
Net investment income	0.28
Net realized gains	0.02
Net unrealized losses	(1.05)
Net decrease in net assets resulting from operations	(0.75)
Accretion from share buybacks	0.03
Distributions declared from net investment income(2)	(0.17)
Distributions declared from net realized gains(2)	—
Net decrease resulting from distributions to common stockholders	(0.17)
Net asset value, end of period	$13.52

Shares outstanding, end of year/period	12,791
Total return based on net asset value(3)	(5.30)%
Total return based on market value(3)	(2.03)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$172,984
Average net assets	$179,366
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4)	2.45%
Ratio of management fees to average net assets(4)	1.38%
Ratio of interest and credit facility expenses to average net assets(4)	1.48%
Ratio of incentive fees to average net assets(4)	3.04%
Ratio of total expenses to average net assets before waiver(4)	8.35%
Ratio of total expenses to average net assets after waiver(4)	8.07%
Ratio of net investment income to average net assets(4)	12.44%
Portfolio turnover	27%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan, and is assumed to be $12.03 per share on November 4, 2016.  $12.03 per share represents the closing price of Full Circle’s common stock on its last day of trading prior to the merger, as adjusted by the exchange ratio in the merger agreement.

(4)	Annualized.

11. AFFILIATED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2017 represented 1.57% of the Company's net assets. Fair value as of March 31, 2017 along with transactions during the three months ended March 31, 2017 in these affiliated investments was as follows:

	For the three months ended					For the three months ended
	March 31, 2017					March 31, 2017
Non-Controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	$4,286	$19	$(40)	$(1,591)	$2,674	$—	$138	$—	$—
Totals	$4,286	$19	$(40)	$(1,591)	$2,674	$—	$138	$—	$—

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

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2017 represented 12.25% of the Company's net assets. Fair value as of March 31, 2017 along with transactions during the three months ended March 31, 2017 in these controlled investments was as follows:

	For the three months ended					For the three months ended
	March 31, 2017					March 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Texas Westchester Financial, LLC	$68	$—	$—	$—	$68	$—	$—	$—	$—
PE Facility Solutions, LLC	—	24,850	(5,808)	(361)	18,681	—	207	—	—
Double Deuce Lodging, LLC	—	2,138	—	—	2,138	—	—	—	—
Totals	$68	$26,988	$(5,808)	$(361)	$20,887	$—	$207	$—	$—

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

12. SUBSEQUENT EVENTS

Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements as of May 12, 2017.

During April 2017, we sold our position in Chester Downs & Marina LLC for approximately $6.3 million, including accrued interest.  We realized approximately $0.3 million of gains on the disposition of the investment.

During April and May 2017, we sold the remaining $6.3 million of our position in Everi Payments, Inc. for approximately $6.8 million, including accrued interest.  We realized approximately $0.6 million of gains on the disposition of the investment.

During May 2017, we received approximately $2.8 million in proceeds from the disposition of the primary asset of Double Deuce Lodging, LLC.

The Company’s self-tender offer expired on May 5, 2017.  The Company purchased 869,565 shares of Common Stock, representing approximately 7 percent of the outstanding shares of Common Stock at a price of $11.50 per share on a pro rata basis for a total cost of approximately $10,000, excluding fees and expenses relating to the self-tender offer.

The Board of Directors declared the monthly distributions for the third quarter of 2017 at an annual rate of approximately 7.37% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
July	$0.083	July 31, 2017	August 15, 2017
August	$0.083	August 31, 2017	September 15, 2017
September	$0.083	September 29, 2017	October 16, 2017

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

4.4

First Supplemental Indenture, dated as of June 3, 2013, by and between Full Circle and the Trustee (incorporated by reference to Full Circle’s Amendment No. 2 Form N-2 (File No. 333-188280) filed on June 19, 2013)

4.5

Second Supplemental Indenture, dated as of November 3, 2016 by and among Full Circle, the Registrant and the Trustee. (incorporated by reference to Exhibit 4.5 to the Form 10-K filed on March 30, 2017).

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

10.3

Custodian Agreement, dated as of October 27, 2016 by and between the Registrant and State Street Bank & Trust Company (incorporated by reference to Exhibit 10.3 to the Form 10-K filed on March 30, 2017).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of Great Elm Capital Management, Inc. (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith