Form 10-Q
period 2017-06-30
Great Elm Capital Corp.
filed 2017-08-14
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact Name of Registrant as Specified in its Charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham MA	02453
(Address of principal executive offices)	(Zip Code)

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

The registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange Act of 1934    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐

As of August 11, 2017, the registrant had 11,502,547 shares of common stock, $0.01 par value per share, outstanding.

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

On September 27, 2016, we and Great Elm Capital Management, Inc. (“GECM”), our external manager, entered into an Investment Management Agreement and an Administration Agreement, and, upon closing the Merger, we began to accrue obligations to our external investment manager under those agreements.

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

Full Circle Merger

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Full Circle Capital Corporation (“Full Circle”).  On November 3, 2016:

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

Investments

Our level of investment activity varies substantially from period to period depending on many factors, including, among others, the amount of debt and equity capital available from other sources to middle-market companies, the level of merger and acquisition activity, pricing in the high yield and leveraged loan credit markets, our expectations of future investment opportunities, the general economic environment as well as the competitive environment for the types of investments we make.

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements.

Revenues

We generate revenue primarily from interest on the debt investments that we hold. We also may generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Our debt investments generally pay interest quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay in kind (“PIK”). In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

Our primary operating expenses include the payment of a base management fee, administration fees (including the allocable portion of overhead under the administration agreement), and, depending on our operating results, an incentive fee. The base management fee and incentive fee remunerates GECM for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our administration agreement provides for reimbursement of costs and expenses incurred for office space rental, office equipment and utilities allocable to us under the Administration Agreement, as well as costs and expenses incurred relating to non-investment advisory, administrative or operating services provided by GECM or its affiliates to us. We also bear all other costs and expenses of our operations and transactions. Our expenses include interest on our outstanding indebtedness.

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

Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, are valued at fair value using a valuation process consistent with our Board-approved policy.  Our Board approves in good faith the valuation of our portfolio as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may impact the market quotations used to value some of our investments.

The valuation process approved by our Board with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪	The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to independent valuation firms approved by our Board;
▪

Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented, discussed and iterated on with senior management of GECM;

▪

The fair value of smaller investments comprising in the aggregate less than 5% of our total capitalization may be determined by GECM in good faith in accordance with our valuation policy without the employment of an independent valuation firm; and

▪

Our audit committee recommends, and our Board determines, the fair value of the investments in our portfolio in good faith based on the input of GECM, our independent valuation firms (to the extent applicable) and the business judgment of our audit committee and our Board, respectively.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount.  In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables; and enterprise values.

We prefer the use of observable inputs and minimize the use of unobservable inputs in our valuation process. Inputs refer broadly to the assumptions that market participants would use in pricing an asset, including assumptions about risk. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset developed based on the best information available in the circumstances.

Our investments may be categorized based on the types of inputs used in their valuation. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Investments are classified by GAAP into the three broad levels as follows:

Level 1	Investments valued using unadjusted quoted prices in active markets for identical assets.
Level 2	Investments valued using other unadjusted observable market inputs, e.g. quoted prices for our securities in markets that are not active or quotes for comparable instruments.
Level 3

Investments that are valued using quotes for our securities or comparable instruments and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

All Level 3 investments that comprise more than 5% of the investments of the fund are valued by independent third parties.

Revenue Recognition

Interest and dividend income, including PIK income, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts (“OID”), earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

We may purchase debt investments at a discount to their face value. Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method, unless there are material questions as to collectability. For debt instruments where we are amortizing OID, when principal payments on the debt instrument are received in an amount in excess of the debt instrument’s amortized cost, the excess principal payments are recorded as interest income.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$—	—
Merger	74,658	—	—
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)	—
Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
For the six months Ended June 30, 2017	$97,247	$(116,328)	—
Since inception	$304,405	$(158,066)	—

(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and PIK income.  Amounts included herein are exclusive of investments in short-term securities, including United States Treasury Bills and money market mutual funds.

(2)

Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).  Amounts included herein are exclusive of investments in short-term securities, including United States Treasury Bills and money market mutual funds.

(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2017 period from inception through December 31, 2016:

	For the six months ended June 30, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$154,677	$—
Portfolio Investments Acquired via the Formation Transactions and the Merger	—	165,152
Portfolio Investments Acquired(1)	97,247	42,006
Amortization and Accretion of Premiums and Discounts	2,694	2,438
Portfolio Investments Repaid or Sold	(116,328)	(41,738)
Net Change in Unrealized Gain (Loss) on Investments	(10,021)	(13,455)
Net Realized Gains (Losses) on Investments	3,361	274
Ending Investment Portfolio	$131,630	$154,677

(1)	Includes PIK income.

Amounts in the previous table do not include investments in short-term securities, including United States Treasury Bills and money market mutual funds.

During the three and six months ended June 30, 2017, we recorded net unrealized depreciation of $(7,326) and $(10,021), respectively.

During the three and six months ended June 30, 2017, we recorded net realized gains of $1,381and $3,361, respectively.  Included in the net realized gains was our disposition of our investment in JN Medical, which resulted in a $1,007 gain.  We also realized gains of $1,134 on the sale of our Everi Payments bonds, $366 on the partial sale and partial prepayment of our loan to Sonifi, and $341 on the sale of our Chester Downs bonds.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2017:

	June 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Investments:
Debt Instruments	$131,227	99.7%
Equity Investments	403	0.3%
Total Investments at Fair Value	$131,630	100.0%

Amounts in the previous table do not include investments in short-term securities, including United States Treasury Bills and money market mutual funds.

Results of Operations for the Three Months Ended June 30, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$6,237	$0.52
Interest Income	6,138	0.51
Dividend Income	85	0.01
Other Income	14	0.00

Net Operating Expenses	2,759	0.24
Management fees	546	0.05
Incentive fees	871	0.07
Total Investment Management Fees	1,417	0.12
Administration fees	272	0.02
Directors’ fees	21	0.00
Interest expense	631	0.05
Professional services	176	0.01
Custody fees	11	0.00
Other	156	0.01
Fees Waivers and Expense Reimbursement	75	0.01

Net Investment Income	$3,478	$0.29

(1)

The per share figures are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $3,114 for the three months ended June 30, 2017, primarily comprised of Avanti’s semi-annual PIK toggle election.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income	$6,237	$0.52
Interest Income	6,138	0.51
Dividend Income	85	0.01
Other Income	14	0.00

(1)	The per share figures are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017.

Interest income includes net accretion of OID and market discount of $1,516 and total investment income included PIK income of $3,114.

We also generated $14 of fee income, which is included in Other Income and is typically not recurring in nature.

Expenses

	In Thousands	Per Share (1)
Net Operating Expenses	$2,759	$0.24
Management fees	546	0.05
Incentive fees	871	0.07
Total Investment Management Fees	1,417	0.12
Administration fees	272	0.02
Directors’ fees	21	0.00
Interest expense	631	0.05
Professional services	176	0.01
Custody fees	11	0.00
Other	156	0.01
Fees Waivers and Expense Reimbursement	75	0.01

(1)	The per share figures noted above are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017.

Total expenses for the three months ended June 30, 2017 were $2,684, prior to giving effect to the impact of our administration fee waiver accrual.

Total investment management fees were $1,417, with $546 of management fees and $871 of incentive fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $272, which include direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.  In the quarter ended June 30, 2017, we reversed $75 of the previously accrued administration fee waiver based on our updated expenses accrued from November 4, 2016 through June 30, 2017. This reversal had the effect of increasing our total expenses for the quarter. The final cap on costs will be determined after completion of the year ending November 4, 2017.

Interest expense for the period was $631.

Net Investment Income

Net investment income for the three months ended June 30, 2017 was $3,478.

Realized Gain (Loss) on Investments

During the three months ended June 30, 2017, we recorded net realized gains of $1,381, primarily in connection with our disposition of our investments in Everi Payments and Chester Downs, which resulted in gains of $779 and $341, respectively.  We also realized gains of $203 on the prepayment of a portion of our loan to Sonifi Solutions

Change in Unrealized Gain (Loss) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(7,326) for the three months ended June 30, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the three months ended June 30, 2017 by portfolio company.

		March 31,2017			June 30, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc (1)	$(4,122)	$64,417	$47,947	$(16,470)	$67,818	$47,226	$(20,592)
PE Facility Solutions, LLC	(1,648)	19,042	18,681	(361)	19,502	17,493	(2,009)
OPS Acquisitions Limited and Ocean Protection Services Limited	(460)	4,234	2,674	(1,560)	4,240	2,220	(2,020)
Other(2)	(1,096)	80,691	82,932	2,241	137,487	138,632	1,145
Totals	$(7,326)	$168,384	$152,234	$(16,150)	$229,047	$205,571	$(23,476)

(1)	Recognition of PIK interest and accretion of discount increased our cost basis during the period. We did not fund any incremental investment during the period.
(2)	Other represents all remaining investments.

Results of Operations for the six months ended June 30, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$13,552	$1.10
Interest Income	12,964	1.05
Dividend Income	131	0.01
Other Income	457	0.04

Net Operating Expenses	5,980	0.49
Management fees	1,139	0.09
Incentive fees	1,894	0.15
Total Investment Management Fees	3,033	0.25
Administration fees	767	0.06
Directors’ fees	48	0.00
Interest expense	1,262	0.10
Professional services	507	0.04
Custody fees	24	0.00
Other	269	0.02
Fees Waivers and Expense Reimbursement	70	0.01

Net Investment Income	$7,572	$0.61

(1)

The per share figures are based on a weighted average of 12,316,884 shares for the six months ended June 30, 2017 except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $4,256 for the six months ended June 30, 2017.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income	$13,552	$1.10
Interest Income	12,964	1.05
Dividend Income	131	0.01
Other Income	457	0.04

(1)	The per share figures noted above are based on a weighted average of 12,316,884 shares for the six months ended June 30, 2017.

Interest income includes net accretion of OID and market discount of $2,694 and total investment income included PIK income of $4,256.

We also generated $457 of fee income, which is included in Other Income and is typically not recurring in nature.

Expenses

	In Thousands	Per Share (1)
Net Operating Expenses	$5,980	$0.49
Management fees	1,139	0.09
Incentive fees	1,894	0.15
Total Investment Management Fees	3,033	0.25
Administration fees	767	0.06
Directors’ fees	48	0.00
Interest expense	1,262	0.10
Professional services	507	0.04
Custody fees	24	0.00
Other	269	0.02
Fees Waivers and Expense Reimbursement	70	0.01

(1)	The per share figures are based on a weighted average of 12,316,884 shares for the six months ended June 30, 2017

Total expenses for six months ended June 30, 2017 were $5,910, prior to giving effect to the impact of our administration fee waiver accrual.

Total investment management fees were $3,033, with $1,139 of management fees and $1,894 of incentive fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $767, which includes direct costs reimbursable under our administration agreement and fees paid for sub-administration services.  We have accrued $0 as of June 30, 2017 under the reimbursement cap of the administration agreement, based on expenses accrued from November 4, 2016 through June 30, 2017. The cap on costs will be determined after completion of the year ending November 4, 2017.

Interest expense for the period was $1,262 for the six months ended June 30, 2017.

Net Investment Income

Net investment income for the six months ended June 30, 2017 was $7,572.

Realized Gain (Loss) on Investments

During the six months ended June 30, 2017, we recorded net realized gains of $3,361, primarily in connection with our disposition of our investment in JN Medical, which resulted in a $1,007 gain, and our sale of our position in Everi Payments, which resulted in realized gains of $1,134.  We also realized gains of $341 on the sale of our Chester Downs bonds, $366 on prepayments of our loan to Sonifi Solutions, and $281 on the sale of our Trilogy International bonds.

Change in Unrealized Gain (Loss) on Investments

Net change in unrealized appreciation (depreciation) on investments was ($10,021) for the six months ended June 30, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the six months ended June 30, 2017 by portfolio company.

		December 31, 2016			June 30, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(7,315)	$55,298	$42,021	$(13,277)	$67,818	$47,226	$(20,592)
OPS Acquisitions Limited and Ocean Protection Services Limited	(2,051)	4,255	4,286	31	4,240	2,220	(2,020)
PE Facility Solutions, LLC	(2,009)	—	—	—	19,502	17,493	(2,009)
Sonifi Solutions, Inc.	1,152	5,933	6,715	782	5,302	7,236	1,934
Other(1)	202	102,646	101,655	(991)	132,185	131,396	(789)
Totals	$(10,021)	$168,132	$154,677	$(13,455)	$229,047	$205,571	$(23,476)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At June 30, 2017, we had approximately $4,869 of cash and cash equivalents, none of which was restricted in nature.  At June 30, 2017, we also had $53,990 invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At June 30, 2017, we had investments in debt securities of 17 companies, totaling approximately $131,227 at fair value and equity investments in seven companies, totaling approximately $403 at fair value. $4,256 of cumulative accrued PIK income is included in carrying value of our investments.

For the six months ended June 30, 2017, cash provided by operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $40,556, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $19,081, reflecting principal repayments and sales of $116,328, offset by additional investments of $97,247. Such amounts included draws and repayments on revolving credit facilities.  Our Board previously set our distribution rate at $0.083 per share per month and we intend to re-evaluate our dividend rate from time to time.

Stock Buyback Program

We have implemented a stock buyback program through May 2018 pursuant to Rule 10b5‑1 of the Exchange Act to repurchase our shares in an aggregate amount of up to $15,000 at market prices at any time our shares trade below 90% of NAV, subject to our compliance with our liquidity, covenant, leverage and regulatory requirements.  Our Board has increased the overall size of the stock buyback program by a further $35,000.

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

We have filed a registration statement with respect to our offer and sale of new senior unsecured notes to refinance the Notes.

Recent Developments

In July 2017, we purchased $5.0 million par value of Tru Taj, LLC bonds at a price of approximately 97% of par value. Such debt security bears interest at a rate of 12.00% and matures August 15, 2021.

In July and August, we purchased an additional $5.0 million par value of the loan to Commercial Barge Line Company at an average price of approximately 88% of par value.  Such debt security bears interest at a rate of LIBOR plus 8.75%, which was 9.79% as of June 30, 2017, and matures on November 12, 2020.  Including these additional acquisitions, we now have a position size of approximately $6.9 million par value of the loan.

Our Board declared the monthly distributions for the fourth quarter of 2017 at an annual rate of approximately 7.50% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
October	$0.083	October 31, 2017	November 15, 2017
November	$0.083	November 30, 2017	December 15, 2017
December	$0.083	December 29, 2017	January 16, 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 7 debt investments in our portfolio bore interest at a fixed rate, and the remaining 13 debt investments were at variable rates, representing approximately $67,444 and $63,783 in debt at fair value, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR rate, and no other change in our portfolio as of June 30, 2017. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$1,999
2.00%	$1,343
1.00%	$687
-1.00%	$(264)
-2.00%	$(308)
-3.00%	$(308)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  See Note 6 to our unaudited consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K (File No. 814-01211).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program in an aggregate amount of $15,000. This program expires in May 2018.  For the six months ended June 30, 2017, we purchased 1,222,325 shares under our stock buyback program and our tender offer, at a weighted average price of $11.41 per share. As of August 11, 2017 we have cumulatively purchased 513,138 shares under our stock buyback program at a weighted average price of $11.12 per share, resulting in $5,708 of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,672
June 2017	15,215	$10.42	15,215	$10,000,132
Total 2017	1,222,325	$11.41	1,222,325

Total	1,320,497	$11.36	1,320,497	$10,000,132

(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in accordance with the $10,000 tender offer announced on March 30, 2017 that expired on May 5, 2017.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

The exhibit index following the financial statements is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of August 14, 2017.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

By:	/s/ Michael J. Sell
Name:	Michael J. Sell
Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2017

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

JUNE 30, 2017

Dollar amounts in thousands (except per share amounts)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Non-affiliated, non-control investments, at fair value (amortized cost of $131,294 and $163,809, respectively)	$111,852	$150,323
Non-affiliated, non-control short term investments, at fair value (amortized cost of $73,943 and $0, respectively)	73,941	—
Affiliated investments, at fair value (amortized cost of $4,240 and $4,255, respectively)	2,220	4,286
Control investments, at fair value (amortized cost of $19,571 and $68, respectively)	17,558	68
Total investments	205,571	154,677

Cash and cash equivalents	4,869	66,782
Receivable for investments sold	—	9,406
Interest receivable	2,952	4,338
Dividends receivable	36	—
Principal receivable	—	786
Due from portfolio company	82	312
Deposit at broker	103	56
Due from affiliates	—	80
Prepaid expenses and other assets	134	107
Total assets	$213,747	$236,544

Liabilities
Notes payable 8.25% due June 30, 2020 (including unamortized premium of $763 and $888 at June 30, 2017 and December 31, 2016, respectively)	$34,408	$34,534
Payable for investments purchased	19,953	21,817
Distributions payable	960	2,123
Due to affiliates	3,881	3,423
Accrued expenses and other liabilities	843	1,663
Total liabilities	$60,045	$63,560

Commitments and contingencies (Note 6)	$—	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 11,568,555 and 12,790,880 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	$116	$128
Additional paid-in capital	205,233	219,317
Accumulated net realized losses	(30,980)	(34,341)
Undistributed net investment income	2,809	1,335
Net unrealized depreciation on investments	(23,476)	(13,455)
Total net assets	$153,702	$172,984
Total liabilities and net assets	$213,747	$236,544
Net asset value per share	$13.29	$13.52

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2017	2017
	(unaudited)	(unaudited)
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,561	$12,042
Affiliated investments	(90)	48
Controlled investments	667	874
Total interest income	6,138	12,964
Dividend income from non-affiliated, non-controlled investments	85	131
Other income	14	457
Total investment income	6,237	13,552

Expenses:
Management fees	546	1,139
Incentive fees	871	1,894
Administration fees	272	767
Custody fees	11	24
Directors’ fees	21	48
Professional services	176	507
Interest expense	631	1,262
Other expenses	156	269
Total expenses	2,684	5,910
Accrued administration fee waiver	75	70
Net expenses	2,759	5,980
Net investment income	3,478	7,572

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain/(loss) from:
Non-affiliated, non-controlled investments	1,381	3,361
Affiliated investments	—	—
Controlled investments	—	—
Total net realized gain/(loss)	1,381	3,361
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(5,247)	(5,990)
Affiliated investments	(429)	(2,020)
Controlled investments	(1,650)	(2,011)
Total net change in unrealized appreciation (depreciation)	(7,326)	(10,021)
Net realized and unrealized gains (losses)	(5,945)	(6,660)
Net increase (decrease) in net assets resulting from operations	$(2,467)	$912

Net investment income per share (basic and diluted):	$0.29	$0.61
Earnings per share (basic and diluted):	$(0.20)	$0.07
Weighted average shares outstanding:	12,000,803	12,316,884

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

SIX MONTHS ENDED JUNE 30, 2017

Dollar amounts in thousands

Increase (decrease) in net assets resulting from operations:
Net investment income	$7,572
Net realized gain / (loss) on investments	3,361
Net change in unrealized appreciation (depreciation) on investments	(10,021)
Net increase in net assets resulting from operations	912

Distributions to stockholders from:
Net investment income	(6,098)
Total distributions to stockholders	(6,098)

Capital transactions:
Purchases of common stock	(14,096)
Net decrease in net assets resulting from capital transactions	(14,096)
Total decrease in net assets	(19,282)
Net assets at beginning of period	$172,984
Net assets at end of period	$153,702
Undistributed net investment income	$2,809

Capital share activity
Shares outstanding at the beginning of the period	12,790,880
Shares purchased	(1,222,325)
Shares outstanding at the end of the period	11,568,555

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

SIX MONTHS ENDED JUNE 30, 2017

Dollar amounts in thousands

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$912
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(92,990)
Net change in short-term investments	(73,943)
Payment-in-kind income	(4,256)
Proceeds from sales of investments	53,244
Proceeds from principal payments	63,085
Net realized (gain) loss on investments	(3,361)
Net change in unrealized (appreciation) depreciation on investments	10,021
Amortization of premium and accretion of discount, net	(2,694)
Amortization of premium on long term debt	(126)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	9,406
(Increase) decrease in principal receivable	786
(Increase) decrease in interest receivable	1,386
(Increase) decrease in dividends receivable	(36)
(Increase) decrease in deposit at broker	(47)
(Increase) decrease in due from portfolio company	230
(Increase) decrease in due from affiliates	80
(Increase) decrease in prepaid expenses and other assets	(27)
Increase (decrease) in payable for investments purchased	(1,864)
Increase (decrease) in due to affiliates	458
Increase (decrease) in accrued expenses and other liabilities	(820)
Net cash provided by (used for) operating activities	(40,556)
Cash flows from financing activities
Purchases of common stock	(14,096)
Distributions paid	(7,261)
Net cash provided by (used for) financing activities	(21,357)
Net increase (decrease) in cash	(61,913)
Cash, beginning of period	66,782
Cash, end of period	$4,869

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$960
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,388

The accompanying notes are an integral part of these financial statements.

GREAT ELM CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

JUNE 30, 2017

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 133.75% (1)
Control Investments - 11.42% (3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5)	Building Cleaning and Maintenance Services	11.08% (L + 10.00%, 10.00% Floor) (6)	02/27/2022	1,646	1,646	1,646	1.07%
San Diego, CA	1st Lien, Senior Secured Loan A (5)		12.08% (L + 11.00%) (6)	02/27/2022	10,000	10,000	10,000	6.51%
	1st Lien, Senior Secured Loan B (5)		15.08% (L + 14.00%) (6,7)	02/27/2022	8,432	7,856	5,847	3.80%
	Common Equity (5,8)				1	—	—	—%
						19,502	17,493	11.38%

Texas Westchester Financial	Common Equity (5,8)	Consumer Finance			9,278	68	65	0.04%
Waltham, MA
Total Control Investments						19,570	17,558	11.42%

Affiliate Investments - 1.74% (4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan (5,10)	Maritime Security Services	16.08% (L + 12.00%, 12.50% Floor) (6,7,9)	06/01/2018	4,531	4,240	2,220	1.44%
London, UK	Common Equity (5,8,10)				19	—	—	—%
						4,240	2,220	1.44%

Total Affiliate Investments						4,240	2,220	1.44%

Non-Control, Non-Affiliate Investments - 72.78%

Ads Direct Media, Inc.	1st Lien, Senior Secured Loan (5,8)	Internet Advertising	15.00% (9)	05/02/2018	2,035	745	666	0.43%
Palm Beach Gardens, FL

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond (10,11)	Wireless Telecommunications Services	10.00% (15.00% if PIK election is made) (7)	10/01/2021	32,481	27,576	28,584	18.60%
London, UK	3rd Lien, Senior Secured Bond (10,11)		12.00% (17.50% if PIK election is made) (7)	10/01/2023	49,759	40,219	18,411	11.98%
	Common Equity (8,10)				1,829,496	23	231	0.15%
						67,818	47,226	30.73%

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Commercial Barge Line Company	1st Lien, Senior Secured Loan (5)	Water Transport	9.79% (L + 8.75%, 9.75% Floor) (6)	11/12/2020	1,974	1,757	1,737	1.13%
Jeffersonville, IN

Davidzon Radio, Inc.	1st Lien, Senior Secured Loan (5)	Radio Broadcasting	11.22% (L + 10.00%, 11.00% Floor) (6)	03/31/2020	9,905	9,249	9,133	5.94%
Brooklyn, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan (5)	Hotel Operator	18.22% (L + 12.00%, 12.25% Floor) (6,9,12)	12/18/2017	2,715	1,300	1,306	0.85%
Luling, TX

Modular Process Control, LLC	Unsecured Loan (5)	Energy Efficiency Services	5.00% (7,8,9)	04/01/2025	800	—	—	—
Chesterfield, MO

NANA Development Corp.	1st Lien, Senior Secured Bond (11)	Industrial Other	9.50%	03/15/2019	8,000	7,841	8,080	5.26%
Anchorage, AK

Optima Specialty Steel, Inc.	1st Lien, Debtor-in-Possession Loan (5)	Metals and Mining	11.21% (L + 10.00%, 11.00% Floor) (6)	10/31/2017	12,655	12,655	12,655	8.23%
Miami, FL

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan (5)	Consumer Finance	7.50% (L + 5.00%, 7.50% Floor) (6,10)	01/27/2020	1,659	1,063	961	0.63%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Loan (5)	Wireless Communications	10.30% (L + 9.00%, 10.00% Floor) (6)	06/27/2020	9,804	8,817	8,917	5.80%
PR Wireless, Inc., Warrants	Warrants (5,8)		$0.01 Strike Price	06/27/2024	120	313	33	0.02%
Guaynabo, PR						9,130	8,950	5.82%

Pristine Environments Inc., Term Loan B	1st Lien, Senior Secured Loan (5)	Building Cleaning and Maintenance Services	16.72% (L + 12.50%, 12.70% Floor) (6,9,12)	06/30/2017	550	500	—	—
San Diego, CA

RiceBran Technologies Corporation	Warrants (5,8)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	74	0.05%
Scottsdale, AZ

Sonifi Solutions, Inc.	1st Lien, Senior Secured Loan (5)	Consumer Discretionary	8.00%	03/28/2018	8,317	5,302	7,236	4.71%
Los Angeles, CA	Common Equity (5,8)					—	—	—
						5,302	7,236	4.71%

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Tallage Lincoln, LLC.	1st Lien, Senior Secured Loan (5)	Real Estate Services	11.30% (L + 10.00%, 11.00% Floor) (6)	12/31/2019	7,323	7,327	7,316	4.76%
Boston, MA

The Finance Company	1st Lien, Senior Secured Loan (5)	Consumer Finance	17.58% (L + 13.50%, 14.00% Floor) (6,12)	03/31/2018	2,191	2,191	2,045	1.33%
Silver Springs, MD

The Selling Source, LLC	1st Lien, Senior Secured Loan (5)	Information and Data Services	17.00% (9.00% PIK, 8.00% Cash) (7,9)	12/31/2017	5,434	4,271	4,467	2.91%
Las Vegas, NV

Total Non-Control, Non- Affiliate Investments						131,294	111,852	72.78%

Short-Term Investments - 48.11%

United States Treasury	Treasury Bill		0.82%	09/28/2017	20,000	19,953	19,951	12.98%
State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund				53,990	53,990	53,990	35.13%

Total Short-Term Investments						73,943	73,941	48.11%

TOTAL INVESTMENTS (14) – 133.75%						$229,047	$205,571	133.75%

Other Liabilities in Excess of Assets - (33.75)%							$(51,869)	(33.75)%

NET ASSETS - 100.00%							$153,702	100.00%

The accompanying notes are an integral part of these financial statements

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2017. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

(3)

‘‘Control Investments’’ are investments in those companies that are ‘‘Control Investments’’ of the Company, as defined in the Investment Company Act. A company is deemed to be a ‘‘Control Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

(4)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, a defined in the Investment Company Act, which are not ‘‘Control Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(7)	Security pays, or has the option to pay, all of its interest in kind.
(8)	Non-income producing security.
(9)	Investment was on non-accrual status as of June 30, 2017.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 24.52% were non-qualifying assets as of June 30, 2017.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
(14)

As of June 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,862; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $30,973; the net unrealized depreciation was $27,111; the aggregate cost of securities for Federal income tax purposes was $232,682.

L = LIBOR

As of June 30, 2017, the Company’s investments consisted of the following:

	For the Six Months Ended June 30,
	2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$154,555	$131,227
Equity/Other	549	403
Total Long Term Investments	$155,104	$131,630

The accompanying notes are an integral part of these financial statements

As of June 30, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

	June 30, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$47,226	35.9%
Building Cleaning and Maintenance Services	$17,493	13.3%
Metals & Mining	$12,655	9.6%
Radio Broadcasting	$9,133	6.9%
Wireless Communications	$8,950	6.8%
Industrial Other	$8,080	6.1%
Real Estate Services	$7,316	5.6%
Consumer Discretionary	$7,236	5.5%
Information and Data Services	$4,467	3.4%
Consumer Finance	$3,071	2.3%
Maritime Security Services	$2,220	1.7%
Water Transport	$1,737	1.3%
Hotel Operator	$1,306	1.0%
Internet Advertising	$666	0.5%
Grain Mill Products	$74	0.1%
Energy Efficiency Services	$—	0.0%
Total	$131,630	100.0%

As of June 30, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2017
United States	62.4%
United Kingdom	37.6%
Total percentage of net assets	100.0%

Amounts in the previous tables do not include investments in short-term securities, including United States Treasury Bills and money market mutual funds.

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

The accompanying notes are an integral part of these financial statements

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.  The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services – Investment Companies.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America, is not required for interim reporting purposes and has been omitted from these financial statements. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated financial statements include the accounts of the Company.

The Company’s December 31, 2016 consolidated financial statements were reclassified in order to be consistent with the format used for the June 30, 2017 consolidated financial statements.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned, or previously wholly-owned, subsidiaries TransAmerican Asset Servicing Group, Inc., PE Facility Solutions, LLC, Double Deuce Lodging LLC, and FC Shale Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. Interest and dividend income, including income paid in kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments, are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. The Company currently has no investments with fixed exit fees.  Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are generally included in interest income.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation). The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the first-in first-out method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

Organization and Merger Related Costs. Organization and Merger-related costs, including costs relating to the formation and incorporation of the business were deemed to be incurred by the Company only subsequent to the Merger being completed.

Cash and Cash Equivalents. Cash and cash equivalents typically consist of bank demand deposits.

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

The Company values its portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of the Company, (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (3) are able to transact for the asset, and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

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
▪

Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented, discussed, and iterated with senior management of GECM;

▪

The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm.

The Company’s audit committee recommends, and the Board of Directors approves, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of the audit committee of the Board of Directors and the Board of Directors;

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

Foreign Currency Translation. Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (1) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (2) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. Management has adopted the final rules in presenting the accompanying consolidated financial statements and related disclosures.

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

For the three and six months ended June 30, 2017, management fees amounted to $546 and $1,139, respectively. As of June 30, 2017, $546 remained payable and is included in our Statement of Assets and Liabilities in Due to Affiliates.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of June 30, 2017 was $8,618.

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

Payment of the incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016. For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation from and after November 4, 2016.

For the three and six months ended June 30, 2017, the Company incurred Incentive Fees based on income of $871 and $1,894, respectively. As of June 30, 2017, $2,757 remained payable of which $1,724 of the payable at June 30, 2017 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. As of December 31, 2016, $863 remained payable of which $840 of the payable at December 31, 2016 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. The payables are included in Due to Affiliates in the accompanying Statements of Assets and Liabilities.  For the three and six months ended June 30, 2017, the Company accrued Incentive Fees based on capital gains of $0.

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

GECM agreed that the aggregate amount of expenses accrued for reimbursement pursuant to the Administration Agreement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for the Company, inclusive of the fees charged by any sub-administrator to provide such financial, compliance and/or accounting personnel to the Company (the “Compensation Expenses”), during the year ending November 4, 2017, when taken together with Compensation Expenses reimbursed or accrued for reimbursement by the Company pursuant to the Investment Management Agreement during such period, shall not exceed 0.50% of the Company’s average net asset value during such period. The Company has accrued $0 through June 30, 2017 under the reimbursement provision of the Administration Agreement.  GECM’s expense cap will be determined retrospectively for the year ending November 4, 2017 and as a result such amount may be reduced.

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

For the three and six months ended June 30, 2017, the Company incurred expenses under the Administration Agreement of $272 and $767, respectively. As of June 30, 2017 and December 31, 2016, $534 and $138 remained payable, respectively, and are included in Due To Affiliates in the Statement of Assets and Liabilities.

The Board reviews the methodology employed in determining how the expenses are allocated to the Company.  The Board assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available.  In addition, the Board considers whether any third party service provider would be capable of providing all such services at comparable cost and quality.  Finally, the Board compares the total amount paid to GECM for such services as a percentage of the Company’s net assets to the same ratio as reported to other comparable business development companies.

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

Level 3 - Investments that are valued using quotes and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.  At a minimum, all Level 3 investments that comprise more than 5% of the investments of the Company are valued by independent third parties.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2017 and December 31, 2016, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured and Unsecured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3.

Level 3 Instruments	Level 3 Assets as of June 30, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of June 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $76,152	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	12.23% - 50.00% (18.10%) 4.50 - 8.75 (5.87)
Equity	Common Stock, LLC Units and Warrants on private stock $98	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	6.00 - 6.00 (6.00) $65 - $65 ($65)
Equity	Warrants on publicly traded stock $74	Volatility[2]	74.16% - 74.16% (74.16%)

Level 3 Instruments	Level 3 Assets as of December 31, 2016	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,979	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	11.85% - 39.80% (16.33%) 3.50 - 6.35 (5.76)
	Unsecured Debt $0	Liquidation Value[2]	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $314	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $119	Volatility[2]	71.10% - 71.10% (71.10%)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$55,075	$76,152	$131,227
Equity/Other	231	—	172	403
Short Term Investments	73,941	—	—	73,941
Total investment assets	$74,172	$55,075	$76,324	$205,571

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$58,031	$83,979	$142,010
Equity/Other	—	—	501	501
Unsecured Debt	—	12,166	—	12,166
Total investment assets	$—	$70,197	$84,480	$154,677

The following is a reconciliation of Level 3 assets for the three and six months ended June 30, 2017:

Level 3	Beginning Balance as of March 31, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2017
1st Lien/Senior Secured and Unsecured Debt	$81,420	$17,992	$261	$(2,495)	$(22,093)	$1,067	$76,152
Equity/Other	2,336	—	—	(26)	(2,138)	—	172
Total investment assets	$83,756	$17,992	$261	$(2,521)	$(24,231)	$1,067	$76,324

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2017
1st Lien/Senior Secured and Unsecured Debt	$83,979	$75,971	$1,488	$(1,841)	$(85,066)	$1,621	$76,152
Equity/Other	501	2,138	—	(329)	(2,138)	—	172
Total investment assets	$84,480	$78,109	$1,488	$(2,170)	$(87,204)	$1,621	$76,324

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

The following is a reconciliation of Level 3 assets for the period ended December 31, 2016:

Level 3	Beginning Balance as of November 3, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2016
1st Lien/Senior Secured and Unsecured Debt	$88,849	$35,771	$274	$(926)	$(41,738)	$1,749	$83,979
Equity/Other	526	—	—	(25)	—	—	501
Total investment assets	$89,375	$35,771	$274	$(951)	$(41,738)	$1,749	$84,480

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three and six months ended June 30, 2017 or the period ended December 31, 2016. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

5. DEBT

On November 3, 2016, the Company assumed $33,646 of Full Circle 8.25% Senior Notes due 2020 (the “Notes”) in connection with the Merger by executing the second supplemental indenture dated November 3, 2016.

The Notes were initially issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively with the second supplemental indenture, the “Indenture”), between Full Circle and U.S. Bank National Association (the Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a fixed rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017, the Company’s outstanding borrowings were $33,646, and the Company’s asset coverage ratio was 6 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of June 30, 2017.

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt
June 30, 2017 (unaudited)	$33,646	$5.59	$	N/A	$1.024
December 31, 2017	$33,646	$6.17	$	N/A	$1.016

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

The average market value per unit for the Notes is based on the average daily prices of such notes for the six months ended June 30, 2017  and the period ended December 31, 2016, respectively, and is expressed per $1 of indebtedness.

The Indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2017, the Company had not repurchased any of the Notes.  As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Indenture.

The summary information of the Notes for the three and six months ended June 30, 2017, is as follows:

For the Three Months Ended June 30,
2017
Borrowing interest expense	$694
Amortization of acquisition premium	(63)
Total	$631
Weighted average interest rate	7.61%
Average outstanding balance	$33,646

Six Months Ended June 30,
2017
Borrowing interest expense	$1,388
Amortization of acquisition premium	(126)
Total	$1,262
Weighted average interest rate	7.56%
Average outstanding balance	$33,646

	June 30, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,144
Total	$33,646	$33,646	$34,144

	As of December 31, 2016
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,184
Total	$33,646	$33,646	$34,184

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2017, the Company had approximately $4,713 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.

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

Issuer Purchases of Equity Securities

For the six months ended June 30, 2017 the Company purchased 1,222,325 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.41 per share. As of June 30, 2017, the Company had cumulatively purchased 1,320,497 shares under its tender offer and stock buyback program at a weighted average price of $11.36 per share, resulting in $5,000 of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,672
June 2017	15,215	$10.42	15,215	$10,000,132
Total 2017	1,222,325	$11.41	1,222,325

Total	1,320,497	$11.36	1,320,497	$10,000,132

(1) Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in accordance with the $10,000 tender offer announced on March 30, 2017 that expired on May 5, 2017.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017:

For the Three Months Ended June 30,
2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(2,467)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,000,803
Basic and diluted earnings per share	$(0.20)

For the Six Months Ended June 30,
2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$912
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,316,884
Basic and diluted earnings per share	$0.07

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.  Weighted average shares outstanding represents the weighted average shares outstanding for the three and six months ended June 30, 2017.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2017

For the Six Months Ended June 30,
2017
Per Share Data:(1)
Net asset value, beginning of period	$13.52
Net investment income	0.61
Net realized gains	0.27
Net unrealized losses	(0.81)
Net increase in net assets resulting from operations	0.07
Accretion from share buybacks	0.20
Distributions declared from net investment income(2)	(0.50)
Distributions declared from net realized gains(2)	0.00
Net decrease resulting from distributions to common stockholders	(0.50)
Net asset value, end of period	$13.29

Shares outstanding, end of year/period	11,568,555
Total return based on net asset value(3)	1.98%
Total return based on market value(3)	(4.78)%

Ratio/Supplemental Data:
Net assets, end of period	$153,702
Average net assets	$165,822
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4)	2.05%
Ratio of management fees to average net assets(4)	1.39%
Ratio of interest and credit facility expenses to average net assets(4)	1.53%
Ratio of incentive fees to average net assets(4)	2.30%
Ratio of total expenses to average net assets before waiver(4)	7.19%
Ratio of total expenses to average net assets after waiver(4)	7.27%
Ratio of net investment income to average net assets(4)	9.21%
Portfolio turnover	64%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per, assuming the Company’s distributions were reinvested through its dividend reinvestment plan

(4)	Annualized.

Below is the schedule of financial highlights of the Company for period from November 3, 2016 through December 31, 2016:

November 3, 2016 (Commencement of Operations) to December 31, 2016 (5)
Per Share Data:(1)	.
Net asset value, beginning of period	$14.41
Net investment income	0.28
Net realized gains	0.02
Net unrealized losses	(1.05)
Net decrease in net assets resulting from operations	(0.75)
Accretion from share buybacks	0.03
Distributions declared from net investment income(2)	(0.17)
Distributions declared from net realized gains(2)	—
Net decrease resulting from distributions to common stockholders	(0.17)
Net asset value, end of period	$13.52

Shares outstanding, end of year/period	12,790,880
Total return based on net asset value(3)	(5.30)%
Total return based on market value(3)	(2.03)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$172,984
Average net assets	$179,366
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4,6)	4.37%
Ratio of management fees to average net assets(4)	1.38%
Ratio of interest and credit facility expenses to average net assets(4)	1.48%
Ratio of incentive fees to average net assets(4)	3.04%
Ratio of total expenses to average net assets before waiver(4,6)	10.27%
Ratio of total expenses to average net assets after waiver(4,6)	9.99%
Ratio of net investment income to average net assets(4,6)	10.52%
Portfolio turnover	27%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(5)

Net asset value at the beginning of the period is the net asset value per share as of the consummation of the Merger, as described further in Note 8. Management corrected this heading to correspond to the timing of the Merger. The heading was corrected to read “November 3, 2016 to December 31, 2016,” whereas it had previously been presented as “November 4, 2016 (commencement of operations) to December 31, 2016.” November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which the Company began operating as the combined entity resulting from the Merger. On November 3, 2016 the Company recognized approximately $3,444 of organization costs in connection with the Merger, which were included in calculating the beginning of the period net asset value, and amounted to ($0.27) per share, based on 12,889,104 shares issued and outstanding on November 3, 2016.

(6)

Management corrected the expense ratios to reflect $3,444 of one-time non-recurring organization costs incurred in connection with the merger/formation transaction in the applicable ratio. The ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets was corrected to 4.37% (an increase of 1.92 percentage points); the ratio of total expenses to average net assets before waiver was corrected to 10.27% (an increase of 1.92 percentage points), the ratio of total expenses to average net assets after waiver was corrected to 9.99% (an increase of 1.92 percentage points); and the ratio of net investment income to average net assets was corrected to 10.52% (a reduction of 1.92 percentage points).

11. AFFILIATED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2017 represented 1.44% of the Company's net assets. Fair value as of June 30, 2017 along with transactions during the six months ended June 30, 2017 in these affiliated investments were as follows:

		For the six months ended					For the six months ended
		June 30, 2017					June 30, 2017
Non-Controlled, Affiliated Investments	Issue	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	Term Loan	$4,286	$25	$(40)	$(2,051)	$2,220	$—	$(2,020)	$48	$—	$—
OPS Acquisitions Limited and Ocean Protection Services Limited	Equity (19% of class)	—	—	—	—	—	—	—	—	—	—
Totals	Term Loan	$4,286	$25	$(40)	$(2,051)	$2,220	$—	$(2,020)	$48	$—	$—

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

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2017 represented 11.42% of the Company's net assets. Fair value as of June 30, 2017 along with transactions during the six months ended June 30, 2017 in these controlled investments were as follows:

		For the six months ended					For the six months ended
		June 30, 2017					June 30, 2017
Controlled Investments	Issue	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Texas Westchester Financial, LLC	Equity (100% of class)	$68	$—	$—	$(3)	$65	$—	$(3)	$—	$—	$—
PE Facility Solutions, LLC	Revolver	—	19,738	(18,092)	—	1,646	—	—	42	457	—
	Term Loan A	—	10,000	—	—	10,000	—	—	409	—	—
	Term Loan B	—	7,856	—	(2,009)	5,847	—	(2,008)	423	—	—
	Equity (100% of class)	—	—	—	—	—	—	—	—	—	—
Double Deuce Lodging, LLC	Equity (100% of class)	—	2,138	(2,138)	—	—	—	—	—	—	—
Totals		$68	$39,732	$(20,230)	$(2,012)	$17,558	$—	$(2,011)	$874	$457	$—

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

12. SUBSEQUENT EVENTS

Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements as of August 14, 2017.

In July 2017, the Company purchased $5.0 million par value of Tru Taj, LLC bonds at a price of approximately 97% of par value. Such debt security bears interest at a rate of 12.00% and matures August 15, 2021.

In July and August, the Company purchased an additional $5.0 million par value of the loan to Commercial Barge Line Company at an average price of approximately 88% of par value.  Such debt security bears interest at a rate of LIBOR plus 8.75%, which was 9.79% as of June 30, 2017, and matures on November 12, 2020.  Including these additional acquisitions, the Company now has a position size of approximately $6.9 million par value of the loan.

The Board of Directors declared the monthly distributions for the third quarter of 2017 at an annual rate of approximately 7.50% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
October	$0.083	October 31, 2017	November 15, 2017
November	$0.083	November 30, 2017	December 15, 2017
December	$0.083	December 29, 2017	January 16, 2018

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