Form 10-Q
period 2017-09-30
Great Elm Capital Corp.
filed 2017-11-06
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer x	Accelerated filer x	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company o	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act..     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2017, the registrant had 10,668,360 shares of common stock, $0.01 par value per share, outstanding.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year December 31, 2016 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “seek,” “estimate,” “expect,” “indicate,” “intend,” “will,” “would,” “may,” “could,” “continue” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2016 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments. Our investment focus is on debt obligations of middle-market companies as well as small businesses.  We invest primarily in senior secured and senior unsecured debt investments, as well as in junior loans and mezzanine debt of middle-market companies and small businesses. We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc. (“GECM”), our external manager, entered into an Investment Management Agreement and an Administration Agreement, and, upon closing the Merger (as discussed below), we began to accrue obligations to our external investment manager under those agreements.

Beginning with our tax year starting October 1, 2016, we have elected to be treated as a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. To qualify as a RIC, we must, among other things, meet source-of-income and asset diversification requirements and annually distribute to our stockholders generally at least 90% of our investment company taxable income on a timely basis. If we qualify as a RIC, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

Formation Transactions

On June 23, 2016, we entered into a Subscription Agreement, under which:

▪	On June 23, 2016, Great Elm Capital Group, Inc. (“GEC”) contributed $30,000 in exchange for 1,966,667 shares of our common stock.
▪

On September 27, 2016, before we elected to be a BDC, funds (the “MAST Funds”) managed by MAST Capital Management, LLC (“MAST”) contributed to us the Initial GECC Portfolio (as discussed in our consolidated financial statements) that we valued at $90,000 in exchange for 5,935,800 shares of our common stock.

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

Following the closing of the Merger, we entered into a registration rights agreement with GEC and the MAST Funds.

Full Circle Merger

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Full Circle.  On November 3, 2016:

▪	We acquired, by operation of the Merger, Full Circle’s portfolio that we valued at $74,658 at November 3, 2016;
▪	We became obligated to issue an aggregate of 4,986,585 shares of our common stock to former Full Circle stockholders; and
▪	Our exchange agent paid a $5,393 special cash dividend to former Full Circle stockholders.

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

Revenues

We generate revenue primarily from interest on the debt investments that we hold. We also may generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Our debt investments generally pay interest quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay in kind (“PIK”). In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

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

The valuation process approved by our Board with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪	The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to an independent valuation firm (or firms) approved by the Board;
▪

Such firms evaluate this information along with relevant observable market data to conduct independent appraisals each quarter, and their preliminary valuation conclusions are documented, discussed, and iterated with senior management of GECM;

▪

The fair value of investments comprising in the aggregate less than 5% of our total capitalization may be determined by GECM in good faith in accordance with our valuation policy without the employment of an independent valuation firm.; and

▪

Our audit committee recommends, and our Board determines, the fair value of the investments in our portfolio in good faith based on the input of GECM, our independent valuation firms (to the extent applicable) and the business judgment of our audit committee and our Board, respectively.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount.  In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables; and enterprise values.

We prefer the use of observable inputs and minimize the use of unobservable inputs in our valuation process. Inputs refer broadly to the assumptions that market participants would use in pricing an asset. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset developed based on the best information available in the circumstances.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the first-in, first-out method. Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$—
Merger	74,658	—
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
For the nine months ended September 30, 2017	146,714	(135,212)
Since inception	$353,872	$(176,950)

(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and PIK income.  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

(2)

Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their interest rate for purposes of this calculation.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2017 and the period from inception through December 31, 2016:

	For the nine months ended September 30, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$154,677	$—
Portfolio Investments acquired via the Formation Transactions and the Merger	—	165,152
Portfolio Investments acquired(1)	146,714	42,006
Amortization of premium and accretion of discount, net	4,181	2,438
Portfolio Investments repaid or sold	(135,212)	(41,738)
Net change in unrealized (appreciation) depreciation on investments (2)	(20,643)	(13,455)
Net realized gain (loss) on investments	3,420	274
Ending Investment Portfolio	$153,137	$154,677

(1)	Includes PIK income.
(2)	Does not include any fair value adjustment on PIK interest receivable.

Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

During the three and nine months ended September 30, 2017, we recorded net unrealized depreciation of $(12,361) and $(22,382), respectively.  ($1,739) of the unrealized depreciation was related to valuation of PIK interest receivable at September 30, 2017.

During the three and nine months ended September 30, 2017, we recorded net realized gains on investments of $59 and $3,420, respectively.  Included in the net realized gains on investments for the nine months ended September 30, 2017 was our disposition of our investment in JN Medical, which resulted in a $1,007 gain.  We also realized gains of $1,134 on the sale of our Everi Payments bonds, $371 on the partial sale and partial prepayments of our loan to Sonifi, and $341 on the sale of our Chester Downs bonds.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2017:

	September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Investments:
Debt Instruments	$152,788	99.8%
Equity Investments	349	0.2%
Total Investments at Fair Value	$153,137	100.0%

Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

Results of Operations for the Three Months Ended September 30, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$6,466	$0.58
Interest income	6,347	0.57
Dividend income	108	0.01
Other income	11	0.00

Net Operating Expenses	2,896	0.26
Management fees	547	0.05
Incentive fees	890	0.08
Total investment management fees	1,437	0.13
Administration fees	287	0.03
Directors’ fees	40	0.00
Interest expense	717	0.06
Professional services	212	0.02
Custody fees	10	0.00
Other	193	0.02
Fees waivers and expense reimbursement	-	0.00

Net Investment Income	$3,570	$0.32

(1)

The per share amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $332 for the three months ended September 30, 2017.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income	$6,466	$0.58
Interest income	6,347	0.57
Dividend income	108	0.01
Other income	11	0.00

(1)	Amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017.

Interest income includes net accretion of OID and market discount of $1,487 and total investment income included PIK income of $332.

We also generated $11 of fee income, which is included in other income and is typically not recurring in nature.

Expenses

	In Thousands	Per Share(1)
Net Operating Expenses	$2,896	$0.26
Management fees	547	0.05
Incentive fees	890	0.08
Total investment management fees	1,437	0.13
Administration fees	287	0.03
Directors’ fees	40	0.00
Interest expense	717	0.06
Professional services	212	0.02
Custody fees	10	0.00
Other	193	0.02
Fees waivers and expense reimbursement	-	-

(1)	Amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017.

Total expenses for the three months ended September 30, 2017 were $2,896.

Total investment management fees were $1,437, with $547 of management fees and $890 of incentive fees accrued during the period.  We deferred incentive fees per our investment management agreement.

Total administration fees were $287, which include direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.

Interest expense for the period was $717, and includes interest on our 2020 Notes and GECCL Notes for the period subsequent to their issuance.  See — Notes Payable for further information.

Net Investment Income

Net investment income for the three months ended September 30, 2017 was $3,570.

Net Realized Gains (Losses) on Investments

During the three months ended September 30, 2017, we recorded net realized gains of $59, primarily in connection with principal amortization of loans that were acquired at a discount.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(12,361) for the three months ended September 30, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the three months ended September 30, 2017 by portfolio company.

		June 30, 2017			September 30, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc (1)	$(12,530)	$67,818	$47,226	$(20,592)	$68,241	$36,858	$(31,383)
PE Facility Solutions, LLC	1,333	19,502	17,493	(2,009)	18,217	17,541	(676)
Commercial Barge Line Company	(651)	1,757	1,737	(20)	6,097	5,426	(671)
Other(2)	(513)	137,487	138,632	(855)	146,949	145,581	(1,368)
Totals	$(12,361)	$229,047	$205,571	$(23,476)	$239,504	$205,406	$(34,098)

(1)	Recognition of accretion of discount increased our cost basis during the period. We did not fund any incremental investment during the period.
(2)	Other represents all remaining investments.

Results of Operations for the Nine Months Ended September 30, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$20,018	$1.67
Interest income	19,311	1.61
Dividend income	239	0.02
Other income	468	0.04

Net Operating Expenses	8,876	0.74
Management fees	1,686	0.14
Incentive fees	2,784	0.23
Total Investment management fees	4,470	0.37
Administration fees	1,054	0.09
Directors’ fees	88	0.01
Interest expense	1,979	0.16
Professional services	719	0.06
Custody fees	34	0.00
Other	462	0.04
Fees waivers and expense reimbursement	70	0.01

Net Investment Income	$11,142	$0.93

(1)

Amounts are based on a weighted average of 11,988,368 shares for the nine months ended September 30, 2017 except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $4,588 for the nine months ended September 30, 2017.

Total Investment Income

	In Thousands	Per Share(1)
Total Investment Income	$20,018	$1.67
Interest income	19,311	1.61
Dividend income	239	0.02
Other income	468	0.04

(1)	Amounts are based on a weighted average of 11,988,368 shares for the nine months ended September 30, 2017.

Interest income includes net accretion of OID and market discount of $4,181 and total investment income included PIK income of $4,588.

We also generated $468 of fee income, which is included in other income and is typically not recurring in nature.

Expenses

	In Thousands	Per Share(1)
Net Operating Expenses	$8,876	$0.74
Management fees	1,686	0.14
Incentive fees	2,784	0.23
Total investment management fees	4,470	0.37
Administration fees	1,054	0.09
Directors’ fees	88	0.01
Interest expense	1,979	0.16
Professional services	719	0.06
Custody fees	34	0.00
Other	462	0.04
Fees waivers and expense reimbursement	70	0.01

(1)	Amounts are based on a weighted average of 11,988,368 shares for the nine months ended September 30, 2017.

Total expenses for nine months ended September 30, 2017 were $8,806, prior to giving effect to the impact of our reversal of the administration fee waiver accrual.

Total investment management fees were $4,470, with $1,686 of management fees and $2,784 of incentive fees accrued during the period.  We deferred incentive fees per our investment management agreement.

Total administration fees were $1,054, which includes direct costs reimbursable under our administration agreement and fees paid for sub-administration services.  In the quarter ended June 30, 2017, we reversed the previously accrued administration fee waiver based on our updated expenses accrued from November 4, 2016. This reversal had the effect of increasing our total expenses for that quarter. The final cap on costs will be determined after completion of the year ending November 4, 2017.

Interest expense for the period was $1,979 for the nine months ended September 30, 2017, and includes interest on our 2020 Notes and GECCL Notes for the period subsequent to their issuance.  See —Notes Payable for further information.

Net Investment Income

Net investment income for the nine months ended September 30, 2017 was $11,142.

Net Realized Gains (Losses) on Investments

During the nine months ended September 30, 2017, we recorded net realized gains of $3,420, primarily in connection with our disposition of our investment in JN Medical, which resulted in a $1,007 gain, and sales of our position in Everi Payments, which resulted in realized gains of $1,134.  We also realized gains of $341 on the sale of our Chester Downs bonds, $371 on the partial sale and partial prepayments of our loan to Sonifi, and $281 on the sale of our Trilogy International bonds.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments was ($22,382) for the nine months ended September 30, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the nine months ended September 30, 2017 by portfolio company.

		December 31, 2016			September 30, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(19,845)	$55,298	$42,021	$(13,277)	$68,241	$36,858	$(31,383)
OPS Acquisitions Limited and Ocean Protection Services Limited	(1,790)	4,255	4,286	31	4,240	2,481	(1,759)
Sonifi Solutions, Inc.	1,094	5,933	6,715	782	6,088	7,964	1,876
PE Facility Solutions, LLC	(676)	—	—	—	18,217	17,541	(676)
Other(1)	(1,165)	102,646	101,655	(991)	142,718	140,562	(2,156)
Totals	$(22,382)	$168,132	$154,677	$(13,455)	$239,504	$205,406	$(34,098)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At September 30, 2017, we had approximately $8,018 of cash and cash equivalents, none of which was restricted in nature.  At September 30, 2017, we also had $52,269 invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At September 30, 2017, we had investments in debt securities of 20 companies, totaling approximately $152,788 at fair value and equity investments in seven companies, totaling approximately $349 at fair value. $4,588 of cumulative accrued PIK income is included in carrying value of our investments.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2017, we had approximately $7,088 in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  There were no unrealized gains or losses on these commitments as of September 30, 2017.  We had sufficient cash and other liquid assets on our September 30, 2017 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2017, cash provided by operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $56,894, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $11,502, reflecting principal repayments and sales of $135,212, offset by additional investments of $146,714. Such amounts included draws and repayments on revolving credit facilities.  Our Board previously set our distribution rate at $0.083 per share per month and we intend to re-evaluate our dividend rate from time to time.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
2020 Notes	$33,645	$33,645	$-	$-	$-
GECCL Notes	32,631	-	-	32,631	-
Total	$66,276	$33,645	$-	$32,631	$-

Stock Buyback Program

We implemented a stock buyback program pursuant to Rule 10b5‑1 and Rule 10b-18 under the Exchange Act to repurchase our shares in an aggregate amount of up to $15,000 through May 2018 at market prices at any time our shares trade below 90% of NAV, subject to our compliance with our liquidity, covenant, leverage and regulatory requirements.  Our Board has increased the overall size of the stock buyback program by a further $35,000.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Notes Payable

On November 3, 2016, we assumed approximately $33,646 in aggregate principal amount of Full Circle’s 8.25% Notes due June 30, 2020 (the “2020 Notes”).  The 2020 Notes were our unsecured obligations and ranked senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2020 Notes was paid quarterly in arrears at a rate of 8.25% per annum. The 2020 Notes had a maturity date of June 30, 2020. On October 20, 2017, we redeemed the 2020 Notes completely at their par value plus accrued and unpaid interest.

On September 18, 2017, we sold $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes"). On September 29, 2017, we sold an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these Notes, the aggregate principal balance of Notes outstanding is $32,631.

The GECCL Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCL Notes will be effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We will pay interest on the GECCL Notes on January 31, April 30, July 31 and October 31 of each year, beginning October 31, 2017. The GECCL Notes will mature on September 18, 2022 and can be called on, or after, September 18, 2019. Holders of the GECCL Notes will not have the option to have the GECCL Notes repaid prior to the stated maturity date. The GECCL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

Recent Developments

On October 20, 2017, the 2020 Notes that were assumed in the Merger were redeemed in full.

In October 2017, the loans to Geo Specialty Chemicals, Inc. were extended to now mature on April 30, 2019.

In October 2017, the DIP loan to Optima Specialty Steel, Inc. was extended to now mature on November 30, 2017.

In October 2017, we purchased an additional $3.0 million par value of International Wire Group, Inc bonds at a price of approximately 91.5% of par value.

Our Board declared the monthly distributions for the first quarter of 2018 at an annual rate of approximately 8.05% of our September 30, 2017 NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
January	$0.083	January 31, 2018	February 15, 2018
February	$0.083	February 28, 2018	March 15, 2018
March	$0.083	March 30, 2018	April 16, 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 15 debt investments were at variable rates, representing approximately $76,000 and $76,826 in debt at fair value, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR rate, and no other change in our portfolio as of September 30, 2017. We have also assumed that we have no outstanding floating rate borrowings. The below table illustrates the effect such assumed rate changes would have had on net investment income for the nine months ended September 30, 2017.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$2,417
2.00%	$1,631
1.00%	$845
-1.00%	$(267)
-2.00%	$(312)
-3.00%	$(312)

This analysis does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments that could affect the net increase in net assets resulting from operations. Accordingly, no assurance can be given that actual results would not differ materially from the results under this hypothetical analysis.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  See Note 6 to our unaudited consolidated financial statements.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks.  There have been no material changes from the risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program in an aggregate amount of $15,000. This program expires in May 2018.  For the nine months ended September 30, 2017, we purchased 2,061,049 shares under our stock buyback program and our tender offer, at a weighted average price of $11.23 per share. As of November 6, 2017 we have cumulatively purchased 1,357,079 shares under our stock buyback program at a weighted average price of $10.98 per share, resulting in $14,900 of cumulative cash paid, under the program since November 4, 2016.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,672
June 2017	15,215	$10.42	15,215	$10,000,132
July 2017	47,961	$10.73	47,961	$9,485,675
August 2017	37,666	$10.78	37,666	$9,079,535
September 2017	753,097	$11.00	753,097	$792,684
Total 2017	2,061,049	$11.23	2,061,049

Total	2,159,221	$11.21	2,159,221	$792,684

(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in the $10,000 tender offer we announced on March 30, 2017 that expired on May 5, 2017.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No. 814-01211 with the Securities and Exchange Commission.

Exhibit Number	Description

1.1	Underwriting Agreement, dated as of September 13, 2017 (incorporated by reference to Exhibit 1.1 to Form 8-K/A filed on September 21, 2017).

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

4.6

Indenture, dated as of September 18, 2017, by and between the registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Form 8-K/A filed on September 21, 2017).

4.7

First Supplemental Indenture, dated as of September 18, 2017, by and between the registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.2 to Form 8-K/A filed on September 21, 2017).

4.8	Global Note, dated September 18, 2017 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 19, 2017, as amended September 21, 2017).

4.9	Global Note, dated September 19, 2017 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 29, 2017).

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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of November 6, 2017.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

By:	/s/ Michael J. Sell
Name:	Michael J. Sell
Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Non-affiliated, non-controlled investments, at fair value (amortized cost of $164,758 and $163,809, respectively)	$133,100	$150,323
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $52,269 and $0, respectively)	52,269	—
Affiliated investments, at fair value (amortized cost of $4,240 and $4,255, respectively)	2,481	4,286
Controlled investments, at fair value (amortized cost of $18,237 and $68, respectively)	17,556	68
Total investments	205,406	154,677

Cash and cash equivalents	8,018	66,782
Receivable for investments sold	—	9,406
Interest receivable	3,648	4,338
Dividends receivable	34	—
Principal receivable	—	786
Due from portfolio company	184	312
Deposit at broker	267	56
Due from affiliates	610	80
Prepaid expenses and other assets	128	107
Total assets	$218,295	$236,544

Liabilities
Notes payable 8.25% due June 30, 2020 (including unamortized premium of $698 and $888 at September 30, 2017 and December 31, 2016, respectively)	$34,344	$34,534
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,509 and $0 at September 30, 2017 and December 31, 2016, respectively)	$31,122	$—
Payable for investments purchased	12,853	21,817
Interest payable	77	—
Distributions payable	891	2,123
Due to affiliates	4,626	3,423
Accrued expenses and other liabilities	967	1,663
Offering costs payable	610	—
Total liabilities	$85,490	$63,560

Commitments and contingencies (Note 6)	$—	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,729,831 and 12,790,880 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	$107	$128
Additional paid-in capital	195,877	219,317
Accumulated net realized losses	(30,921)	(34,341)
Undistributed net investment income	3,579	1,335
Net unrealized depreciation on investments	(35,837)	(13,455)
Total net assets	$132,805	$172,984
Total liabilities and net assets	$218,295	$236,544
Net asset value per share	$12.38	$13.52

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2017
	(unaudited)	(unaudited)
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,677	$17,719
Affiliated investments	-	48
Controlled investments	670	1,544
Total interest income	6,347	19,311
Dividend income from non-affiliated, non-controlled investments	108	239
Other income	11	468
Total investment income	6,466	20,018

Expenses:
Management fees	547	1,686
Incentive fees	890	2,784
Administration fees	287	1,054
Custody fees	10	34
Directors’ fees	40	88
Professional services	212	719
Interest expense	717	1,979
Other expenses	193	462
Total expenses	2,896	8,806
Accrued administration fee waiver	0	70
Net expenses	2,896	8,876
Net investment income	3,570	11,142

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain/(loss) from:
Non-affiliated, non-controlled investments	59	3,420
Affiliated investments	—	—
Controlled investments	—	—
Total net realized gain/(loss)	59	3,420
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(13,921)	(19,911)
Affiliated investments	230	(1,790)
Controlled investments	1,330	(681)
Total net change in unrealized appreciation (depreciation)	(12,361)	(22,382)
Net realized and unrealized gains (losses)	(12,302)	(18,962)
Net increase (decrease) in net assets resulting from operations	$(8,732)	$(7,820)

Net investment income per share (basic and diluted):	$0.32	$0.93
Earnings per share (basic and diluted):	$(0.77)	$(0.65)
Weighted average shares outstanding:	11,342,048	11,988,368

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2017

Dollar amounts in thousands

Increase (decrease) in net assets resulting from operations:
Net investment income	$11,142
Net realized gain (loss) on investments	3,420
Net change in unrealized appreciation (depreciation) on investments	(22,382)
Net increase in net assets resulting from operations	(7,820)

Distributions to stockholders from:
Net investment income	(8,898)
Total distributions to stockholders	(8,898)

Capital transactions:
Purchases of common stock	(23,461)
Net decrease in net assets resulting from capital transactions	(23,461)
Total decrease in net assets	(40,179)
Net assets at beginning of period	$172,984
Net assets at end of period	$132,805
Undistributed net investment income	$3,579

Capital share activity
Shares outstanding at the beginning of the period	12,790,880
Shares purchased	(2,061,049)
Shares outstanding at the end of the period	10,729,831

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2017

Dollar amounts in thousands

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,820)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(142,126)
Net change in short-term investments	(52,269)
Payment-in-kind income	(4,588)
Proceeds from sales of investments	53,244
Proceeds from principal payments	81,968
Net realized (gain) loss on investments	(3,420)
Net change in unrealized (appreciation) depreciation on investments	22,382
Amortization of premium and accretion of discount, net	(4,181)
Amortization of discount (premium) on long term debt	(179)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	9,406
(Increase) decrease in principal receivable	786
(Increase) decrease in interest receivable	(1,049)
(Increase) decrease in dividends receivable	(34)
(Increase) decrease in deposit at broker	(211)
(Increase) decrease in due from portfolio company	128
(Increase) decrease in due from affiliates	(530)
(Increase) decrease in prepaid expenses and other assets	(21)
Increase (decrease) in payable for investments purchased	(8,964)
Increase (decrease) in interest payable	77
Increase (decrease) in due to affiliates	1,203
Increase (decrease) in accrued expenses and other liabilities	(696)
Net cash provided by (used for) operating activities	(56,894)
Cash flows from financing activities
Purchases of common stock	(23,461)
Issuance of GECCL Notes payable	31,111
Increase in offering costs payable	610
Distributions paid	(10,130)
Net cash provided by (used for) financing activities	(1,870)
Net increase (decrease) in cash	(58,764)
Cash, beginning of period	66,782
Cash, end of period	$8,018

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$891
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,092

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

SEPTEMBER 30, 2017

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 152.67% of Net Assets (1)
Controlled Investments - 13.21% of Net Assets (3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5)	Building Cleaning and Maintenance Services	11.24% (L + 10.00%) (6)	02/27/2022	—	$—	$—	—
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded (5)		11.24% (L + 10.00%) (6)	02/27/2022	3,000	—	—	—
	1st Lien, Senior Secured Loan A (5)		12.24% (L + 11.00%) (6)	02/27/2022	10,000	10,000	10,000	7.53%
	1st Lien, Senior Secured Loan B (5)		15.24% (L + 14.00%) (6,7)	02/27/2022	8,763	8,217	7,541	5.67%
	Common Equity (5,8)				1	—	—	—%
						18,217	17,541	13.20%

Texas Westchester Financial	Common Equity (5,8)	Consumer Finance			9,278	20	15	0.01%
Waltham, MA
Total Controlled Investments						18,237	17,556	13.21%

Affiliate Investments - 1.87% of Net Assets (4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan (5,10)	Maritime Security Services	16.24% (L + 12.00%, 12.50% Floor) (6,7,9)	06/01/2018	4,771	4,240	2,481	1.87%
London, UK	Common Equity (5,8,10)				19	—	—	—%
						4,240	2,481	1.87%

Total Affiliate Investments						4,240	2,481	1.87%

Non-Control, Non-Affiliate Investments - 100.24% of Net Assets

Ads Direct Media, Inc.	1st Lien, Senior Secured Loan (5,8)	Internet Advertising	15.00% (9)	05/02/2018	2,035	745	159	0.12%
Palm Beach Gardens, FL

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Avanti Communications Group PLC	2nd Lien, Senior Secured Bond (10,11)	Wireless Telecommunications Services	10.00% (15.00% if PIK election is made) (7)	10/01/2021	32,481	27,780	26,959	20.30%
London, UK	3rd Lien, Senior Secured Bond (10,11)		12.00% (17.50% if PIK election is made) (7)	10/01/2023	49,759	40,438	9,703	7.31%
	Common Equity (8,10)				1,829,496	23	196	0.15%
						68,241	36,858	27.76%

Commercial Barge Line Company	1st Lien, Senior Secured Loan (5)	Water Transport	9.99% (L + 8.75%, 9.75% Floor) (6)	11/12/2020	6,881	6,097	5,426	4.09%
Jeffersonville, IN

Davidzon Radio, Inc.	1st Lien, Senior Secured Loan (5)	Radio Broadcasting	11.24% (L + 10.00%, 11.00% Floor) (6)	03/31/2020	9,797	9,197	8,842	6.66%
Brooklyn, NY

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver (5)	Chemicals	5.99% (L + 4.75%, 5.75% Floor) (13)	10/30/2017	3,646	3,460	3,460	2.61%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded (5)		5.99% (L + 4.75%, 5.75% Floor) (13)	10/30/2017	729	(37)	(37)	(0.03)%
	1st Lien, Senior Secured Loan (5)		5.99% (L + 4.75%, 5.75% Floor) (13)	10/30/2017	6,891	6,539	6,539	4.92%
						9,962	9,962	7.50%

International Wire Group Inc	2nd Lien, Senior Secured Bond (11)	Manufacturing	10.75%	08/01/2021	10,000	9,279	9,225	6.95%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan (5)	Hotel Operator	18.24% (L + 12.00%,12.25% Floor) (6,9,12)	12/18/2017	2,715	1,300	1,681	1.27%
Luling, TX

Modular Process Control, LLC	Unsecured Loan (5)	Energy Efficiency Services	5.00% (7,8,9)	04/01/2025	800	—	—	—
Chesterfield, MO

NANA Development Corp.	1st Lien, Senior Secured Bond (11)	Industrial Other	9.50%	03/15/2019	8,000	7,863	8,090	6.09%
Anchorage, AK

Optima Specialty Steel, Inc.	1st Lien, Debtor-in-Possession Loan (5)	Metals and Mining	11.32% (L + 10.00%, 11.00% Floor) (13)	10/31/2017	12,655	12,655	12,655	9.53%
Miami, FL			.

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan (5)	Consumer Finance	7.50% (L + 5.00%, 7.50% Floor) (6,10)	01/27/2020	1,553	1,039	913	0.69%
Carmel, IN

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
PR Wireless, Inc.	1st Lien, Senior Secured Loan (5)	Wireless Communications	10.33% (L + 9.00%, 10.00% Floor) (6)	06/29/2020	9,779	8,862	8,796	6.62%
Guaynabo, PR	Warrants (5,8)		$0.01 Strike Price	06/27/2024	120	313	21	0.02%
						9,175	8,817	6.64%

Pristine Environments Inc., Term Loan B	1st Lien, Senior Secured Loan (5)	Building Cleaning and Maintenance Services	16.74% (L + 12.50%, 12.70% Floor) (6,9,12)	06/30/2017	550	500	—	—
San Diego, CA

RiceBran Technologies Corporation	Warrants (5,8)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	117	0.09%
Scottsdale, AZ

Sonifi Solutions, Inc.	1st Lien, Senior Secured Loan (5)	Consumer Discretionary	8.00%	03/28/2018	8,296	6,088	7,964	6.00%
Los Angeles, CA	Common Equity (5,8)					—	—	—
						6,088	7,964	6.00%

Tallage Lincoln, LLC.	1st Lien, Senior Secured Loan (5)	Real Estate Services	11.33% (L + 10.00%, 11.00% Floor) (6)	12/31/2019	6,423	6,426	6,417	4.83%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded (5)		11.33% (L + 10.00%, 11.00% Floor) (6)	12/31/2019	2,650	—	—	—
						6,426	6,417	4.83%

The Finance Company	1st Lien, Senior Secured Loan (5)	Consumer Finance	17.74% (L + 13.50%, 14.00% Floor) (6,12)	03/31/2018	2,191	2,191	2,074	1.56%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan (5)		17.74% (L + 13.50%, 14.00% Floor) (6,12)	03/31/2018	709	—	—	—
						2,191	2,074	1.56%

The Selling Source, LLC	1st Lien, Senior Secured Loan (5)	Information and Data Services	17.00% (9.00% PIK, 8.00% Cash) (7,9)	12/31/2017	5,560	4,238	4,637	3.49%
Las Vegas, NV

Tru Taj, LLC	1st Lien, Senior Secured Bond (11)	Retail	12.00%	8/15/2021	10,000	9,617	9,263	6.97%
Wayne, NJ

Total Non-Control, Non- Affiliate Investments						164,758	133,100	100.24%

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Short-Term Investments - 39.36% of Net Assets

State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund				52,269	52,269	52,269	39.36%

Total Short-Term Investments						52,269	52,269	39.36%

TOTAL INVESTMENTS (14) – 154.67% of Net Assets						$239,504	$205,406	154.67%

Other Liabilities in Excess of Assets - (54.67)% of Net Assets							$(72,601)	(54.67)%

NET ASSETS							$132,805	100.00%

The accompanying notes are an integral part of these financial statements

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of September 30, 2017. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

(3)

‘‘Controlled Investments’’ are investments in those companies that are ‘‘Controlled Investments’’ of the Company, as defined in the Investment Company Act. A company is deemed to be a ‘‘Controlled Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

(4)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, a defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.
(7)	Security pays, or has the option to pay, all of its interest in kind.
(8)	Non-income producing security.
(9)	Investment was on non-accrual status as of September 30, 2017.

(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 18.45% were non-qualifying assets as of September 30, 2017.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.34%.
(14)

As of September 30, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,717; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $40,414; the net unrealized depreciation was $37,697; the aggregate cost of securities for Federal income tax purposes was $243,103.

L = LIBOR

As of September 30, 2017, the Company’s investments consisted of the following:

	September 30, 2017
Investment Type	Cost	Fair Value
1st Lien Senior Secured Debt	$177,455	$143,563
2nd Lien Senior Secured Debt	$9,279	$9,225
Equity/Other	501	349
Total Long Term Investments	$187,235	$153,137

The accompanying notes are an integral part of these financial statements

As of September 30, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

	September 30, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$36,858	24.1%
Building Cleaning and Maintenance Services	$17,541	11.5%
Metals & Mining	$12,655	8.3%
Chemicals	$9,962	6.5%
Retail	$9,263	6.0%
Manufacturing	$9,225	6.0%
Radio Broadcasting	$8,842	5.8%
Wireless Communications	$8,817	5.8%
Industrial Other	$8,090	5.3%
Consumer Discretionary	$7,964	5.2%
Real Estate Services	$6,417	4.2%
Water Transport	$5,426	3.5%
Information and Data Services	$4,637	3.0%
Consumer Finance	$3,002	2.0%
Maritime Security Services	$2,481	1.6%
Hotel Operator	$1,681	1.1%
Internet Advertising	$159	0.1%
Grain Mill Products	$117	0.1%
Energy Efficiency Services	$—	0.0%
Total	$153,137	100.0%

As of September 30, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2017
United States	74.3%
United Kingdom	25.7%
Total percentage of net assets	100.0%

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
(13)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, a defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(14)	In March 2017, the Optima Specialty Steel, Inc. note was refinanced at par plus accrued interest and fees.
(15)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2016 was 1.00%.
(16)

‘‘Controlled Investments’’ are investments in those companies that are ‘‘Controlled Investments’’ of the Company, as defined in the Investment Company Act. A company is deemed to be a ‘‘Controlled Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

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

The Company’s December 31, 2016 consolidated financial statements were reclassified in order to be consistent with the format used for the September 30, 2017 consolidated financial statements.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s previously wholly-owned, subsidiaries TransAmerican Asset Servicing Group, Inc. and FC Shale Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition. Interest and dividend income, including income paid-in-kind, is recorded on an accrual basis. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments, are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature. The Company currently has no investments with exit fees.  Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are generally included in interest income.

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

The Company’s audit committee recommends, and the Board of Directors determines, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of the audit committee of the Board of Directors and the Board of Directors;

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

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code for the partial taxable year beginning on October 1, 2016 and ending December 31, 2016. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end. So long as the Company maintains its status as a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

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

At December 31, 2016, the Company, for federal income tax purposes, had capital loss carryforwards of $41,842 which may reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income or excise tax. Under tax regulations, capital losses incurred in taxable years beginning after December 2010 are considered deferred capital losses and are treated as arising on the first day of the Company’s next taxable year, retaining the same short-term or long-term character as when originally deferred. Deferred capital losses are required to be used prior to capital loss carryforwards, which carry an expiration date. As a result of this ordering rule, capital loss carryforwards may be more likely to expire if unused. Of the capital loss carryforwards at December 31, 2016, $34,502 are limited losses and available for use subject to annual limitation under Section 382. Of the deferred capital losses at December 31, 2016, $7,651 were short-term.

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

In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management adopted the final rules in presenting the accompanying consolidated financial statements and related disclosures.

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

For the three and nine months ended September 30, 2017, management fees amounted to $547 and $1,686, respectively. As of September 30, 2017, $547 remained payable and is included in our Statement of Assets and Liabilities in Due to Affiliates.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of September 30, 2017 was $14,516.  Accrued Unpaid Income includes PIK income of $4,588 at September 30, 2017 and $4,610 of accrued interest income that is expected to PIK under PIK toggle elections.

Any income incentive fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) is deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by the Company or its consolidated subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-

down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (A) reduce Pre-Incentive Fee Net Investment Income and (B) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

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

For the three and nine months ended September 30, 2017, the Company incurred Incentive Fees based on income of $890 and $2,784, respectively. As of September 30, 2017, $3,647 remained payable of which $2,903 of the payable at September 30, 2017 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. As of December 31, 2016, $863 remained payable of which $840 of the payable at December 31, 2016 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. The payables are included in Due to Affiliates in the accompanying Statements of Assets and Liabilities.  For the three and nine months ended September 30, 2017, the Company accrued Incentive Fees based on capital gains of $0.

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

The Company’s chief executive officer is also chief investment officer of GECM, and chief executive officer and a member of the board of directors of Great Elm Capital Group. The Company’s chief compliance officer is also an executive officer of GECM, and serves as GECM’s chief compliance officer.

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

For the three and nine months ended September 30, 2017, the Company incurred expenses under the Administration Agreement of $287 and $1,054, respectively. As of September 30, 2017 and December 31, 2016, $625 and $138 remained payable, respectively, and are included in Due To Affiliates in the Statement of Assets and Liabilities.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2017 and December 31, 2016, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured and Unsecured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3.

Level 3 Instruments	Level 3 Assets as of September 30, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of September 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $89,548	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	10.90% - 38.75% (16.95%) 4.50 - 8.50 (4.46)
Equity	Common Stock, LLC Units and Warrants on private stock $36	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	6.00 - 6.00 (6.00) $15 - $15 ($15)
Equity	Warrants on publicly traded stock $117	Volatility[2]	71.89% - 71.89% (71.89%)

Level 3 Instruments	Level 3 Assets as of December 31, 2016	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,979	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	11.85% - 39.80% (16.33%) 3.50 - 6.35 (5.76)
	Unsecured Debt $0	Liquidation Value[2]	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $314	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value[2]	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $119	Volatility[2]	71.10% - 71.10% (71.10%)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017 and December 31, 2016. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
Secured and Unsecured Debt	$—	$63,240	$89,548	$152,788
Equity/Other	196	—	153	349
Short Term Investments	52,269	—	—	52,269
Total investment assets	$52,465	$63,240	$89,701	$205,406

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$58,031	$83,979	$142,010
Equity/Other	—	—	501	501
Unsecured Debt	—	12,166	—	12,166
Total investment assets	$—	$70,197	$84,480	$154,677

The following is a reconciliation of Level 3 assets for the three and nine months ended September 30, 2017:

Level 3	Beginning Balance as of June 30, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2017
Senior Secured and Unsecured Debt	$76,152	$30,661	$60	$558	$(18,916)	$1,033	$89,548
Equity/Other	172	—	—	29	(48)	—	153
Total investment assets	$76,324	$30,661	$60	$587	$(18,964)	$1,033	$89,701

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2017
Senior Secured and Unsecured Debt	$83,979	$106,632	$1,548	$(1,283)	$(103,982)	$2,654	$89,548
Equity/Other	501	2,138	—	(300)	(2,186)	—	153
Total investment assets	$84,480	$108,770	$1,548	$(1,583)	$(106,168)	$2,654	$89,701

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

The following is a reconciliation of Level 3 assets for the period ended December 31, 2016:

Level 3	Beginning Balance as of November 3, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2016
1st Lien/Senior Secured and Unsecured Debt	$88,849	$35,771	$274	$(926)	$(41,738)	$1,749	$83,979
Equity/Other	526	—	—	(25)	—	—	501
Total investment assets	$89,375	$35,771	$274	$(951)	$(41,738)	$1,749	$84,480

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three and nine months ended September 30, 2017 or the period ended December 31, 2016. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

5. DEBT

On November 3, 2016, the Company assumed $33,646 of Full Circle 8.25% Senior Notes due 2020 (the “2020 Notes”) in connection with the Merger by executing the second supplemental indenture dated November 3, 2016.

On November 3, 2016, we assumed approximately $33,646 in aggregate principal amount of Full Circle’s 8.25% Notes due June 30, 2020 (the “2020 Notes”).  The 2020 Notes were our unsecured obligations and ranked senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the 2020 Notes was paid quarterly in arrears at a rate of 8.25% per annum. The 2020 Notes had a maturity date of June 30, 2020 and on October 20, 2017 we redeemed them completely at their par value plus accrued and unpaid interest.

On September 13, 2017, we offered $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes"). On September 29, 2017, we sold to several underwriters an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these Notes, the aggregate principal balance of Notes outstanding is $32,631.

The GECCL Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCL Notes will be effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We will pay interest on the GECCL Notes on January 31, April 30, July 31 and October 31 of each year, beginning October 31, 2017. The GECCL Notes will mature on September 18, 2022 and can be called on, or after, September 18, 2019. Holders of the GECCL Notes will not have the option to have the GECCL Notes repaid prior to the stated maturity date. The GECCL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017, the Company’s outstanding borrowings were $66,277, and the Company’s asset coverage ratio was 3 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of September 30, 2017.

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt - 2020 Notes
September 30, 2017 (unaudited)	$33,646	$2.99	$	N/A	$1.021
December 31, 2016	$33,646	$6.17	$	N/A	$1.016

Unsecured Debt - GECCL Notes
September 30, 2017 (unaudited)	$32,631	$2.99	$	N/A	$1.006

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

The average market value per unit for the Notes is based on the average daily prices of such notes for the nine months ended September 30, 2017 and the period ended December 31, 2016, respectively, and is expressed per $1 of indebtedness.

The Indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. As of September 30, 2017, the Company had not repurchased any of the Notes.  As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Indenture.

The summary information of the 2020 Notes for the three and nine months ended September 30, 2017, is as follows:

For the Three Months Ended September 30,
2017
Borrowing interest expense	$693
Amortization of acquisition premium	(63)
Total	$630
Weighted average interest rate	7.43%
Average outstanding balance	$33,646

Nine Months Ended September 30,
2017
Borrowing interest expense	$2,082
Amortization of acquisition premium	(190)
Total	$1,892
Weighted average interest rate	7.52%
Average outstanding balance	$33,646

The summary information of the GECCL Notes for the three and nine months ended September 30, 2017, is as follows:

For the Three Months Ended September 30,
2017
Borrowing interest expense	$77
Amortization of acquisition premium	10
Total	$87
Weighted average interest rate	7.49%
Average outstanding balance	$32,631

Nine Months Ended September 30,
2017
Borrowing interest expense	$77
Amortization of acquisition premium	10
Total	$87
Weighted average interest rate	7.49%
Average outstanding balance	$32,631

Summary information and balances for our debt instruments is presented in the table below as of September 30, 2017:

	September 30, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - 2020 Notes	$33,646	$33,646	$33,740
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,023
Total	$66,277	$66,277	$66,763

	As of December 31, 2016
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,184
Total	$33,646	$33,646	$34,184

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2017, the Company had approximately $7,088 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  There were no unrealized gains or losses on these commitments as of September 30, 2017.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

7. INDEMFICATION

Under the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to the Company. In addition, in the normal course of business the Company has and expects to enter into contracts that contain a variety of representations which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be known; however, the Company expects any risk of loss to be remote.

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

The Company incurred approximately $3,471 of transaction-related expenses related to the Formation Transaction and Merger.  Transaction-related expenses were comprised primarily of legal, accounting and other professional fees and third-party costs.

Issuer Purchases of Equity Securities

During the nine months ended September 30, 2017 the Company purchased 2,061,049 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.23 per share. As of September 30, 2017, the Company had cumulatively purchased 2,159,221 shares under its tender offer and stock buyback program at a weighted average price of $11.21 per share, resulting in $14,207 of cumulative cash paid, under the program since November 4, 2016. Including the tender offer, the Company utilized $24,207 under its stock buyback and tender program for repurchasing shares

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,672
June 2017	15,215	$10.42	15,215	$10,000,132
July 2017	47,961	$10.73	47,961	$9,485,675
August 2017	37,666	$10.78	37,666	$9,079,535
September 2017	753,097	$11.00	753,097	$792,684
Total 2017	2,061,049	$11.23	2,061,049

Total	2,159,221	$11.21	2,159,221	$792,684

(1) Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in accordance with the $10,000 tender offer announced on March 30, 2017 that expired on May 5, 2017.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017:

For the Three Months Ended September 30,
2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(8,732)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	11,342,048
Basic and diluted earnings per share	$(0.77)

For the Nine Months Ended September 30,
2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(7,820)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	11,988,368
Basic and diluted earnings per share	$(0.65)

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.  Weighted average shares outstanding represents the weighted average shares outstanding for the three and nine months ended September 30, 2017.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2017

For the Nine Months Ended September 30,
2017
Per Share Data:(1)
Net asset value, beginning of period	$13.52
Net investment income	0.93
Net realized gains	0.29
Net unrealized losses	(1.98)
Net increase (decrease) in net assets resulting from operations	(0.76)
Accretion from share buybacks	0.37
Distributions declared from net investment income(2)	(0.75)
Distributions declared from net realized gains(2)	0.00
Net decrease resulting from distributions to common stockholders	(0.75)
Net asset value, end of period	$12.38

Shares outstanding, end of year/period	10,729,831
Total return based on net asset value(3)	(1.93)%
Total return based on market value(3)	(4.22)%

Ratio/Supplemental Data:
Net assets, end of period	$132,805
Average net assets	$158,616
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4)	2.05%
Ratio of management fees to average net assets(4)	1.42%
Ratio of interest and credit facility expenses to average net assets(4)	1.67%
Ratio of incentive fees to average net assets(4)	2.35%
Ratio of total expenses to average net assets before waiver(4)	7.42%
Ratio of total expenses to average net assets after waiver(4)	7.48%
Ratio of net investment income to average net assets(4)	9.39%
Portfolio turnover	91%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per, assuming the Company’s distributions were reinvested through its dividend reinvestment plan.  Total return does not include any estimate of a sales load or commission paid to acquire shares.

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
(3)

Total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan, and is assumed to be $12.03 per share on November 4, 2016.  $12.03 per share represents the closing price of Full Circle’s common stock on its last day of trading prior to the merger, as adjusted by the exchange ratio in the merger agreement.  Total return does not include any estimate of a sales load or commission paid to acquire shares.

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

11. AFFILIATED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2017 represented 1.87% of the Company's net assets. Fair value as of September 30, 2017 along with transactions during the nine months ended September 30, 2017 in these affiliated investments were as follows:

		For the nine months ended					For the nine months ended
		September 30, 2017					September 30, 2017
Non-Controlled, Affiliated Investments	Issue	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2017	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	Term Loan	$4,286	$25	$(40)	$(1,790)	$2,481	$—	$(1,790)	$48	$—	$—
OPS Acquisitions Limited and Ocean Protection Services Limited	Equity (19% of class)	—	—	—	—	—	—	—	—	—	—
Totals	Term Loan	$4,286	$25	$(40)	$(1,790)	$2,481	$—	$(1,790)	$48	$—	$—

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

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2017 represented 13.22% of the Company's net assets. Fair value as of September 30, 2017, along with transactions during the nine months ended September 30, 2017, in these controlled investments were as follows:

		For the nine months ended					For the nine months ended
		September 30, 2017					September 30, 2017
Controlled Investments	Issue	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2017	Net Realized Gain (Loss)	Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Texas Westchester Financial, LLC	Equity (100% of class)	$68	$—	$(48)	$(5)	$15	$—	$(5)	$—	$—	$—
PE Facility Solutions, LLC	Revolver	—	35,721	(35,721)	—	-	—	—	63	467	—
	Term Loan A	—	10,000	—	—	10,000	—	—	721	—	—
	Term Loan B	—	8,217	—	(676)	7,541	—	(676)	760	—	—
	Equity (100% of class)	—	—	—	—	—	—	—	—	—	—
Double Deuce Lodging, LLC	Equity (100% of class)	—	2,138	(2,138)	—	—	—	—	—	—	—
Totals		$68	$56,076	$(37,907)	$(681)	$17,556	$—	$(681)	$1,544	$467	$—

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

12. SUBSEQUENT EVENTS

Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements as of November 6, 2017.

On October 20, 2017 the 2020 Notes that were assumed in the Merger were redeemed in full.

In October 2017, the loans to Geo Specialty Chemicals, Inc. were extended to now mature on April 30, 2019.

In October 2017, the DIP loan to Optima Specialty Steel, Inc. was extended to now mature on November 30, 2017.

In October 2017, we purchased an additional $3.0 million par value of International Wire Group, Inc bonds at a price of approximately 91.5% of par value.

The Board of Directors declared the monthly distributions for the first quarter of 2018 at an annual rate of approximately 8.05% of NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
January	$0.083	January 31, 2018	February 15, 2018
February	$0.083	February 28, 2018	March 15, 2018
March	$0.083	March 30, 2018	April 16, 2018