Form 10-K
period 2017-12-31
Great Elm Capital Corp.
filed 2018-03-12
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	NASDAQ Global Market
6.50% Notes due 2022	NASDAQ Global Market
6.75% Notes due 2025	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐  No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes    ☐  No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $44,051,824 as of June 30, 2017. Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of March 9, 2018, there were 10,652,401 outstanding shares of the registrant’s common stock.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors.”

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

Amounts, other than per share amounts, are in thousands unless otherwise indicated.

Item 1. Business.

Overview

We are a newly formed, externally managed non‑diversified closed‑end management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are an “emerging growth company” within the meaning of the JOBS Act, and, as such, are subject to reduced public company reporting requirements. Our investment objective is to seek to generate both current income and capital appreciation, while seeking to protect against risk of capital loss, by investing predominantly in the debt instruments of middle-market companies in a range of industries, which our external investment manager, Great Elm Capital Management, Inc. (“GECM”), defines as companies with enterprise values between $100.0 million and $2.0 billion. Our investment objectives may be changed without a vote of the holders of a majority of our stock. GECM provides the administrative services necessary for us to operate.

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

Our Portfolio at December 31, 2017

A list of the industries in which we had invested as of December 31, 2017 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2017.

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

PE Facility Solutions, LLC

PE Facility Solutions, LLC ("PEFS"), located in San Diego, CA, provides facilities maintenance services to local and national commercial clients. PEFS manages, maintains and optimizes the performance of mission critical facilities for corporate real estate owners in nearly 100 million square feet of specialized buildings across North America. PEFS is headquartered in San Diego, California and has operations nationwide. Two members of our investment committee serve as members of the Board of Managers of PEFS.

Tru Taj LLC

TRU Taj LLC is a leading global retailer of toys and juvenile products.  As of January 2017, the company operated approximately 730 stores in 37 countries under the “Toys R Us” and “Babies R Us” banners.  TRU Taj LLC is a subsidiary of Toys “R” Us, Inc. and operates substantially all of the company’s international operations (excluding Canada).

International Wire Group, Inc.

International Wire Group, Inc. (“ITWG”) is headquartered in Camden, New York, and is the largest bare copper wire and copper wire products manufacturer in the United States with operations in Europe. ITWG’s products include a broad line of copper wire configurations and gauges with a variety of electrical and conductive characteristics, which are utilized by customers primarily in the industrial and energy, electronics and data communications, aerospace and defense, medical products, automotive, and consumer and appliance industries. In addition to its Camden headquarters, ITWG has multiple offices across the United States, as well as offices in France, Italy, and Poland.

PR Wireless, Inc.

PR Wireless, Inc. operates under the OpenMobile brand name and is a mobile network operator that provides wireless telephone services throughout Puerto Rico.

GEO Specialty Chemicals, Inc.

GEO Specialty Chemicals, Inc. is a leading developer and manufacturer of over 300 specialty and performance chemicals. The company develops, manufactures, and markets its products to a diverse customer and market base with end‐use applications in sectors such as water treatment, coatings, paper, automotive and construction.

Davidzon Radio

Davidzon Radio Inc. (“Davidzon”) engages in radio broadcasting activities through its ownership and operation of an AM radio station in the New York, New York market. Davidzon’s station is partially operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

Investment Manager and Administrator

GECM's investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM's team is led by Peter A. Reed, GECM’s Chief Investment Officer. Senior members of the GECM team include Adam M. Kleinman, John S. Ehlinger and Adam W. Yates. The GECM investment team has deployed more than $17.0 billion into more than 550 issuers across 20+ jurisdictions during its prior and current experience together.

Investment Selection

GECM employs a team of investment professionals with experience in leveraged finance. The sector-focused research team performs fundamental research at both the industry and company level. Through in-depth industry coverage, GECM's investment team seeks to develop a thorough understanding of the fundamental market, sector drivers, mergers and acquisition activity, security pricing and trading and new issue trends. GECM's investment team believes that understanding industry trends is an important element of investment success.

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

Enterprise Value Investments.  Debt issued by firms whose business generates free cash flow to service the debt with a margin of safety and the enterprise value of the firm represents the opportunity for principal to be repaid by refinancing or in connection with a merger or acquisition transaction. These investments focus on the going concern value of the enterprise.

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

Approval of Investment Transactions

GECM’s procedures call for each new investment under consideration by the GECM analysts to be preliminarily reviewed at periodic meetings of GECM’s investment team. GECM’s investment team then prepares a summary of the investment, including a financial model and risk cases and a legal review checklist. GECM’s investment committee then will hold a formal review meeting, and following approval of a specific investment, authorization is given to GECM’s trader, including execution guidelines.

GECM’s investment analysts conduct periodic reviews of the positions for which they are responsible with members of GECM’s investment committee. On a quarterly basis, formal reviews of each position are conducted by GECM’s investment committee.

GECM’s investment analysts and members of the GECM investment committee will jointly decide when to sell a position. The sale decision will then be given to GECM’s trader, who will execute the trade in consultation with the analyst and the applicable member of GECM’s investment committee.

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

Valuation Procedures

We value our assets, an essential input in the determination of our net asset value, or NAV, consistent with generally accepted accounting principles in the United States (“GAAP”) and as required by the Investment Company Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” for an extended discussion of our methodology.

Staffing

We do not currently have any employees. Mr. Reed is our chief executive officer and president and GECM’s chief investment officer. Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of Michael J. Sell, our chief financial officer and treasurer, and Adam Kleinman, our chief compliance officer.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, hedge funds, mutual funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks, direct lending funds and other sources of funding. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, those entities have begun to invest in areas they have not traditionally invested in, including making investments in the types of portfolio companies we target. Many of these entities have greater financial and managerial resources than we do.

Exemptive Relief

We intend to apply to the SEC for exemptive relief that will allow us to co‑invest, together with other investment vehicles managed by GECM, in specific investment opportunities. We are unable to predict whether or not the SEC will grant the requested exemption. If the SEC does not provide the requested exemption, GECM will allocate investment opportunities to different investment vehicles in accordance with its allocation policies.

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

Management & Incentive Fee

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
(6)

The “catch‑up” provision is intended to provide GECM with an incentive fee of 20% on all of our pre‑incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

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

For twelve months ended December 31, 2017, we incurred $2,298 in base management fees and $4,394 in income based fees accrued during the period. The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement. There was no capital gains incentive fee earned by GECM as calculated under the Investment Management Agreement for the twelve months ended December 31, 2017.

For the period ended December 31, 2016, we incurred $392 in base management fees and $863 in income based fees accrued during the period. The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement. There was no capital gains incentive fee earned by our investment adviser as calculated under the Investment Management Agreement for the period ended December 31, 2016.

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

GECM agreed that the aggregate amount of expenses accrued for reimbursement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for us, including the fees charged by any sub-administrator to provide such personnel to us for the twelve months ending November 3, 2017, when taken together with such expenses reimbursed or accrued for reimbursement by us pursuant to the Administration Agreement during such period, shall not exceed 0.50% of our average net asset value during such period.  Our expenses did not exceed the cap for the period, and as such no reimbursement was required under the agreement.

Duration and Termination

Our Board approved the Investment Management Agreement on August 8, 2016. Unless terminated earlier, the Investment Management Agreement will continue in effect until September 27, 2018, and will renew for successive annual periods thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

Indemnification

We agreed to indemnify GECM, its stockholders and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with it, to the fullest extent permitted by law, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GECM’s services under the Investment Management Agreement or otherwise as our investment adviser.

Organization of the Investment Adviser

GECM is a Delaware corporation and is registered as an investment adviser under the Advisers Act. GECM’s principal executive offices are located at 800 South Street, Suite 230, Waltham, MA 02453.

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

Material Federal Income Tax Matters

We elected to be taxed as a RIC beginning with our tax year that began on October 1, 2016 and ended on December 31, 2016, and we intend to continue to qualify to be taxed as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax‑exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

▪	net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”).

We (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long‑term capital gain in excess of short‑term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis.

To the extent that we retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

Our Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things:

▪	disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction;
▪	convert lower taxed long‑term capital gain and qualified dividend income into higher taxed short‑term capital gain or ordinary income;
▪	convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited);
▪	cause us to recognize income or gain without a corresponding receipt of cash;
▪	adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur;
▪	adversely alter the characterization of certain complex financial transactions; and
▪	produce income that will not qualify as “good income” for purposes of the 90% annual gross income requirement described above.

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

If we hold more than 10% of the shares in, or the value of, a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A U.S. Stockholder, for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receives any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Although the Code generally provides that income inclusions from QEFs and deemed distributions of subpart F income and global intangible low-taxed income from CFCs will be “good income” for purposes of the 90% gross income requirement to the extent such income is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF or deemed distributions from a CFC during the RIC’s taxable year with respect to which no distribution is received would be “good income” for the 90% gross income requirement. The Internal Revenue Service (the “IRS”) has issued a series of private rulings in which it has concluded that all income inclusions from a QEF and deemed dividends from a CFC included in a RIC’s income would constitute “good income” for purposes of the 90% gross income requirement. The Department of the Treasury, however, has proposed regulations that would treat such income as not being “good income” for purposes of the 90% gross income requirement. If such regulations are finalized, and if we realize a material amount of such income and it is not considered “good income” for purposes of the 90% gross income requirement, we may fail to qualify as a RIC.

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

Administration Agreement

Our Board approved the Administration Agreement on August 8, 2016. Pursuant to the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as the Administrator. Under the Administration Agreement, GECM will, from time to time, provide, or otherwise arrange for the provision of, other services GECM determines to be necessary or useful to perform its obligations under the Administration Agreement, including retaining the services of financial, compliance, accounting and administrative personnel that perform services on our behalf, including personnel to serve as our chief financial officer and chief compliance officer. Under the Administration Agreement, GECM also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, GECM assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments made by us to GECM under the Administration Agreement are equal to an amount based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers (including our chief compliance officer, chief financial officer and their respective staffs). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Great Elm License Agreement

We entered into a license agreement with GEC pursuant to which GEC granted us a non‑exclusive, royalty‑free license to use the name “Great Elm Capital Corp.” Under the license agreement, we have a right to use the Great Elm Capital Corp. name and the Great Elm Capital logo for so long as GECM, or an affiliate thereof, remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Great Elm Capital Corp.” name. The license agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Brokerage Allocation and Other Practices

GECM does not expect to execute our transactions through any particular broker or dealer, but it plans to seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While GECM will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, GECM may select a broker based partly upon brokerage or research services provided to GECM, us or GECM’s other clients. In return for such services, we may pay a higher commission than other brokers would charge if we or GECM determines in good faith that such commission is reasonable in relation to the services provided.

Item 1A. Risk Factors.

Risks Relating to Our Investments

We may lose all of our investment in Avanti.

As of December 31, 2017, Avanti is our largest investment. Our investments in Avanti represented approximately 26% of our investment portfolio (excluding cash and short-term investments) at December 31, 2017. As of December 31, 2017, we owned approximately 10% of Avanti's outstanding debt and approximately 1% of Avanti's outstanding common stock. We acquired our original position in Avanti as part of the Initial GECC Portfolio, which we purchased from the MAST Funds prior to the Merger.

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

Through completion of the consent solicitation and the New Money Offer, Avanti received $80.0 million of new cash funding, with an additional $50.0 million of funding available on a delayed draw basis, and has the ability to defer up to $112.0 million of future interest payments through April 2018.

We took part in the refinancing, exchanging $22.9 million of Existing Notes for new PIK Toggle Notes and purchasing an additional $9.2 million of PIK Toggle Notes for $8.9 million of funded cash. At the completion of the refinancing, we continued to hold $47.2 million of Existing Notes and had committed to provide $5.6 million in additional financing, subject to certain conditions. Additionally, as part of the refinancing, our CEO and representatives of two other significant creditors joined Avanti's board of directors.

In June 2017, Avanti announced that it had entered into a $100 million three year super senior facility with HPS Investment Partners, LLC. The proceeds of the super senior facility replaced an existing, undrawn $50 million debt facility, including the $5.6 million unfunded commitment held by us, and provided additional liquidity to fund the construction and launch of Avanti’s HYLAS 4 satellite. Following Avanti’s entry into this new super senior facility, our PIK Toggle Notes became third lien notes and the Existing Notes became second lien notes.

In August 2017, David Williams stepped down as chief executive officer of Avanti and was replaced by Alan Harper, a non-executive director of Avanti, on an interim basis.  In February 2018, Kyle Whitehill was named as Avanti’s new chief executive officer effective April 3, 2018 and Alan Harper agreed to resume his prior role as non-executive director on that date.

In December 2017, we and other holders of the PIK Toggle Notes and the Existing Notes entered into a restructuring agreement with Avanti.  Under that agreement, among other things:

▪  the Existing Notes will be converted into common shares of Avanti. All of the outstanding Existing Notes, if converted, would represent approximately 92% of the pro forma common shares of Avanti, and our Existing Notes would represent approximately 9.1% of the pro forma common shares of Avanti. The Existing Notes represented approximately 10.0% of our NAV at December 31, 2017; and

▪  the cash interest rate on the PIK Toggle Notes will be reduced from 10% to 9% and the PIK interest rate will be reduced from 15% to 9% on the PIK Toggle Notes, the maturity date will be extended by one year to October 1, 2022 and Avanti will be permitted to issue up to $30 million of indebtedness that ranks equal with or junior to the PIK Toggle Notes and will be provided with relaxed financial covenants, including the elimination of certain financial maintenance covenants.

Completion of the restructuring is subject to a number of conditions beyond our control, including approval of a scheme of arrangement by a United Kingdom court and a corresponding proceeding under Chapter 15 of the United States Bankruptcy Code. Aspects of the restructuring are subject to Avanti shareholder approval, including, among other things, the issuance of Avanti shares in the Existing Notes conversion, and Avanti bondholder approval. A meeting of the holders of the Existing Notes is scheduled to be held on March 20, 2018 to consider and approve a scheme of arrangement. Should bondholder approval be obtained, the scheme of arrangement will be subject to the further sanction of a United Kingdom court at a hearing expected to be held on March 26, 2018.  Avanti shareholder approval of the issuance of Avanti shares in the Existing Notes conversion is expected to be sought at a general company meeting in April 2018.  Equity securities expose us to additional risks should Avanti default on its debt or need additional 2018/ financing. Equity securities rank lower in the capital structure and would likely not pay current income or PIK income, which we have been receiving on our investment in Avanti. Please see, "We are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments" and "Our investments are very risky and highly speculative, and the lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity."

Following the restructuring, Avanti may seek to raise up to an additional $30 million from the sale of its common shares, additional PIK Toggle Notes or other securities that rank equal with or are junior to the PIK Toggle Notes.

Avanti is highly leveraged. All or a portion of our investment in Avanti and our PIK income received from Avanti may be converted into equity securities as part of one or more restructurings of Avanti’s balance sheet, including the restructuring agreed to in December 2017 or replacement or further restructurings. If there is an event of default under the indentures governing the PIK Toggle Notes or the Existing Notes and the obligations under the PIK Toggle Notes and/or the Existing Notes are accelerated, Avanti likely will not have sufficient liquidity to pay the obligations under the PIK Toggle Notes or the Existing Notes, as the case may be. Under such circumstances, Avanti may consider other restructuring options, such as entering into an insolvency procedure under English law or by filing for Chapter 11 protection under the United States Bankruptcy Code, the consequences of which could include a reduction in the value of the assets available to satisfy the PIK Toggle Notes and/or the Existing Notes and the imposition of costs and other additional risks on holders of the PIK Toggle Notes and the Existing Notes, including a material reduction in the value of the PIK Toggle Notes and the Existing Notes and their potential conversion to equity interests in Avanti, which may not be on the terms of the December 2017 restructuring agreement should the transactions contemplated thereby not be completed, including as a result of not obtaining the required votes. In such an event, we may lose all or part of our investment in Avanti.  The long-term impact of this refinancing transaction on Avanti's financial condition is uncertain and cannot be predicted. The refinancing transaction did not materially change Avanti's long term capital structure and it is unclear whether the refinancing transaction address the longer term sustainability of Avanti's business model. We may sell at a loss all or a portion of our investment in Avanti from time to time in order to meet diversification requirements under the Code or as part of our portfolio management strategy.

We are currently receiving PIK interest on a portion of our Avanti investment, which represented approximately 26% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2017 and approximately 43% of our total investment income for the twelve months ended December 31, 2017. Such PIK interest exposes us to significant risks.  Please see "— Risks Relating to our Business and Structure — We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash," and "— Risks Relating to our Business and Structure — We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.”  Additionally, if the December 2017 restructuring is completed, our Existing Notes will be converted into Avanti common shares and both the cash and PIK interest rates on the PIK Toggle Notes will be reduced.  The December 2017 restructuring, if consummated, could result in a significant decrease in our net asset value if the market value of the Avanti common shares we receive in the restructuring decreases following the restructuring, and a significant decrease in our total investment income. These factors could also result in lower trading prices for our common stock and/or debt securities. Notwithstanding the risks associated with the December 2017 restructuring, if consummated, we believe the value of the Avanti common shares we would receive in exchange for the Existing Notes would be substantially equal to the value of the Existing Notes (including accrued PIK interest) to be converted in the restructuring. There can be no certainty in this respect and a significant decrease in the market value of the Avanti common shares we receive in the restructuring, if consummated, could ultimately have a material adverse effect on our net asset value and the trading prices of our securities.

We face increasing competition for investment opportunities.  Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.  We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors.  Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle‑market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market would force us to accept less attractive investment terms. GECM may, at its discretion, decide to pursue such opportunities if it believes that they are in our best interest; however, GECM may decline to pursue available investment opportunities that, although otherwise consistent with our investment policies and objectives, in GECM’s view present unacceptable risk/return profiles. Under such circumstances, we may hold a larger percentage of our assets in liquid securities until market conditions improve in order to avoid having assets remain uninvested.  Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We believe that competitors will make first and second lien loans with interest rates and returns that are lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns offered to potential portfolio companies.

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

In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries in which GECM does not necessarily have extensive historical research coverage. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Any unrealized losses we experience in our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.  As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Investing in middle‑market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or notes or fails to perform as we expect.  Our portfolio consists primarily of debt and equity investments in privately owned lower middle‑market companies. Investing in lower middle‑market companies involves a number of significant risks. Typically, the debt instruments in which we invest are not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade, which are referred to as “junk bonds.” Compared to larger publicly owned companies, these middle‑market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

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

Second priority liens on collateral securing loans and notes that we invest in may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.  We may purchase loans or notes that are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us or the indenture trustee to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow. Typically the intercreditor agreements expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans and notes.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

We may mismatch the interest rate and maturity exposure of our assets and liabilities.  Our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. We cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income. We expect that our fixed‑rate investments will be financed primarily with equity and/or long‑term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act. If we implement these techniques properly, we could experience losses on our hedging positions, which could be material.

If interest rates fall, our portfolio companies are likely to refinance their obligations to us at lower interest rates.  Our proceeds from these refinancings are likely to be reinvested at lower interest rates than our refinanced loans resulting in a material decrease in our net investment income.

We may not realize gains from our equity investments.  Our portfolio may include warrants or other equity securities. We may take back equity securities in exchange for our debt investments in workouts of troubled investments. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non‑control, equity investments in portfolio companies. The equity interests we invest in may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give it the right to sell our equity securities back to the portfolio company. We may be unable to exercise these put rights if the issuer is in financial distress or otherwise lacks sufficient liquidity to purchase the underlying equity investment.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.  Our investment strategy contemplates investments in debt securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Such investments will generally not represent “qualifying assets” under Section 55(a) of the Investment Company Act.  Pursuant to the Investment Company Act, qualifying assets must represent at least 70% of our total assets at the time of acquisition of any additional non-qualifying assets. If we do not meet the 70% threshold, we will be limited to purchasing qualifying assets until such threshold is met. See "Regulation as a Business Development Company."

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

We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less, which may have a negative impact on our business and operations.  We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less for many reasons, including, among others:

▪	as part of the GECM’s strategy in order to take advantage of investment opportunities as they arise,

▪	when GECM believes that market conditions are unfavorable for profitable investing,

▪	when GECM is otherwise unable to locate attractive investment opportunities,

▪	as a defensive measure in response to adverse market or economic conditions, or

▪	to meet RIC qualification requirements.

We may also be required to hold higher levels of cash, money market mutual funds or other short-term securities in order to pay our expenses or make distributions to stockholders in the ordinary course of business given the relatively high percentage of our total investment income represented by PIK income.  During periods when we maintain exposure to cash, money market mutual funds, or other short-term securities, we may not participate in market movements to the same extent that it would if we were fully invested, which may have a negative impact on our business and operations and, accordingly, our returns may be reduced.

Risks Relating to Our Business and Structure

GEC and the MAST Funds collectively own the majority of our outstanding common stock and may attempt to exert control over us in a manner that is adverse to your interests.  Great Elm Capital Group, Inc. (“GEC”) and the MAST Funds collectively own the majority of the outstanding shares of our common stock and accordingly may control the results of matters submitted to the vote of our stockholders. GEC and the MAST Funds agreed to vote their shares proportionately to our other stockholders on certain matters until they collectively own less than 35 percent of the outstanding shares of our common stock. Although there is no agreement between GEC and the MAST Funds to act in concert with respect to the shares of our common stock they own, funds managed by MAST (including some of the MAST Funds) are a significant stockholder of GEC and Peter A. Reed, our chief executive officer, is chief executive officer and a member of the board of directors of GEC. GEC and the MAST Funds may use their share ownership, ownership of GECM or otherwise exert control over us in a manner that is adverse to your interests.

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

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered all of the shares of our common stock issued to the MAST Funds and GEC in the Formation Transactions for resale. The shares issued in the Formation Transaction represent approximately sixty six percent of our outstanding shares of common stock at December 31, 2017.

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

We may borrow money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us.  We have existing indebtedness and may in the future borrow additional money, each of which magnifies the potential for loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we could employ at any particular time will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

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

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding net return to common stockholder	(14.28)%	(8.05)%	(1.81)%	4.42%	10.65%

(1)

Assumes $164.9 million in total portfolio assets, $32.6 million in senior securities outstanding, $132.3 million in net assets, and an average cost of funds of 7.36%. Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total portfolio assets of at least 1.45%.

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

Our ability to grow depends on our ability to raise capital and/or access debt financing.  We intend to periodically access the capital markets to raise cash to fund new investments. We expect to continue to elect to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income (as defined by the Code), and, as a result, such distributions will not be available to fund new investments. As a result, we must borrow from financial institutions or issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. There has been and will continue to be uncertainty in the financial markets in general. An inability to successfully access the capital or credit markets for either equity or debt could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

A portfolio company’s failure to satisfy financial or operating covenants in its agreements with us or other lenders could lead to defaults and, potentially, acceleration of the time when the debt obligations are due and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

In October 2014, the Federal Reserve announced that it was concluding its bond‑buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long‑term securities. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond‑buying program has had or will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. The target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In June 2017, the Federal Reserve raised the target range for the federal funds rate, which was only the fourth such interest rate hike in nearly a decade.

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

The Trump administration has called for substantial changes to U.S. fiscal and tax policies.  Congress has passed, and the President has recently signed into law, a tax reform bill that will, among other things, significantly change the taxation of business entities (including by significantly lowering corporate tax rates), the deductibility of interest expense, and the timing in which certain income items are recognized (potentially including, in certain cases, income from debt and other financial instruments).  In addition, the Trump administration has called for significant change to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changes in tax laws, including recently enacted U.S. tax reform legislation, could have a negative effect on us. Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including new tax rates, immediate expensing of certain capital expenses and significant limitations on deductibility of interest. This legislation could have significant effects on us and on an investment in our shares, some of which may be adverse. The magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the IRS.

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

Regulations governing our operations as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted under the Investment Company Act. Under the provisions of the Investment Company Act applicable to BDCs, we are permitted to issue senior securities (e.g., notes and preferred stock) in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. For example, such original issue discount or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discount may be included in income before we receive any corresponding cash payments.  One of our debt investments in Avanti currently only earns PIK interest and, if converted to common stock, our investment in Avanti equity is not expected to earn cash dividends.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate‑level taxes.3

However, in order to satisfy the annual distribution requirement for a RIC, we may, but have no current intention to, declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes.

We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash. To the extent we invest in OID instruments, including PIK, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash.

The deferred nature of payments on PIK loans creates specific risks. Interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. Since the payment of PIK income does not result in cash payments to us, we may also have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations (and thus hold higher cash or cash equivalent balances, which could reduce returns) to pay our expenses or make distributions to stockholders in the ordinary course of business, even if such loans do not default. An election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to GECM and, because interest payments will then be payable on a larger principal amount, the PIK election also increases GECM’s future income incentive fees at a compounding rate. The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

More generally, market prices of OID instruments are more volatile because they are impacted to a greater extent by interest rate changes than instruments that pay interest periodically in cash. Ordinarily, OID would also create the risk of non-refundable cash payments to GECM based on non-cash accruals that may never be realized; however, this risk is mitigated since the Investment Management Agreement requires GECM to defer any incentive fees on accrued but unpaid income, the effect of which is that income incentive fees otherwise payable with respect to accrued unpaid income become payable only if, as, when and to the extent cash is received by us or our consolidated subsidiaries in respect thereof.

Additionally, we will be required under the tax laws to make distributions of non-cash income to shareholders without receiving any cash. Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact. The required recognition of non-cash income, including PIK and OID interest, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Further, our investment in Avanti, which represented approximately 26% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2017 and 43% of our total investment income for the year ended December 31, 2017, has resulted in significant PIK interest, which significantly increases our exposure to the aforementioned risks. Conversion of Avanti’s Existing Notes to equity will result in us owning more Avanti common shares which are not expected to generate cash dividends.

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

We may expose our-self to risks if we engage in hedging transactions.  If we engage in hedging transactions, we may expose our self to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated because we may not be able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose it to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non‑U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

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

Finally, the incentive fee payable by us to GECM also may create an incentive for GECM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. The portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to GECM until we receive such interest in cash. Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee. In other words, when deferred interest income (such as PIK) is accrued, a corresponding income incentive fee (if any) is also accrued (but not paid) based on that income. After the accrual of such income, it is capitalized and added to the debt balance, which increases our total assets and thus the base management fee it pays following such capitalization. If any such interest is reversed in connection with any write-off or similar treatment of the investment, we will reverse the income incentive fee accrual and an income incentive fee will not be payable with respect to such uncollected interest. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of whether GECM met the hurdle rate to earn incentive fee will become uncollectible.

A general increase in interest rates will likely have the effect of making it easier for GECM to receive incentive fees, without necessarily resulting in an increase in our net earnings.  Given the structure of the Investment Management Agreement, any general increase in interest rates, which are currently near historic lows, will likely have the effect of making it easier for GECM to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Management Agreement without any additional increase in relative performance on the part of GECM. In addition, in view of the catch‑up provision applicable to income incentive fees under the Investment Management Agreement, GECM could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in GECM’s income incentive fee resulting from such a general increase in interest rates.

GECM has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.  GECM has the right, under the Investment Management Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If GECM resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption; our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected; and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and current investment portfolio may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations and cause you to lose your investment.

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

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.  We and our portfolio companies are subject to applicable local, state and federal laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and you, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail our self of new or different opportunities. Such changes could result in material differences to the strategies and plans and may result in our investment focus shifting from the areas of expertise of GECM to other types of investments in which the investment committee may have less expertise or little or no experience. Specifically, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, notwithstanding the reduction in corporate tax rates.  Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Pending legislation may allow us to incur additional debt. As a BDC, under the Investment Company Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation passed in the U.S. House of Representatives, if it becomes law, would increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Provisions of the Maryland General Corporation Law and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.  The Maryland General Corporation Law and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of GECC or the removal of our directors. We are subject to the Maryland Business Combination Act and the Investment Company Act. If our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our Board could amend our bylaws to repeal our current exemption from the Control Share Acquisition Act; however, our Board will not amend our bylaws to repeal the current exemption from the Control Share Acquisition Act without a formal determination by the Board that doing so would be in the best interests of our stockholders and without first notifying the SEC staff. The Control Share Acquisition Act also may make it more difficult for a third party to obtain control of GECC and increase the difficulty of consummating such a transaction.

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

GECM may not be able to achieve the same or similar returns as those achieved by MAST Capital, . including as a result of operating under the constraints imposed upon us as a BDC  MAST Capital’s track record and achievements are not necessarily indicative of future results that will be achieved by GECM. We cannot assure you that we will be able to achieve the results realized by prior investment vehicles managed by MAST Capital.

While senior members of GECM’s investment team have significant experience investing in debt securities of middle‑market companies, GECM is a new entity and has no investment advisory experience, including no experience managing a BDC. Therefore, GECM may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in our shares entails more risk than the shares of a comparable company with a substantial operating history.

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

We are a new company with limited operating history and GECM has no prior experience managing a BDC.  We were formed on April 22, 2016 and commenced operations following the closing of the Merger on November 3, 2016. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the Investment Company Act and RICs under the Code. GECM has not had any prior experience operating under this regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources, to do so.

We have a limited operating history on which you can evaluate an investment in us or our prior performance. The results of any other funds or clients managed by affiliates of GECM, which have or have had an investment program that is similar to, or different from, our investment program is not indicative of the results that we may achieve. We expect to have a different investment portfolio and may employ different investment strategies and techniques from other funds and clients advised by affiliates of GECM. Accordingly, our results may differ from and are independent of the results obtained by such other funds and clients. Moreover, past performance is no assurance of future returns. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially or your investment in us could become worthless.

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

There are significant potential conflicts of interest that could impact our investment returns.  Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities and affiliates of GECM and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Peter A. Reed, our president, chief executive officer and chairman of our Board, is GECM's chief investment officer and chief executive officer of the second largest beneficial owner of our stock, GEC.

Although funds managed by GECM may have different primary investment objectives than we do, they may from time to time invest in asset classes similar to those targeted by us. GECM is not restricted from raising an investment fund with investment objectives similar to ours. Any such funds may also, from time to time, invest in asset classes similar to those targeted by us. It is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with GECM.

We will pay management and incentive fees to GECM, and will reimburse GECM for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

GECM's management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and GECM may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan or note that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

The Investment Management Agreement renews for successive annual periods if approved by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, both we and GECM have the right to terminate the agreement without penalty upon 60 days' written notice to the other party. Moreover, conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation.

Pursuant to the Administration Agreement, we pay GECM our allocable portion of overhead and other expenses incurred by GECM in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

As a result of the arrangements described above, there may be times when our management team has interests that differ from those of our stockholders, giving rise to a conflict.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by GECM, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, GECM will consider the investment and tax objectives of us and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

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

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. Stockholders who periodically receive the payment of a distribution consisting of a return of capital may be under the impression that they are receiving net profits when they are not. Stockholders should not assume that the source of a distribution from us is net profit.

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

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive offices are located at 800 South Street, Suite 230, Waltham, MA 02453, and are provided by GECM in accordance with the terms of the Administration Agreement.

Item 3.  Legal Proceedings.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

We are named as a defendant in a lawsuit captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. This lawsuit was brought by a member of Selling Source, LLC, one of our portfolio investments, against various members of and lenders to Selling Source.  The plaintiff asserts claims of aiding and abetting breaches of fiduciary duty and tortious interference against us. As of December 31, 2017, we held $5.69 million in principal amount, or approximately 6%, of Selling Source's outstanding senior bank debt. The lawsuit was filed on March 5, 2016 and the plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us. The plaintiff recently informed the court that it is "optimistic that the mediation efforts may make further litigation in this matter unnecessary" and has requested that the Delaware Court of Chancery allow the stay by agreement to remain in place. We intend to continue to monitor the matter and will assess the need to defend the matter as that need should arise.

Two complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the "Saunders Action"), and William L. Russell, Jr., individually and on behalf of all others similarly situated, v. Biderman, et al. filed on September 12, 2016 and amended on September 22, 2016 (the "Russell Action"), were filed in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the "Circuit Court"), respectively. On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v. Felton, et al., was filed in the Circuit Court (the "Speiser Action," and together with the Saunders Action and the Russell Action, the "Actions").

On October 24, 2016, we, Full Circle, GEC, MAST Capital, certain directors of Full Circle and plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the "MOU"). Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and the Company agreed to and did make the supplemental disclosures with respect to the merger. The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the "Stipulation") and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the Merger Agreement; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders. There can be no assurance that the settlement will be finalized or that the Circuit Court will approve the settlement.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the "District Court") against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest. In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner in the District Court of Harris County, Texas. In November 2016, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas. On November 29, 2017, Mr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants. Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, we continue to pursue our initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas and the Caldwell County judge recently ruled in our favor in an amount of $3.85 million.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.” The following table sets forth the range of high and low sales prices of our common stock as reported on Nasdaq and our net asset value per share for each fiscal quarter since our stock began trading in the public markets on November 7, 2016:

		Price Range
	NAV (1)	High	Low
Fiscal 2017
Fourth quarter	$12.42	$10.48	$8.76
Third quarter	$12.38	$11.30	$10.42
Second quarter	$13.29	$11.55	$10.25
First quarter	$13.59	$11.82	$10.74
Fiscal 2016
Fourth quarter (beginning November 7, 2016)	$13.52	$11.90	$10.35

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the Nasdaq on March 8, 2018 was $9.22 per share. As of March 1, 2018, there were approximately 12 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

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

Date Declared	Record Date	Payment Date	Per Share Amount
Fiscal 2018:
November 2, 2017	January 31, 2018	February 15, 2018	0.083
November 2, 2017	February 28, 2018	March 15, 2018	0.083
November 2, 2017	March 30, 2018	April 16, 2018	0.083
March 9, 2018	April 30, 2018	May 15, 2018	0.083
March 9, 2018	May 31, 2018	June 15, 2018	0.083
March 9, 2018	June 29, 2018	July 16, 2018	0.083

Total 2018			$0.498

Fiscal 2017:
December 22, 2016	January 31, 2017	February 16, 2017	0.083
December 22, 2016	February 28, 2017	March 15, 2017	0.083
December 22, 2016	March 31, 2017	April 17, 2017	0.083
March 22, 2017	April 28, 2017	May 15, 2017	0.083
March 22, 2017	May 31, 2017	June 15, 2017	0.083
March 22, 2017	June 30, 2017	July 14, 2017	0.083
May 11, 2017	July 31, 2017	August 15, 2017	0.083
May 11, 2017	August 31, 2017	September 15, 2017	0.083
May 11, 2017	September 29, 2017	October 13, 2017	0.083
August 8, 2017	October 31, 2017	November 15, 2017	0.083
August 8, 2017	November 30, 2017	December 15, 2017	0.083
August 8, 2017	December 29, 2017	January 16, 2018	0.083
December 26, 2017	December 29, 2017	January 30, 2018	0.200

Total 2017			1.196

Fiscal 2016:
December 22, 2016	December 30, 2016	January 16, 2017	$0.166

Total 2016			0.166

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

During the year ended December 31, 2017, our distributions were made from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program in an aggregate amount of $15,000.  Our Board has increased the overall size of the stock buyback program by a further $35,000.  During the year ended December 31, 2017 we purchased 2,138,479 shares under our tender offer and our stock buyback program at a weighted average price of $11.20 per share. As of December 31, 2017, we had cumulatively purchased 2,236,651 shares under the tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $15,000 of cumulative cash paid, under the program since November 4, 2016. Including the tender offer, we utilized $25,000 under our stock buyback and tender program for repurchasing shares.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,722
June 2017	15,215	$10.42	15,215	$10,000,182
July 2017	47,961	$10.73	47,961	$9,485,725
August 2017	37,666	$10.78	37,666	$9,079,585
September 2017	753,097	$11.00	753,097	$792,735
October 2017	65,945	$10.27	65,945	$115,277
November 2017	11,485	$10.04	11,485	$—
Total 2017	2,138,479	$11.20	2,138,479

November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

Total	2,236,651	$11.18	2,236,651	$-

(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in the $10,000 tender offer we announced on March 30, 2017 that expired on May 5, 2017.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2017. The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following selected financial data for the period from April 22, 2016 (our inception) through December 31, 2016 and for the year ended December 31, 2017 is derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other disclosures included elsewhere in this report.

Dollar amounts in thousands, except per share data	For the year ended December 31, 2017		Period from inception through December 31, 2016
Statement of Operations Data:
Total Investment Income	$29,728		$5,831
Total Gross Expenses (1)	12,153		5,906
Total Net Expenses	12,153		5,826
Net Investment Income	17,575		5
Net Decrease in Net Assets Resulting from Operations	(2,754)		(17,874)

Per Share Data:(2)
Net Investment Income	1.52		0.28	(3)
Net Decrease in Net Assets Resulting from Operations	(0.24)		(0.75)	(3)
Dividends Declared	1.20		0.17	(3)

Statement of Assets and Liabilities Data:
Total Assets	$239,913		$236,544
Total Net Assets	$132,287		$172,984
Other Data:
Total Return based on Market Value	(5.56)%	(4)	(2.03)%	(5)
Total Return based on Net Asset Value	0.69%	(4)	(5.30)%	(5)

(1)

For the year ended December 31, 2017, this number includes the reversal of a previously accrued estimate of the waiver in the administration agreement of approximately $70.  Without such inclusion, total gross expenses would have been approximately $11,959

(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)

For the period from November 3, 2016 to December 31, 2016. November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which we began operating as the combined entity resulting from the Merger.

(4)

Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock.  Total return based on net asset value is calculated as the change in net asset value per share, assuming our distributions were reinvested through our dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share, assuming our distributions were reinvested through our dividend reinvestment plan.

(5)

Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock.  Total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming our distributions were reinvested through our dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming our distributions were reinvested through our dividend reinvestment plan, and is assumed to have been $12.03 per share on November 4, 2016. $12.03 per share represents the closing price of Full Circle’s common stock on its last day of trading prior to the Merger, as adjusted by the exchange ratio in the merger agreement.

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

Beginning with our tax year starting October 1, 2016, we elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements. To qualify as a RIC, we must, among other things, meet source-of-income and asset diversification requirements and annually distribute to our stockholders generally at least 90% of our investment company taxable income on a timely basis. If we qualify as a RIC, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

Formation Transactions

On June 23, 2016, we entered into the Subscription Agreement, under which:

▪	On June 23, 2016, GEC contributed $30,000 in exchange for 1,966,667 shares of our common stock.
▪	On September 27, 2016, before we elected to be a BDC, the MAST Funds contributed to us the Initial GECC Portfolio that we valued at $90,000 in exchange for 5,935,800 shares of our common stock.

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

Full Circle Merger

On June 23, 2016, we entered into the Merger Agreement with Full Circle.  Following approval on October 31, 2016 of the Merger by Full Circle’s stockholders, on November 3, 2016:

▪	Full Circle merged into us resulting in our acquisition by operation of the Merger of Full Circle’s portfolio that we valued at $74,658 at November 3, 2016;
▪	We became obligated to issue an aggregate of 4,986,585 shares of our common stock to former Full Circle stockholders; and
▪	Our exchange agent paid a $5,393 special cash dividend to former Full Circle stockholders.

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

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements. See “Regulation as a Business Development Company” and “Material Federal Income Tax Matters”.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$—
Merger	74,658	—
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Since inception	$407,035	$(216,722)

(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and payment in kind “PIK” income.  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the period from inception through December 31, 2016 and the year ended December 31, 2017:

	For the year ended December 31, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$154,677	$—
Portfolio Investments acquired via the Formation Transactions and the Merger	—	165,152
Portfolio Investments acquired(1)	199,878	42,006
Amortization of premium and accretion of discount, net	5,627	2,438
Portfolio Investments repaid or sold	(174,983)	(41,738)
Net change in unrealized appreciation (depreciation) on investments	(23,962)	(13,455)
Net realized gain (loss) on investments	3,633	274
Ending Investment Portfolio	$164,870	$154,677

(1)	Includes PIK income.

Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

During the year ended December 31, 2017, we recorded net unrealized depreciation of ($23,962).  During the period from inception through December 31, 2016, we recorded net unrealized depreciation of ($13,455).

During the year ended December 31, 2017, we recorded net realized gains of $3,633, primarily in connection with the partial sale and repayments of our loan to Sonifi, which resulted in $1,997 of realized gains.  We also realized gains of $1,134 on the sale of our Everi Payments bonds, $1,007 associated with our disposition of our investment in JN Medical, and a loss of $745 on the write off of our loan to Ads Direct Media.

During the period from inception through December 31, 2016, we recorded net realized gains of $274, primarily in connection with our disposition of our debt investments in US Shale Solutions, LLC.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investments:
Debt Instruments	$164,521	99.8%	$154,176	99.7%
Equity Investments	349	0.2%	501	0.3%
Total Investments at Fair Value	$164,870	100.0%	$154,677	100.0%

The following table shows the fair value of our portfolio of investments by industry, as of and December 31, 2017:

	December 31, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$42,277	25.6%
Building Cleaning and Maintenance Services	18,104	11.0%
Retail	14,800	9.0%
Manufacturing	11,960	7.3%
Wireless Communications	10,023	6.1%
Chemicals	9,771	5.9%
Radio Broadcasting	8,876	5.4%
Industrial Other	7,070	4.3%
Technology Services	5,952	3.6%
Real Estate Services	5,718	3.5%
Water Transport	5,279	3.2%
Software Services	5,005	3.0%
Industrial Conglomerates	4,838	2.9%
Information and Data Services	4,659	2.8%
Business Services	4,156	2.5%
Consumer Finance	2,871	1.7%
Maritime Security Services	1,770	1.1%
Hotel Operator	1,605	1.0%
Grain Mill Products	136	0.1%
Total	$164,870	100.0%

Results of Operations

For the year ended December 31, 2017:

	In Thousands	Per Share(1)
Total Investment Income(2)	$29,728	$2.55
Interest income	28,924	2.48
Dividend income	298	0.03
Other income	506	0.04

Net Operating Expenses	12,153	1.03
Management fees	2,298	0.20
Incentive fees	4,394	0.38
Total Investment management fees	6,692	0.57
Administration fees	1,362	0.12
Directors’ fees	136	0.01
Interest expense	2,039	0.17
Professional services	1,013	0.09
Custody fees	62	0.01
Other	655	0.06
Income Taxes	124	0.01
Fees waivers and expense reimbursement	(70)	(0.01)

Net Investment Income	$17,575	$1.52
(1)

The per share figures noted above are based on a weighted average of 11.6 million shares for the year ended December 31, 2017, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $11,709 for the year ended December 31, 2017.

For the period ended December 31, 2016:

	In Thousands	Per Share(1)
Total Investment Income	$5,831	$0.45
Interest Income(2)	5,313	0.41
Other Income	518	0.04

Net Operating Expenses	5,826	0.45
Management Fee	392	0.03
Incentive Fee	863	0.07
Total Advisory Fees	1,255	0.10
Total Costs Incurred Under Administration Agreement	224	0.02
Directors’ Fees	38	0.00
Interest Expenses	420	0.03
Professional Services Expense	186	0.01
Professional Services Expense related to the Merger and Formation transactions	3,471	0.27
Bank Fees	10	0.00
Other	214	0.02
Income tax expense, including excise tax	88	0.01
Fees Waivers and Expense Reimbursement	80	0.01

Net Investment Income	$5	$0.00

(1)

The per share figures noted above are based on a weighted average of 12.9 million shares for the period ended December 31, 2016, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $510 for the period from inception through December 31, 2016.

Total Investment Income

For the year ended December 31, 2017:

	In Thousands	Per Share(1)
Total Investment Income	$29,728	$2.55
Interest income	28,924	2.48
Dividend income	298	0.03
Other income	506	0.04

(1)	The per share figures are based on a weighted average of 11,655,370 shares for the year ended December 31, 2017.

Total Investment Income for the year ended December 31, 2017 was $29,728, which included $28,924 of interest income.  Interest income included non-cash income of $17,336, which includes net accretion of OID and market discount and PIK income.  Of the PIK Income, $8,702 was associated with our investments in Avanti.  At December 31, 2017, we had accrued $1,091 of interest income that was subject to future PIK toggle elections.

We also generated $506 of fee income.  Fee income was largely comprised of amendment fees on our loans to RiceBran Technologies Inc and Pristine Environments, LLC and our Avanti bonds.

For the period ended December 31, 2016

	In Thousands	Per Share(1)
Total Investment Income	$5,831	$0.45
Interest Income	5,313	0.41
Other Income	518	0.04

(1)	The per share figures are based on a weighted average of 12,852,758 shares for the period ended December 31, 2016.

Total Investment Income for the period from inception through December 31, 2016 was $5,831, which included $5,313 of interest income.  Interest income included non-cash income of $2,437, which includes net accretion of OID and market discount.  Of the accretion of OID and market discount, $1,374 was associated with our investment in Optima Specialty Steel, which matured in December 2016.

We also generated $518 of fee income.  Fee income was largely comprised of amendment fees on our loans to RiceBran Technologies Inc and Pristine Environments, LLC.

Total Investment Income increased for the year ended December 31, 2017 as compared to the period ended December 31, 2016 primarily due to increased interest income, related to the investment portfolio being held for a longer time period during the year ended December 31, 2017.  Dividend income increased due to payments related to our short term investments in money market mutual funds, as our short term investments were held for a longer time period during the year ended December 31, 2017.

Expenses

For the year ended December 31, 2017:

	In Thousands	Per Share(1)
Net Operating Expenses	$12,153	$1.03
Management fees	2,298	0.20
Incentive fees	4,394	0.38
Total investment management fees	6,692	0.57
Administration fees	1,362	0.12
Directors’ fees	136	0.01
Interest expense	2,039	0.17
Professional services	1,013	0.09
Custody fees	62	0.01
Other	655	0.06
Income Taxes	124	0.01
Fees waivers and expense reimbursement	(70)	(0.01)

(1)	The per share figures are based on a weighted average of 11,655,370 shares for the year ended December 31, 2017.

Total expenses for the year ended December 31, 2017 were $12,153.

Total advisory fees were $6,692, with $2,298 of management fees and $4,394 of incentive fees accrued during the year.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $1,362, which includes direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.

Interest expense for the year was $2,039.

For the period ended December 31, 2016:

	In Thousands	Per Share(1)
Net Operating Expenses	$5,826	$0.45
Management Fee	392	0.03
Incentive Fee	863	0.07
Total Advisory Fees	1,255	0.10
Total Costs Incurred Under Administration Agreement	224	0.02
Director’s Fees	38	0.00
Interest Expenses	420	0.03
Professional Services Expense	186	0.01
Professional Services Expense related to the Merger and Formation transactions	3,471	0.27
Bank Fees	10	0.00
Other	214	0.02
Income tax expense, including excise tax	88	0.01
Fees Waivers and Expense Reimbursement	(80)	(0.01)

(1)	The per share figures are based on a weighted average of 12,852,758 shares for the period ended December 31, 2016.

Total expenses for the period from inception through December 31, 2016 were $5,826, which included $3,471 of costs associated with the Formation Transactions and Merger, which are non-recurring.

Total advisory fees were $1,255, with $392 of management fees and $863 of incentive fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with our investment management agreement.

Total administration fees were $224, which includes direct costs deemed reimbursable under our administration agreement and fees paid for sub-administration services.  We accrued $80 as of December 31, 2016 under the reimbursement provision of the administration agreement, based on expenses accrued through December 31, 2016. The cap on costs was determined to be zero and $70 of this was reversed for the year ended December 31, 2017 with $10 due from our sub-administrator remaining waived.

Interest expense for the period was $420.

Net Operating Expenses increased for the year ended December 31, 2017 as compared to the period ended December 31, 2016 primarily due to increased advisory fees, administration fees and interest expense, related to the Company being in operations for a longer time period during the year ended December 31, 2017.  This was partially offset, by a reduction in professional fees related to the Merger and Formation Transactions, as these were one-time expenses.

Net Investment Income

Net investment income for the year ended December 31, 2017 was $17,575.

Net investment income for the period from inception through December 31, 2016 was $5, which included $3,471 of costs associated with the Formation Transactions and Merger, which are non-recurring.

Realized Gain (Loss) on Investments

During the year ended December 31, 2017, we recorded net realized gains of $3,633, primarily in connection with the partial sale and repayments of our loan to Sonifi, which resulted in a $1,997 gain.  We also realized gains of $1,134 on the sale of our Everi Payments bonds, $1,007 on our disposition of our investment in JN Medical, and a loss of $745 on the write off of our loan to Ads Direct Media.

During the period from inception through December 31, 2016, we recorded net realized gains of $274, primarily in connection with our disposition of our debt investments in US Shale Solutions, LLC.  We also realized a loss of $4,698 associated with the purchase accounting for the Merger.  We have accounted for the Merger as a business combination under ASC Topic 805 and Regulation S-X’s purchase accounting guidance. GECC was designated as the acquirer for financial reporting purposes. The difference between the fair value of net assets of Full Circle and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than that of the merger consideration paid.

Change in Unrealized Gain (Loss) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(23,962) for the year ended December 31, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, for the year ended December 31, 2017 by portfolio company.

		December 31, 2017			December 31, 2016
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(19,907)	$75,461	$42,277	$(33,184)	$55,298	$42,021	$(13,277)
OPS Acquisitions Limited and Ocean Protection Services Limited	(2,501)	4,240	1,770	(2,470)	4,255	4,286	31
Commercial Barge Line Company	(2,272)	7,551	5,279	(2,272)	-	-	-
Other(1)	718	115,033	115,544	511	108,579	108,370	(209)
Totals	$(23,962)	$202,285	$164,870	$(37,415)	$168,132	$154,677	$(13,455)

(1)	Other represents all remaining investments.

Net change in unrealized appreciation (depreciation) on investments was $(13,455) for the period ended December 31, 2016. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, for the period from November 4, 2016 through December 31, 2016 by portfolio company.

		December 31, 2016			November 4, 2016
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc	$(12,225)	$55,298	$42,021	$(13,277)	$54,629	$53,577	$(1,052)
Optima Specialty Steel	(1,684)	15,100	13,854	(1,246)	13,726	14,164	438
Sonifi Solutions, Inc.	782	5,933	6,715	782	—	—	—
Everi Payments Inc	444	11,598	12,166	568	11,581	11,705	124
Trilogy International Partners LLC	250	10,005	10,250	245	10,005	10,000	(5)
Other(1)	(527)	70,198	69,671	(527)	75,211	75,211	—
Totals	$(12,960)	$168,132	$154,677	$(13,455)	$165,152	$164,657	$(495)
(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At December 31, 2017, we had approximately $18,969 of cash and cash equivalents, exclusive of our holdings of United States Treasury Bills, none of which was restricted in nature.

At December 31, 2017, we had investments in debt securities of 19 companies, totaling approximately $164,521 at fair value and equity investments in four companies, totaling approximately $349 at fair value. The debt investment amount includes a portion of $17,336 in OID and market discount and accrued PIK income earned for the year ended December 31, 2017 on investments still held at December 31, 2017.  Approximately $15,479 of non-cash income, cumulatively, is included in carrying value of our investments.

For the year ended December 31, 2017, cash provided by operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $24,281, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $24,893. Such amounts included draws and repayments on revolving credit facilities.  Our Board set our distribution rate at $0.083 per share per month for the second quarter of 2018 and we intend to re-evaluate our dividend rate from time to time.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	32,631	-	-	32,631	-
Total	$32,631	$-	$-	$32,631	$-
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

The GECCL Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCL Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GECCL Notes on January 31, April 30, July 31 and October 31 of each year. The GECCL Notes will mature on September 18, 2022 and can be called on, or after, September 18, 2019. Holders of the GECCL Notes do not have the option to have the GECCL Notes repaid prior to the stated maturity date. The GECCL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

Recent Developments

In January 2018, we sold our position in Almonde, Inc. at a price of approximately 101% of par value.

In January 2018, we sold a $2.0 million portion of our position in NANA Development Corp. at a price of approximately 101% of par value.

In January 2018, we purchased $5.0 million of par value of Sungard Availability Services, Inc. first lien term loan at a price of approximately 93% of par value.  Such debt security bears interest at a rate of 3-Month LIBOR plus 7.00% and matures September 30, 2021.

In February 2018, we purchased $10.0 million of par value of Full House Resorts, Inc. senior secured first lien notes at an issuance price of approximately 98% of par value. Such debt security bears interest at a rate of 3-Month LIBOR plus 7.00% and matures February 2, 2024.

In February 2018, PE Facility Solutions, LLC prepaid approximately $1.0 million of its term loan B at par plus accrued interest.

In February 2018, we purchased an additional $4.4 million of par value of Michael Baker International, LLC second lien bonds at a price of approximately 98% of par value.

In February and March 2018, we purchased an additional $2.6 million of par value of SESAC Holdco II, LLC second lien loan at a price of approximately par.

In March 2018, the court in Caldwell County, Texas ruled in our favor in FCCC v. Pumphrey and awarded us damages of $3,850. This amount is in addition to amounts previously collected on our investment in Luling Lodging LLC.  While these damages have been awarded to us, there are no guarantees as to their timing or collectability.

On January 19, 2018, we sold $44,898 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes").

On February 13, 2018, we sold an additional $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these Notes, the aggregate principal balance of Notes outstanding is $46,398.

Our Board declared the monthly distributions for the second quarter of 2018 at an annual rate of approximately 8.02% of our December 31, 2017 NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
April	$0.083	April 30, 2018	May 15, 2018
May	$0.083	May 31, 2018	June 15, 2018
June	$0.083	June 29, 2018	July 16, 2018

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 7 debt investments in our portfolio bore interest at a fixed rate, and the remaining 17 debt investments were at variable rates, representing approximately $85,391 and $79,159 in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR rate, and no other change in our portfolio as of December 31, 2017. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$2,318
2.00%	$1,557
1.00%	$795
-1.00%	$(560)
-2.00%	$(781)
-3.00%	$(781)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2017, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data.

The financial statements listed in the index to financial statements immediately following the signature page to this report are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the year covered by this annual report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's transactions are being made only in accordance with authorizations of management and;

▪

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
Peter A. Reed	38	Chairman of the Board, President and Chief Executive Officer	2016	2019
John E. Stuart	51	Director	2016	2018
Independent Directors
Michael C. Speller	49	Director	2017	2020
Randall Revell Horsey	55	Director	2017	2018
Mark Kuperschmid	55	Director	2016	2020

The address for each of our directors is c/o Great Elm Capital Corp., 800 South Street, Suite 230, Waltham, MA  02453.

Peter A. Reed has been our President and Chief Executive Officer since inception and is the current Chairman of our Board. Mr. Reed is Chief Investment Officer of GECM, Chief Executive Officer of GEC and has served as one of GEC's directors since May 2015. Mr. Reed currently serves as a director of Avanti, a UK-based satellite services provider. Previously, Mr. Reed was a Partner and Portfolio Manager of MAST Capital from 2004 to September 2017.  Prior to joining MAST Capital in 2004, Mr. Reed was an investment banking analyst at Brown, Gibbons, Lang & Company where he worked on mergers and acquisitions, in-court and out-of-court financial restructurings, and debt and equity private placements for middle-market companies. Mr. Reed is an "interested person" of GECC as defined in the Investment Company Act due to his position as chief investment officer of GECM, our investment adviser.

John E. Stuart was Full Circle's chairman through November 2016. Mr. Stuart served as Full Circle's chief executive officer from Full Circle's formation until November 2013, and Full Circle's co-chief executive officer from November 2013 through February 8, 2015. Since February 2017, Mr. Stuart has been a Managing Director of A.L. Stuart Financial Services LLC, the parent company of A.L. Stuart Investments, LLC, a registered investment advisor. In addition, Mr. Stuart is a managing member of Full Circle Private Investments, LLC. Mr. Stuart co-founded Full Circle Funding, LP in 2005 and is a managing partner. Prior to founding Full Circle Funding, LP, from 2002 to 2004, Mr. Stuart was managing member of Excess Capital LLC which provided financial advisory services and structured and funded equity and debt investments. Prior thereto he was co-founder and president of Titan Outdoor Holdings, a New York-based outdoor advertising company, between 1999 and 2002, and was a director until its sale in 2005. Prior thereto, Mr. Stuart was a managing director in the Corporate Finance Department of Prudential Securities Incorporated between 1996 and 1999. Mr. Stuart began his career at Oppenheimer & Co. Inc. where he was a member of the Mergers and Acquisitions Group and Corporate Finance Department from 1988 to 1996. Mr. Stuart is an "interested person" of GECC as defined in the Investment Company Act due to his prior positions with Full Circle.

Michael C. Speller is a Managing Director and Head of Debt Advisory, North America for Rothschild & Co. Before joining Rothschild in 2017, Mr. Speller was a Managing Director in the Leveraged Finance Origination and Restructuring Group at Credit Suisse from 2005 to February 2017.  From 1995 to 2005, Mr. Speller was a member of the Media & Telecom investment banking groups at Credit Suisse First Boston and Donaldson, Lufkin & Jenrette.  Prior to that, Mr. Speller held positions in banking at the GulfStar Group and NationsBank Corp.

Randall Revell Horsey has been Senior Vice President and Managing Director, North America of MEGA International since 2017. Mr. Horsey has been a member of the board of directors of Acquicore, Inc., a private real-time energy and management software company since October 2014 and was its interim CFO until 2017. Mr. Horsey was the founding president of HelloWallet, a cloud software company acquired by Morningstar in 2014. Mr. Horsey was a Managing Director at Bank of America Securities, and Head of Technology Corporate and Investment Banking. Prior to that, Mr. Horsey was Head of Equity Capital Markets for Banc of America Securities. Mr. Horsey was a Principal at Montgomery Securities and began his career at Credit Suisse First Boston Corporation.

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

Executive Officers

Name	Age	Position
Peter A. Reed	38	Chairman of the Board, Chief Executive Officer and President
Michael J. Sell	40	Chief Financial Officer and Treasurer
Adam M. Kleinman	42	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Great Elm Capital Corp., 800 South Street, Suite 230, Waltham, MA 02453.

Michael J. Sell has been our Chief Financial Officer and Treasurer since inception. Prior to joining GECC, Mr. Sell was Full Circle’s Chief Financial Officer, Treasurer and Secretary since September 2013. Mr. Sell initially joined Full Circle Funding, LP, an affiliate of Full Circle Advisors, as a vice president in June 2008. From August 2010 through September 2012, Mr. Sell was employed by Full Circle’s sub-administrator, Conifer Financial Services, LLC, where he focused on BDC accounting and financial reporting. In September 2012, Mr. Sell rejoined Full Circle Service Company and was appointed as Full Circle’s assistant secretary in December 2012. Prior to joining Full Circle Funding, LP, from January 2007 to May 2008, Mr. Sell was employed by Sky Bell Asset Management, LLC (Sky Bell) as its chief investment officer. From April 2006 through December 2006, Mr. Sell was an independent consultant, providing services to Full Circle Funding, LP as well as to other clients, including Agile Group, LLC (Agile) and Sky Bell. From May 2004 through April 2006, Mr. Sell was employed by Agile in various roles, where he was actively involved in operational and portfolio analysis for its hedge fund of funds. Mr. Sell began his career in September 2001 at PricewaterhouseCoopers, LLP as a senior assurance associate focused on the financial services industry, until departing in April 2004.

Adam M. Kleinman has been our Chief Compliance Officer since October 2017.  Mr. Kleinman is GECM’s Chief Operating Officer, Chief Compliance Officer and General Counsel. Mr. Kleinman was a Partner, Chief Operating Officer and General Counsel of MAST Capital from 2009 to September 2017.  Prior to joining MAST Capital, Mr. Kleinman was an associate in the Banking and Leverage Finance group at Bingham McCutchen LLP, where he represented financial institutions, hedge funds and corporate borrowers in a broad range of commercial finance transactions.

Corporate Governance

Code of Ethics

We have adopted a code of ethics which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer. Our code of ethics is posted on our website. We intend to disclose any amendments to or waivers of required provisions of our code of ethics by filing reports on Form 8-K.

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

Mark Kuperschmid is currently serving as the Board’s lead independent director. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of audit, compensation, and nominating and corporate governance committees comprised solely of independent directors and the appointment of a chief compliance officer, with whom the independent directors will meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

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

In addition, our chief compliance officer meets separately in executive session with the independent directors at least once each year.

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

Committees of the Board of Directors

Audit Committee. Our audit committee operates pursuant to a charter, available on our website, which sets forth the responsibilities of the audit committee. Our audit committee's responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. Our audit committee is composed of Messrs. Horsey, Kuperschmid, and Speller; all of whom are considered independent under Nasdaq's rules and are not "interested persons" of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. Mr. Horsey serves as chairman of our audit committee. Our Board has determined that Mr. Horsey is an "audit committee financial expert" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Messrs. Horsey, Kuperschmid, and Speller meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. For the fiscal year ended December 31, 2017, the Board held seven audit committee meetings.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee operates pursuant to a charter, available on our website. The members of our nominating and corporate governance committee are Messrs. Horsey, Kuperschmid, and Speller; all of whom are considered independent under Nasdaq's rules and are not "interested persons" of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee thereof, developing and recommending to our Board a set of corporate governance principles and overseeing the evaluation of our Board and management. The nominating and corporate governance committee will consider nominees recommended by our stockholders. Stockholders wishing to submit a recommendation should direct their correspondence to our Secretary at our principal office: 800 South Street, Suite 230, Waltham, MA 02453. Stockholders wishing to nominate individuals to the Board must comply with the advance notice procedures in our bylaws, which are available free of charge as part of our public SEC filings or by writing to our Secretary and requesting a copy of such bylaws. Mr. Kuperschmid serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee met three times during the fiscal year ended December 31, 2017.

Compensation Committee. Our compensation committee operates pursuant to a charter, available on our website. The charter sets forth the responsibilities of our compensation committee. Our compensation committee is responsible for annually reviewing and recommending for approval to our Board our Investment Management Agreement with our external manager. In addition, although we do not directly compensate our executive officers currently, to the extent that we did so in the future, the compensation committee would also be responsible for reviewing and evaluating their compensation and making recommendations to our Board regarding their compensation. Lastly, the compensation committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to our Board on our executive compensation practices and policies. The compensation committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the compensation committee. Our compensation committee is comprised of Messrs. Horsey, Kuperschmid, and Speller; all of whom are considered independent under Nasdaq's rules and are not "interested persons" of GECC as that term is defined in Section 2(a)(19) of the Investment Company Act. Mr. Speller serves as chairman of the compensation committee. The compensation committee met once during the fiscal year ended December 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to the SEC and to us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to us by such persons, we believe that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Item 11.  Executive Compensation.

Compensation of Directors

The following table sets forth compensation of our directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation (2)	Total
Interested Directors
Peter A. Reed	$-	$-	$-
John E. Stuart	$-	$-	$-
Independent Directors
Mark C. Biderman (3)	$29,007	$-	$29,007
Randall Revell Horsey (4)	$32,164	$-	$32,164
Mark Kuperschmid	$58,172	$-	$58,172
Eugene I. Davis (5)	$7,863	$-	$7,863
Michael C. Speller (6)	$10,329	$-	$10,329

(1)	For a discussion of the independent directors' compensation, see below.
(2)	In fiscal year 2017, we did not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(3)	Mr. Biderman retired from the Board on November 2, 2017.
(4)	Mr. Horsey became a director on May 30, 2017.
(5)	Mr. Davis resigned from the Board on March 24, 2017.
(6)	Mr. Speller became a director on November 2, 2017.

No compensation is paid by us to directors who are "interested persons." Our independent directors each receive an annual fee of $45,000. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting. In addition, the chairman of each of our board’s standing committees receives an annual fee of $10,000 for his or her additional services in these capacities. Each member of these committees receives a $5,000 annual fee for serving on these committees. In addition, we purchased directors' and officers' liability insurance on behalf of our directors and officers. Independent directors also have the option to receive their directors' fees paid in shares of our common stock issued at a price per share equal to the greater of net asset value or the market price at the time of payment.

Compensation of Executive Officers

We do not provide direct compensation to our officers. Mr. Reed is indirectly entitled to a portion of any investment advisory fees paid by us to GECM under the Investment Management Agreement through his financial interests in affiliates of GECM. Mr. Sell, who serves as our chief financial officer and treasurer, and Mr. Kleinman, our chief compliance officer, are paid by GECM, subject to reimbursement by us of our allocable portion of such compensation under the Administration Agreement.

Our Portfolio Managers

GECM manages our portfolio. We consider Mr. Reed, who serves as our chief executive officer, John Ehlinger, a portfolio manager at GECM, and Adam Yates, a portfolio manager at GECM, jointly to be our portfolio managers. Messrs. Reed, Ehlinger and Yates comprise a majority of GECM's investment committee. GECM's investment team does not receive any direct compensation from us in connection with the management of our portfolio. Mr. Reed, along with members of GECM's investment team, through their financial interests in affiliates of GECM, are entitled to a portion of amounts received by GECM under the Investment Management Agreement, less expenses incurred by GECM in performing its services under the Investment Management Agreement. GECM's investment personnel may be compensated through: (1) annual base salary; (2) cash bonuses; (3) equity in GEC and (4) profit sharing by virtue of ownership of debt or equity securities of affiliates of GECM.

John S. Ehlinger, 48 years old, is a Portfolio Manager of GECC and a Member of GECM's Investment Committee. Prior to joining GECM, Mr. Ehlinger was the COO & CFO of a medical device start-up doing business as Wellsense Technologies. Before joining Wellsense, Mr. Ehlinger was a Partner at MAST Capital from 2006 to 2011, focusing on distressed and special situations investments. Prior to joining MAST Capital, Mr. Ehlinger worked as a senior analyst and assistant high yield portfolio manager at DDJ Capital Management, LLC, a distressed and high yield debt-focused hedge fund. Before DDJ, Mr. Ehlinger worked as a senior credit analyst for AIG Global Investment Corporation and as an investment banker at Donaldson, Lufkin & Jenrette in Los Angeles. Mr. Ehlinger started his career in Morgan Stanley's IT and Equity Research departments. Mr. Ehlinger is currently a member of the Board of Trustees and Treasurer of the Charles River School in Dover, MA.  Mr. Ehlinger currently serves on the Board of Managers of PE Facility Solutions, LLC.

Adam W. Yates, 35 years old, is a Portfolio Manager of GECC and a Member of GECM's Investment Committee. Mr. Yates was a Partner and the Head Trader at MAST Capital until 2017. Mr. Yates managed MAST Capital's trading responsibilities and, as a member of the Investment Committee, worked closely with the senior investment team in security selection and portfolio construction. Mr. Yates was also a member of MAST Capital's Risk Committee and Best Execution Committee. Prior to joining MAST Capital in 2007, Mr. Yates was a New Business Coordinator at Appleton Partners, Inc. Mr. Yates currently serves on the Board of Managers of PE Facility Solutions, LLC and the Board of Directors of Great Elm FM Holdings, Inc.

Compensation Committee Interlocks and Insider Participation

Currently, none of our executive officers are compensated by us, and as such, our Compensation Committee is not required to produce a report on executive officer compensation for inclusion herein.

During fiscal year 2017, Mr. Reed served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of an entity that had one or more executive officers serve on the compensation committee or on our Board. No current or past executive officers or employees of ours or our affiliates serve on our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report, GEC is deemed to control (as such term is defined in the Investment Company Act) us.

The following table lists, as of December 31, 2017, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own five percent or more of the outstanding shares of our common stock, and our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own five percent or more of our shares of common stock is based upon Schedule 13G and Schedule 13D filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as request for proxy voting information to: Great Elm Capital Management, Inc., 800 South Street, Suite 230, Waltham, MA 02453.

Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class(2)
Interested Directors
Peter A. Reed	4,007	*
John E. Stuart	16,545	*
Independent Directors
Michael C. Speller	5,000	*
Randall Revell Horsey	—
Mark Kuperschmid	1,000	*
Executive Officers
Michael J. Sell	1,700	*
Adam Kleinman	—	*

Directors and executive officers as a group	28,252	*
5% Beneficial Owners
Great Elm Capital Group, Inc.	1,966,667	18.46%
Entities affiliated with MAST Capital Management, LLC(3)	5,081,992	47.71%

*	Represents less than one percent
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 10.7 million shares of our common stock issued and outstanding on December 31, 2017.
(3)	Represents shares held by the following shares for which MAST Capital has sole power to dispose:
▪

Mast Credit Opportunities I Master Fund Limited, for which MAST Capital is the investment manager, held 2,319,679 shares of our common stock. David J. Steinberg reports the shares held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he reports that he controlled the disposition and voting of the securities. MAST Capital reports that it has the right to an asset-based fee relating the above fund.

▪

Mast Select Opportunities Master Fund LP, for which MAST Capital is the investment manager, held 2,591,906 shares of our common stock. David J. Steinberg reports the shares held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he reports that he controlled the disposition and voting of the securities. MAST Capital reports that it has the right to an asset-based fee relating the above fund.

▪

Mast Admiral Master Fund LP, for which MAST Capital is the investment manager, held 156,292 shares of our common stock. David J. Steinberg reports the shares held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he reports that he controlled the disposition and voting of the securities. MAST Capital reports that it has the right to an asset-based fee relating the above fund.

▪

Mast Select Opportunities LP, for which MAST Capital is the investment manager, held 14,115 shares of our common stock. David J. Steinberg reports the shares held indirectly by MAST Capital because, as the principal of MAST Capital at the time of purchase, he reports that he controlled the disposition and voting of the securities. MAST Capital reports that it has the right to an asset-based fee relating the above fund.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of December 31, 2017. We are not part of a "family of investment companies," as that term is defined in the Investment Company Act.

Name	Dollar Range of Equity Securities Beneficially Owned(1) (2)
Interested Directors
Peter A. Reed	$10,001 - $50,000
John E. Stuart	Over $100,000
Independent Directors
Michael C. Speller	$10,001 - $50,000
Randall Revell Horsey	None
Mark Kuperschmid	$1 - $10,000

(1)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.
(2)

The dollar range of equity securities beneficially owned is based on the closing price for our common stock of $9.84 on December 31, 2017 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are a party to the Investment Management Agreement and the Administration Agreement with GECM, which is wholly‑owned by GEC. GECM hired all of the employees of MAST Capital.

Funds managed by MAST Capital own approximately 7% of GEC.

Mr. Reed serves as a member of the board of directors of GEC, in addition to being our chief executive officer and chief investment officer of GECM.

Funds managed by MAST Capital own approximately 14% of the outstanding shares of Avanti. In addition, certain of our executive officers and directors and the members of GECM’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or related lines of business as GECC or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with GECM and any advisers that may in the future become affiliated with GEC.

GECM entered into a consulting contract with FS Services LLC, that retained Gregg Felton, Full Circle’s former chief executive officer, and John Stuart, Full Circle’s former chairman and a member of our Board.

We and GEC entered into the license agreement described in this report.

Our Board, or a delegated committee thereof, is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).

See also “Directors and Executive Officers – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte and Touche LLP for fiscal year ended December 31, 2017 and period ended December 31, 2016.

	Year Ended December 31, 2017	Period Ended December 31, 2016
Audit fees	$327,500	$302,500
Audit related fees	73,000	—
Tax fees	20,000	—
All other fees	—	—
Total fees	$420,500	$302,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

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

Item 16.  Form 10-K Summary.

Not applicable.

Exhibit Index

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No. 814-01211 with the Securities and Exchange Commission.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation and the Registrant (incorporated by reference to the Rule 425 filing on June 27, 2016)

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

4.2

Indenture, dated as of September 18, 2017, by and between the Registrant and American Stock Transfer & Trust Company, LLC (the “Trustee”), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on September 21, 2017)

4.3	First Supplemental Indenture, dated as of September 18, 2017, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed on September 21, 2017)

4.4	Global Note, dated September 18, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 19, 2017, as amended September 21, 2017)

4.5	Global Note, dated September 29, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 29, 2017)

4.6

Second Supplemental Indenture dated as of January 19, 2018, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement filed on January 19, 2018)

4.7	Global Note, dated January 19, 2018 (incorporated by reference to Exhibit (d)() to the post-effective amendment to the Registration Statement filed on January 19, 2018)

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

10.3

Custodian Agreement, dated as of October 27, 2016 by and between the Registrant and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.3 to the Form 10-K filed on March 30, 2017).

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2018.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2018.

Name	Capacity

/s/ Peter A. Reed	Principal Executive Officer and Director
Peter A. Reed

/s/ Michael J. Sell	Principal Financial Officer and Principal Accounting Officer
Michael J. Sell

/s/ Randall Revell Horsey	Director
Randall Revell Horsey

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Michael C. Speller	Director
Michael C. Speller

/s/ John E. Stuart	Director
John E. Stuart

GREAT ELM CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2017 and December 31, 2016	F-3
Consolidated Statements of Operations for the year ended December 31, 2017 and the period from inception (April 22, 2016) through December 31, 2016	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2017 and the period from inception (April 22, 2016) through December 31, 2016	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2017 and the period from inception (April 22, 2016) through December 31, 2016	F-6
Consolidated Schedules of Investments as of December 31, 2017 and December 31, 2016	F-7
Notes to Consolidated Financial Statements	F-17

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Waltham, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the schedules of investments, as of December 31, 2017, and the related consolidated statement of operations, changes in net assets, cash flows, and financial highlights (presented in Note 11) for the period from inception (April 22, 2016) to December 31, 2016 and for the year ended December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in nets assets, cash flows, and financial highlights (presented in Note 11) for the period from inception (April 22, 2016) to December 31, 2016 and the year ended December 31, 2017, in conformity with principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 12, 2018

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Non-affiliated, non-controlled investments, at fair value (amortized cost of $179,558 and $163,809, respectively)	$144,996	$150,323
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $65,892 and $0, respectively)	65,890	—
Affiliated investments, at fair value (amortized cost of $4,240 and $4,255, respectively)	1,770	4,286
Controlled investments, at fair value (amortized cost of $18,487 and $68, respectively)	18,104	68
Total investments	230,760	154,677

Cash and cash equivalents	2,916	66,782
Receivable for investments sold	12	9,406
Interest receivable	5,027	4,338
Principal receivable	—	786
Due from portfolio company	204	312
Deposit at broker	—	56
Due from affiliates	692	80
Prepaid expenses and other assets	302	107
Total assets	$239,913	$236,544

Liabilities
Notes payable 8.25% due June 30, 2020 (including unamortized premium of $0 and $888 at December 31, 2017 and December 31, 2016, respectively)	$—	$34,534
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,435 and $0 at December 31, 2017 and December 31, 2016, respectively)	31,196	-
Payable for investments purchased	66,165	21,817
Interest payable	354	—
Distributions payable	3,015	2,123
Due to affiliates	6,193	3,423
Accrued expenses and other liabilities	703	1,663
Total liabilities	$107,626	$63,560

Commitments and contingencies (Note 6)	$—	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,652,401 and 12,790,880 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	$107	$128
Additional paid-in capital	198,426	219,317
Accumulated net realized losses	(33,328)	(34,341)
Undistributed net investment income	4,499	1,335
Net unrealized depreciation on investments	(37,417)	(13,455)
Total net assets	$132,287	$172,984
Total liabilities and net assets	$239,913	$236,544
Net asset value per share	$12.42	$13.52

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,	For the Period Ended December 31,
	2017	2016
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$15,830	$5,211
Non-affiliated, non-controlled investments (PIK)	10,719	-
Affiliated investments	73	102
Controlled investments	1,312	-
Controlled investments (PIK)	990	-
Total interest income	28,924	5,313
Dividend income from non-affiliated, non-controlled investments	298	-
Other income from:
Non-affiliated, non-controlled investments	470	518
Controlled investments	36	-
Total other income	506	518
Total investment income	29,728	5,831

Expenses:
Management fees	2,298	392
Incentive fees	4,394	863
Administration fees	1,362	224
Custody fees	62	10
Directors’ fees	136	38
Professional services	1,013	186
Professional services related to the Merger and Formation transactions	-	3,471
Interest expense	2,039	420
Other expenses	655	214
Total expenses	11,959	5,818
Accrued administration fee waiver	(70)	80
Net expenses	12,029	5,738
Net investment income before taxes	17,699	93
Excise tax	124	88
Net investment income	17,575	5

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	3,641	274
Affiliated investments	—	—
Controlled investments	(8)	—
Purchase accounting	—	(4,698)
Total net realized gain (loss)	3,633	(4,424)
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(21,078)	(13,487)
Affiliated investments	(2,501)	32
Controlled investments	(383)	—
Total net change in unrealized appreciation (depreciation)	(23,962)	(13,455)
Net realized and unrealized gains (losses)	(20,329)	(17,879)
Net increase (decrease) in net assets resulting from operations	$(2,754)	$(17,874)

Net investment income per share (basic and diluted):	$1.52	$—	(1)
Earnings per share (basic and diluted):	$(0.24)	$(1.39)
Weighted average shares outstanding:	11,655,370	12,852,758

(1)	Rounds to less than 0.005

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,	For the Period Ended December 31,
	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,575	$5
Net realized gain (loss) on investments	3,633	274
Purchase accounting loss	—	(4,698)
Net change in unrealized appreciation (depreciation) on investments	(23,962)	(13,455)
Net decrease in net assets resulting from operations	(2,754)	(17,874)

Distributions to stockholders from:
Net investment income	(13,682)	(2,123)
Total distributions to stockholders	(13,682)	(2,123)

Capital transactions:
Cash contribution	—	30,000
Acquired assets in the formation transaction	—	90,494
Acquired assets in the merger	—	73,541
Purchases of common stock	(24,261)	(1,054)
Net increase (decrease) in net assets resulting from capital transactions	(24,261)	192,981
Total increase (decrease) in net assets	(40,697)	172,984
Net assets at beginning of period	$172,984	$—
Net assets at end of period	$132,287	$172,984
Undistributed net investment income	$4,499	$1,335

Capital share activity
Shares outstanding at the beginning of the period	12,790,880	—
Shares issued – cash contributions	—	1,966,667
Shares issued – formation transaction	—	5,935,800
Shares issued – merger	—	4,986,585
Shares purchased	(2,138,479)	(98,172)
Shares outstanding at the end of the period	10,652,401	12,790,880

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,	For the Period Ended December 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(2,754)	$(17,874)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(188,168)	(42,516)
Increase (decrease) in payable for investments purchased	44,348	21,817
Net change in short-term investments	(65,892)	—
Payment-in-kind income	(11,709)	510
Proceeds from sales of investments	54,332	10,640
(Increase) decrease in receivable for investments sold	9,394	(9,406)
Proceeds from principal payments	120,652	31,098
Net realized (gain) loss on investments	(3,633)	(274)
Purchase Accounting Loss	—	4,698
Net change in unrealized (appreciation) depreciation on investments	23,962	13,455
Amortization of premium and accretion of discount, net	(5,627)	(2,438)
Amortization of discount (premium) on long term debt	(804)	(40)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	786	434
(Increase) decrease in interest receivable	(689)	(1,342)
(Increase) decrease in deposit at broker	56	(56)
(Increase) decrease in due from portfolio company	108	(224)
(Increase) decrease in due from affiliates	(612)	(80)
(Increase) decrease in prepaid expenses and other assets	(195)	174
Increase (decrease) in interest payable	354	77
Increase (decrease) in due to affiliates	2,770	890
Increase (decrease) in accrued expenses and other liabilities	(960)	(816)
Net cash provided by (used for) operating activities	(24,281)	8,727
Cash flows from financing activities
Cash contributions	—	59,109
Purchases of common stock	(24,261)	(1,054)
Repayment of 2020 Notes payable	(33,645)	—
Issuance of GECCL Notes payable	31,111	—
Distributions paid	(12,790)	—
Net cash provided by (used for) financing activities	(39,585)	58,055
Net increase (decrease) in cash	(63,866)	66,782
Cash, beginning of period	66,782	—
Cash, end of period	$2,916	$66,782

Supplemental disclosure of non-cash financing activities :
Assets purchased for shares	$—	$169,738
Long term debt assumed in the merger	$—	$34,574
Short term debt assumed in the merger	$—	$2,558
Short term debt assumed in the formation	$—	$2,377
Dividends declared, not yet paid	$3,015	$2,123
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$88	$0
Cash paid for interest	$2,489	$460

The accompanying notes are an integral part of these financial statements.

GREAT ELM CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 174.43% of Net Assets (1)
Controlled Investments - 13.68% of Net Assets (3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5,15)	Building Cleaning and Maintenance Services	11.38% (L + 10.00%) (6)	02/27/2022	—	$—	$—	—
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded (5,15)		11.38% (L + 10.00%) (6)	02/27/2022	3,000	—	—	—
	1st Lien, Senior Secured Loan A (5,15)		12.38% (L + 11.00%) (6)	02/27/2022	9,900	9,900	9,900	7.48%
	1st Lien, Senior Secured Loan B (5,15)		15.38% (L + 14.00%) (6,7)	02/27/2022	9,105	8,587	8,204	6.20%
	Common Equity (5,8,15)				1	—	—	—%
						18,487	18,104	13.68%
Total Controlled Investments						18,487	18,104	13.68%

Affiliate Investments - 1.34% of Net Assets (4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan (5,10,16)	Maritime Security Services	16.38% (L + 12.00%, 12.50% Floor) (6,7,9)	06/01/2018	4,903	4,240	1,770	1.34%
London, UK	Common Equity (5,8,10,16)				19	—	—	—%
						4,240	1,770	1.34%
Total Affiliate Investments						4,240	1,770	1.34%

Non-Control, Non-Affiliate Investments - 109.60% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan (5,10,17)	Software Services	8.94% (L + 7.25%, 8.25% floor) (13)	06/13/2025	5,000	5,037	5,005	3.78%
Philadelphia, PA

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond (10,11)	Wireless Telecommunications Services	12.50%	10/01/2021	34,917	30,427	28,807	21.78%
London, UK	3rd Lien, Senior Secured Bond (10,11)		14.50% (20.00% if PIK election is made) (7)	10/01/2023	54,113	45,011	13,257	10.02%
	Common Equity (8,10)				1,829,496	23	213	0.16%
						75,461	42,277	31.96%

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Commercial Barge Line Company	1st Lien, Senior Secured Loan (5,18)	Water Transport	10.32% (L + 8.75%, 9.75% Floor) (6)	11/12/2020	9,254	7,551	5,279	3.99%
Jeffersonville, IN

Davidzon Radio, Inc.	1st Lien, Senior Secured Loan (5,16)	Radio Broadcasting	14.38% (L + 10.00%, 11.00% Floor) (6,14)	03/31/2020	9,685	9,144	8,876	6.71%
Brooklyn, NY

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver (5,19)	Chemicals	6.28% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	3,646	3,465	3,500	2.64%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded (5,19)		6.28% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	729	(29)	(29)	(0.02)%
	1st Lien, Senior Secured Loan (5,19)		6.28% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	6,563	6,248	6,300	4.76%
						9,684	9,771	7.38%

International Wire Group Inc	2nd Lien, Senior Secured Bond (11)	Manufacturing	10.75%	08/01/2021	13,000	12,071	11,960	9.04%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan (5,16)	Hotel Operator	18.38% (L + 12.00%,12.25% Floor) (6,9,12)	12/18/2017	2,715	1,300	1,605	1.21%
Luling, TX

Michael Baker International, LLC	2nd Lien, Senior Secured Bond (11)	Industrial Conglomerates	8.75%	03/01/2023	5,000	4,876	4,838	3.66%
Pittsburgh, PA

NANA Development Corp.	1st Lien, Senior Secured Bond (11)	Industrial Other	9.50%	03/15/2019	7,000	6,902	7,070	5.34%
Anchorage, AK

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan (5,10,16)	Consumer Finance	7.50% (L + 5.50%, 7.50% Floor) (6)	01/27/2020	1,462	1,020	878	0.67%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Loan (5,16)	Wireless Communications	6.94% (L + 5.25%) (13)	06/29/2020	9,754	8,908	9,749	7.37%
Guaynabo, PR	1st Lien, Senior Secured Delayed Draw Loan (5,20)		8.75% (Prime Rate + 4.25%) (13)	06/29/2020	274	274	274	0.21%
	1st Lien, Senior Secured Unfunded Delayed Draw Loan (5,20)		8.75% (Prime Rate + 4.25%) (13)	06/29/2020	1,098	—	—
						9,182	10,023	7.58%

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
RiceBran Technologies Corporation	Warrants (5,8,16)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	136	0.10%
Scottsdale, AZ

SESAC Holdco II LLC	2nd Lien, Senior Secured Loan (5,21)	Business Services	8.94% (L+7.25%) (13)	02/24/2025	4,150	4,103	4,156	3.14%
Nashville, TN

Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan (5,22)	Technology Services	11.69% (L+10.00%) (13)	10/01/2022	6,000	5,700	5,952	4.50%
Wayne, PA

Tallage Lincoln, LLC.	1st Lien, Senior Secured Loan (5,16)	Real Estate Services	11.69% (L + 10.00%, 11.00% Floor) (13)	12/31/2019	5,723	5,725	5,718	4.32%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded (5,16)		11.69% (L + 10.00%, 11.00% Floor) (13)	12/31/2019	2,250	—	—	—
						5,725	5,718	4.32%

The Finance Company	1st Lien, Senior Secured Loan (5,16)	Consumer Finance	17.88% (L + 13.50%, 14.00% Floor) (6,12)	03/31/2018	2,191	2,191	1,993	1.51%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan (5,16)		17.88% (L + 13.50%, 14.00% Floor) (6,12)	03/31/2018	709	—	—	—
						2,191	1,993	1.51%

The Selling Source, LLC	1st Lien, Senior Secured Loan (5,16,23)	Information and Data Services	17.00% (9.00% PIK, 8.00% Cash) (7,9)	12/31/2017	5,689	4,202	4,659	3.52%
Las Vegas, NV

Tru Taj, LLC	1st Lien, Senior Secured Bond (11)	Retail	12.00%	08/15/2021	16,000	15,264	14,800	11.19%
Wayne, NJ

Total Non-Control, Non- Affiliate Investments						179,558	144,996	109.60%

Short-Term Investments - 49.81% of Net Assets

State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund				16,052,817	16,053	16,053	12.13%

United States Treasury	Treasury Bill			3/29/2018	50,000	49,839	49,837	37.67%

Total Short-Term Investments						65,892	65,890	49.80%

TOTAL INVESTMENTS (14) – 174.43% of Net Assets	$268,177	$230,760	174.43%

Other Liabilities in Excess of Assets - (74.43)% of Net Assets		$(98,473)	(74.43)%

NET ASSETS		$132,287	100.00%

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of December 31, 2017. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.

(6)	The interest rate on these loans may be subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2017 was 1.56%.

(7)	Security pays, or has the option to pay, all of its interest in kind.

(8)	Non-income producing security.

(9)	Investment was on non-accrual status as of December 31, 2017.

(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 20.82% were non-qualifying assets as of December 31, 2017.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2017 was 1.69%.

(14)

As of December 31, 2017, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,353; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $25,103; the net unrealized depreciation was $22,750; the aggregate cost of securities for Federal income tax purposes was $253,510.

(15)	Restricted security initially obtained on February 28, 2017.

(16)	Restricted security initially obtained on November 3, 2016.

(17)	Restricted security initially obtained on December 14, 2017.

(18)	Restricted security initially obtained on May 17, 2017.

(19)	Restricted security initially obtained on September 28, 2017.

(20)	Restricted security initially obtained on November 15, 2017.

(21)	Restricted security initially obtained on December 13, 2017.

(22)	Restricted security initially obtained on December 20, 2017.

(23)	Loan defaulted on January 1, 2018.

L = LIBOR

As of December 31, 2017, the Company’s investments consisted of the following:

	December 31, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$202,117	$164,521
Equity/Other	168	349
Total Long Term Investments	$202,285	$164,870

As of December 31, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

	December 31, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$42,277	25.6%
Building Cleaning and Maintenance Services	18,104	11.0%
Retail	14,800	9.0%
Manufacturing	11,960	7.3%
Wireless Communications	10,023	6.1%
Chemicals	9,771	5.9%
Radio Broadcasting	8,876	5.4%
Industrial Other	7,070	4.3%
Technology Services	5,952	3.6%
Real Estate Services	5,718	3.5%
Water Transport	5,279	3.2%
Software Services	5,005	3.0%
Industrial Conglomerates	4,838	2.9%
Information and Data Services	4,659	2.8%
Business Services	4,156	2.5%
Consumer Finance	2,871	1.7%
Maritime Security Services	1,770	1.1%
Hotel Operator	1,605	1.0%
Grain Mill Products	136	0.1%
Total	$164,870	100.0%

As of December 31, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2017
United States	73.3%
United Kingdom	26.7%
Total percentage of net assets	100.0%

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

As of and for the year ended December 31, 2017 and

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

The Company’s December 31, 2016 consolidated financial statements were reclassified in order to be consistent with the format used for the December 31, 2017 consolidated financial statements.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Interest Income received as paid-in-kind (“PIK”) is reported separately in the Statements of Operations.  Income is included as PIK if the instrument solely provides for settlement in kind.  In the event that the borrower can settle in kind or via cash payment, the income is not included as PIK until the borrower elects to pay in kind and the payment is received by the Company.  In the event there is a lesser cash rate in a PIK toggle instrument, income is accrued at the lesser cash rate until the coupon is paid in kind and such larger payment is received by the Company.

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

The Company’s audit committee recommends, and the Board of Directors approves, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of the audit committee of the Board of Directors and the Board of Directors.

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

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code for the partial taxable period beginning on October 1, 2016 and ending December 31, 2016. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end. So long as the Company maintains its status as a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company has accrued $124 of excise tax expense in fiscal 2017 and accrued $80 of excise tax expense in fiscal 2016.

At December 31, 2017, the Company, for federal income tax purposes, had capital loss carryforwards of $46,984 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2017, $46,984 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2017, $16,815 are short-term and $30,169 are long term.

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

For the year ended December 31, 2017 and the period ended December 31, 2016, management fees amounted to $2,298 and $392, respectively. As of December 31, 2017 and December 31, 2016, $612 and $392 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2017 was $20,168.  Accrued Unpaid Income includes PIK income of $11,709 earned during the year ended December 31, 2017 and $1,962 of accrued interest income that is expected to PIK under PIK toggle elections.  Accrued Unpaid Income as of December 31, 2016 was $4,199.  Accrued Unpaid Income as of December 31, 2016 includes $1,128 of accrued interest income that is expected to PIK under PIK toggle elections.

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

For the year ended December 31, 2017 and the period ended December 31, 2016, the Company incurred Incentive Fees based on income of $4,394 and $863, respectively. As of December 31, 2017 and December 31, 2016, $5,257 and $863 remained payable of which $5,257 of the payable at December 31, 2017 and $863 of the payable at December 31, 2016 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. For the year ended December 31, 2017 and the period ended December 31, 2016, the Company accrued Incentive Fees based on capital gains of $0.

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

The Company’s chief executive officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEC. The Company’s chief compliance officer is also an executive officer of GECM, and serves as GECM’s chief compliance officer.

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

GECM agreed that the aggregate amount of expenses accrued for reimbursement pursuant to the Administration Agreement that pertain to direct compensation costs of financial, compliance and accounting personnel that perform services for the Company, inclusive of the fees charged by any sub-administrator to provide such financial, compliance and/or accounting personnel to the Company (the “Compensation Expenses”), during the year ending November 4, 2017, when taken together with Compensation Expenses reimbursed or accrued for reimbursement by the Company pursuant to the Investment Management Agreement during such period, shall not exceed 0.50% of the Company’s average net asset value during such period.  GECM’s expense cap was calculated retrospectively for the year ending November 4, 2017 and the cap on costs was determined to be $0 and $70 of the $80 accrued at December 31, 2016 was reversed for the year ended December 31, 2017 with $10 due from our sub-administrator remaining waived.

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

For the year ended December 31, 2017 and the period ended December 31, 2016, the Company incurred expenses under the Administration Agreement of $1,362 and $224, respectively. As of December 31, 2017 and December 31, 2016, $257 and $138 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2016 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Secured and Unsecured Debt	$—	$80,732	$83,789	$164,521
Equity/Other	213	—	136	349
Short Term Investments	65,890	—	—	65,890
Total investment assets	$66,103	$80,732	$83,925	$230,760

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured and Unsecured Debt	$—	$58,031	$83,979	$142,010
Equity/Other	—	—	501	501
Unsecured Debt	—	12,166	—	12,166
Total investment assets	$—	$70,197	$84,480	$154,677

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2017
Senior Secured and Unsecured Debt	$83,979	$139,859	$2,053	$(2,854)	$(142,824)	$3,576	$83,789
Equity/Other	501	2,137	(321)	17	(2,198)	—	136
Total investment assets	$84,480	$141,996	$1,732	$(2,837)	$(145,022)	$3,576	$83,925

The following is a reconciliation of Level 3 assets for the period from November 4, 2016 (commencement of operations as a BDC) through December 31, 2016:

Level 3	Beginning Balance as of November 3, 2016	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2016
Senior Secured and Unsecured Debt	$88,849	$35,771	$274	$(926)	$(41,738)	$1,749	$83,979
Equity/Other	526	—	—	(25)	—	—	501
Total investment assets	$89,375	$35,771	$274	$(951)	$(41,738)	$1,749	$84,480

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2017 totaled $(3,315) consisting of the following: Senior Secured and Unsecured Debt $(3,332) and Equity/Other $17.  Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2016 totaled $(951) consisting of the following: Senior Secured and Unsecured Debt $(926) and Equity/Other $(25).

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the period from November 4, 2016 through December 31, 2016 or for the year ended December 31, 2017. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2016 and December 31, 2017, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

December 31, 2017

Level 3 Instruments	Level 3 Assets as of December 31, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,789	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	7.69% - 38.75% (11.30%) 4.25 - 13.75 (6.68)
Equity	Common Stock, LLC Units and Warrants on private stock $0	Liquidation Value	N/A
Equity	Warrants on publicly traded stock $136	Volatility:	67.99% - 67.99% (67.99%)

December 31, 2016

Level 3 Instruments	Level 3 Assets as of December 31, 2016	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2016
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,979	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	11.85% - 39.80% (16.33%) 3.50 - 6.35 (5.76)
	Unsecured Debt $0	Liquidation Value	$0 - $0 ($0)
Equity	Common Stock, LLC Units and Warrants on private stock $314	Comparable multiples: ▪ EV/EBITDA[4] Liquidation Value	3.50 - 6.00 (6.00) $68 - $68 ($68)
Equity	Warrants on publicly traded stock $119	Volatility:	71.10% - 71.10% (71.10%)

(1)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(2)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(3)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(4)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization.

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

The GECCL Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCL Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GECCL Notes on January 31, April 30, July 31 and October 31 of each year. The GECCL Notes will mature on September 18, 2022 and can be called on, or after, September 18, 2019. Holders of the GECCL Notes do not have the option to have the GECCL Notes repaid prior to the stated maturity date. The GECCL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offering, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on our Statements of Assets and Liabilities.  These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017, the Company’s outstanding borrowings were $32,631, and the Company’s asset coverage ratio was 5 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2017 and December 31, 2016.

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt - GECCL Notes
December 31, 2017	$32,631	$5.01	$	N/A	$1.017

Unsecured Debt - 2020 Notes
December 31, 2016	$33,646	$6.17	$	N/A	$1.016

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

Not applicable for senior securities that are not registered for public trading. The average market value per unit for the Notes is based on the average daily prices of such notes and is expressed per $1 of indebtedness for each year and since November 4, 2016 for the period ended December 31, 2016.

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. As of December 31, 2017, the Company had not repurchased any of the Notes.  As of December 31, 2017 and December 31, 2016, the Company was in compliance with all covenants under the indentures.

Period Ended December 31, 2016
Borrowing interest expense	$460
Facility fees	—
Amortization of acquisition premium	(40)
Total	$420
Weighted average interest rate	7.86%
Average outstanding balance	$33,646

	As of December 31, 2016
Facility	Commitments	Borrowings Outstanding	Fair Value
Notes	$33,646	$33,646	$34,184
Total	$33,646	$33,646	$34,184

The fair value of the Company’s Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date as they are Level 1 securities.

The summary information of the 2020 Notes for the year ended December 31, 2017, is as follows:

Twelve Months Ended December 31,
2017 (1)
Borrowing interest expense	$2,236
Amortization of acquisition premium	(888)
Total	$1,348
Weighted average interest rate	4.99%
Average outstanding balance	$33,646

(1)	The information presented for the 2020 Notes is for the period from January 1, 2017 through October 20, 2017, which represents the date the 2020 Notes were redeemed in full.

The summary information of the GECCL Notes for the year ended December 31, 2017, is as follows:

Twelve Months Ended December 31,
2017 (2)
Borrowing interest expense	$607
Amortization of acquisition premium	84
Total	$691
Weighted average interest rate	7.36%
Average outstanding balance	$32,631

(1)	The information presented for the GECCL Notes is for the period from September 19, 2017, which represents the date the GECCL Notes were issued, through December 31, 2017.

	December 31, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,218
Total	$32,631	$32,631	$33,218

The fair value of the Company’s Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date as they are Level 1 securities.

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2017, the Company had approximately $7,786 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2017 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2017 the Company purchased 2,138,479 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.20 per share. As of December 31, 2017, the Company had cumulatively purchased 2,236,651 shares under its tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $14,995 of cumulative cash paid, under the program since November 4, 2016. Including the tender offer, the Company utilized $24,995 under its stock buyback and tender program for repurchasing shares.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,722
June 2017	15,215	$10.42	15,215	$10,000,182
July 2017	47,961	$10.73	47,961	$9,485,725
August 2017	37,666	$10.78	37,666	$9,079,585
September 2017	753,097	$11.00	753,097	$792,735
October 2017	65,945	$10.27	65,945	$115,277
November 2017	11,485	$10.04	11,485	$—
Total 2017	2,138,479	$11.20	2,138,479

November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

Total	2,236,651	$11.18	2,236,651	$-

(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in the $10,000 tender offer we announced on March 30, 2017 that expired on May 5, 2017.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2017:

For the Year Ended December 31,
2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(2,754)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	11,655,370
Basic and diluted earnings per share	$(0.24)

The following information sets forth the computation of basic and diluted earnings per share for the period ended December 31, 2016:

Period Ended December 31, 2016
Numerator for basic and diluted earnings per share - decrease in net assets resulting from operations	$(17,874)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,853
Basic and diluted earnings per share	$(1.39)

Weighted average shares outstanding represents the weighted average shares outstanding after giving effect to the Merger and Formation Transactions, and as such is calculated from November 3, 2016 through December 31, 2016 for the period ended December 31, 2016.

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. TAX INFORMATION

The tax character of distributions during the year ended December 31, 2017 and the period ended December 31, 2016, were as follows:

	Year Ended	Period Ended
	December 31, 2017	December 31, 2016
Distributions paid from:
Ordinary Income	$13,682	$2,123
Net Long-Term Capital Gains	0	0
Total Taxable Distributions	$13,682	$2,123

The components of Distributable Earnings (Losses) on a tax basis were as follows:

	December 31, 2017	December 31, 2016
Undistributed Ordinary Income - net	$3,488	$1,781
Capital Loss Carryforwards	$(46,984)	$(41,842)
Total Undistributed Earnings	$(43,496)	$(40,061)
Unrealized Earnings (Losses) - net	$(22,750)	$(6,402)
Total Accumulated Earnings (Losses) - net	$(66,246)	$(46,463)

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2017	December 31, 2016
Tax cost	$253,510	$224,762
Gross unrealized appreciation	$2,353	$1,837
Gross unrealized depreciation	$(25,103)	$(8,239)
Net unrealized depreciation on investments	$(22,750)	$(6,402)

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

	December 31, 2017	December 31, 2016
Paid-in capital in excess of par	$3,349	$26,464
Accumulated undistributed net investment income	$(729)	$3,454
Accumulated net realized gain (loss)	$(2,620)	$(29,918)

At December 31, 2017, the Company, for federal income tax purposes, had capital loss carryforwards of $46,984 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2017, $46,984 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2017, $16,815 are short-term and $30,169 are long term.

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

11. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,	November 3, 2016 (Commencement of Operations) to December 31,
	2017	2016 (5)
Per Share Data:(1)	.	.
Net asset value, beginning of period	$13.52	$14.41
Net investment income	1.52	0.28
Net realized gains	0.31	0.02
Net unrealized losses	(2.13)	(1.05)
Net decrease in net assets resulting from operations	(0.30)	(0.75)
Accretion from share buybacks	0.40	0.03
Distributions declared from net investment income(2)	(1.20)	(0.17)
Net decrease resulting from distributions to common stockholders	(1.20)	(0.17)
Net asset value, end of period	$12.42	$13.52

Shares outstanding, end of year/period	10,652,401	12,790,880
Total return based on net asset value(3)	0.69%	(5.30)%
Total return based on market value(3)	(5.56)%	(2.03)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$132,287	$172,984
Average net assets	$151,986	$179,366
Ratio of expenses (without management fees, incentive fees and interest and credit facility expenses) to average net assets(4,6)	2.25%	4.37%
Ratio of management fees to average net assets(4)	1.51%	1.38%
Ratio of interest and credit facility expenses to average net assets(4)	1.34%	1.48%
Ratio of incentive fees to average net assets(4)	2.89%	3.04%
Ratio of total expenses to average net assets before waiver(4,6)	7.87%	10.27%
Ratio of total expenses to average net assets after waiver(4,6)	8.00%	9.99%
Ratio of net investment income to average net assets(4,6)	11.56%	10.52%
Portfolio turnover	116%	27%

(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
(3)

Total return based on net asset value is calculated as the change in net asset value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan.  Total return does not include any estimate of a sales load or commission paid to acquire shares.  For the period ended December 31, 2016, total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan, and is assumed to be $12.03 on November 4, 2016.  $12.03 represents the closing price of Full Circle’s common stock on its last day of trading prior to the merger, as adjusted by the exchange ratio in the merger agreement.

(4)	Annualized.

(5)

Net asset value at the beginning of the period is the net asset value per share as of the consummation of the Merger, as described further in Note 8. Management corrected this heading to correspond to the timing of the Merger. The heading was corrected to read “November 3, 2016 to December 31, 2016,” whereas it had previously been presented as “November 4, 2016 (commencement of operations) to December 31, 2016.” November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which the Company began operating as the combined entity resulting from the Merger. On November 3, 2016, the Company recognized approximately $3,444 of organization costs in connection with the Merger, which were included in calculating the beginning of the period net asset value, and amounted to ($0.27) per share, based on 12,889,104 shares issued and outstanding on November 3, 2016.

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

12. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represented 1.34% of the Company's net assets. Fair value as of December 31, 2017 along with transactions during the year ended December 31, 2017 in these affiliated investments was as follows:

		For the twelve months ended					For the twelve months ended
		December 31, 2017					December 31, 2017
Non-Controlled, Affiliated Investments	Issue (1)	Fair Value at December 31, 2016	Gross Additions (Cost)(2)	Gross Reductions (Cost) (3)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	Term Loan	$4,286	$25	$(40)	$(2,501)	$1,770	$—	$(2,470)	$73	$—	$—
OPS Acquisitions Limited and Ocean Protection Services Limited	Equity (19% of class)	—	—	—	—	—	—	—	—	—	—
Totals	Term Loan	$4,286	$25	$(40)	$(2,501)	$1,770	$—	$(2,470)	$73	$—	$—

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2017 represented 13.68% of the Company's net assets. Fair value as of December 31, 2017 along with transactions during the year ended December 31, 2017 in these controlled investments was as follows:

		For the twelve months ended					For the twelve months ended
		December 31, 2017					December 31, 2017
Controlled Investments	Issue (1)	Fair Value at December 31, 2016	Gross Additions (Cost)(2)	Gross Reductions (Cost) (3)	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Texas Westchester Financial, LLC	Equity (100% of class)	$68	$—	$(68)	$—	$—	$(8)	$—	$—	$—	$—
PE Facility Solutions, LLC	Revolver	—	51,166	(51,166)	—	—	—	—	58	36	—
	Term Loan A	—	10,000	(100)	—	9,900	—	—	1,035	—	—
	Term Loan B	—	8,587	—	(383)	8,204	—	(383)	1,209	—	—
	Equity (83% of class)	—	—	—	—	—	—	—	—	—	—
Double Deuce Lodging, LLC	Equity (100% of class)	—	2,138	(2,138)	—	—	—	—	—	—	—
Totals		$68	$71,891	$(53,472)	$(383)	$18,104	$(8)	$(383)	$2,302	$36	$—

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the period ended December 31, 2016 and the year ended December 31, 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016(1)	September 30, 2016	June 30, 2016
Investment income	$9,710	$6,466	$6,237	$7,315	$5,831	$—	$—
Net investment income	6,433	3,570	3,478	4,094	5	—	—
Net realized and unrealized losses	(1,367)	(12,302)	(5,945)	(715)	(17,879)	—	—
Net decrease in net assets resulting from operations	5,066	(8,732)	(2,467)	3,379	(17,874)	—	—
Basic and diluted earnings (losses) per common share	0.47	(0.77)	(0.20)	0.27	(1.39)	—	—
Net asset value per common share at end of quarter	$12.42	$12.38	$13.29	$13.59	$13.52	$—	$—

(1)	Partial quarter for the period from November 4, 2016 through December 31, 2016.

14.	SUBSEQUENT EVENTS

Subsequent events after the have been evaluated through March 12, 2018. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In January 2018, we sold our position in Almonde, Inc. at a price of approximately 101% of par value.

In January 2018, we sold a $2.0 million portion of our position in NANA Development Corp. at a price of approximately 101% of par value.

In January 2018, we purchased $5.0 million of par value of Sungard Availability Services, Inc. first lien term loan at a price of approximately 93% of par value.  Such debt security bears interest at a rate of 3-Month LIBOR plus 7.00% and matures September 30, 2021.

In February 2018, we purchased $10.0 million of par value of Full House Resorts, Inc. senior secured first lien notes at an issuance price of approximately 98% of par value. Such debt security bears interest at a rate of 3 Month LIBOR plus 7.00% and matures February 2, 2024.

In February 2018, PE Facility Solutions, LLC prepaid approximately $1.0 million of its term loan B at par plus accrued interest.

In February 2018, we purchased an additional $4.4 million of par value of Michael Baker International, LLC second lien bonds at a price of approximately 98% of par value.

In February and March 2018, we purchased an additional $2.6 million of par value of SESAC Holdco II, LLC second lien loan at a price of approximately par.

In March 2018, the court in Caldwell County, Texas ruled in our favor in FCCC v. Pumphrey and awarded us damages of $3,850. This amount is in addition to amounts previously collected on our investment in Luling Lodging LLC.  While these damages have been awarded to us, there are no guarantees as to their timing or collectability.

On January 19, 2018, we sold $44,898 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes").

On February 13, 2018, we sold an additional $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these Notes, the aggregate principal balance of Notes outstanding is $46,398.

Our Board declared the monthly distributions for the second quarter of 2018 at an annual rate of approximately 8.02% of our December 31, 2017 NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
April	$0.083	April 30, 2018	May 15, 2018
May	$0.083	May 31, 2018	June 15, 2018
June	$0.083	June 29, 2018	July 16, 2018