Form 10-Q
period 2018-03-31
Great Elm Capital Corp.
filed 2018-05-09
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2018, the registrant had 10,652,401 shares of common stock, $0.01 par value per share, outstanding.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K for the year ended December 31, 2017 and in this Form 10-Q. The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments. Our investment focus is on debt obligations of middle-market companies as well as small businesses.  We invest primarily in senior secured and senior unsecured debt instruments, as well as in junior loans and mezzanine debt of middle-market companies and small businesses. We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc. (“GECM”), our external manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and, upon the closing of the Merger (as discussed below), we began to accrue obligations to our external investment manager under those agreements.

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

Formation Transactions

On June 23, 2016, we entered into a Subscription Agreement with Great Elm Capital Group, Inc. (“GEC”) and the investment funds signatory thereto (the “Subscription Agreement”), under which:

▪	On June 23, 2016, GEC contributed $30,000 in exchange for 1,966,667 shares of our common stock.
▪

On September 27, 2016, before we elected to be a BDC, funds (the “MAST Funds”) managed by MAST Capital Management, LLC contributed to us the Initial GECC Portfolio (as discussed in our consolidated financial statements) that we valued at $90,000 in exchange for 5,935,800 shares of our common stock.

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

Full Circle Merger

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), that provided for a stock-for-stock merger (the “Merger”) of Full Circle with and into GECC.  On November 3, 2016:

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

Investments are classified by accounting principles generally accepted in the United States of America (“GAAP”) into the three broad levels as follows:

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

All Level 3 investments that comprise more than 5% of the investments of GECC are valued by independent third parties.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$—
Merger	74,658	—
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
For the period ended March 31, 2018	63,220	(29,069)

Since inception	$470,255	$(245,791)

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2018, the year ended December 31, 2017 and the period from inception through December 31, 2016:

	For the three months ended March 31, 2018	For the year ended December 31, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$164,870	$154,677	$—
Portfolio Investments acquired via the Formation Transactions and the Merger	—	—	165,152
Portfolio Investments acquired(1)	63,220	199,878	42,006
Amortization of premium and accretion of discount, net	951	5,627	2,438
Portfolio Investments repaid or sold	(29,069)	(174,983)	(41,738)
Net change in unrealized appreciation (depreciation) on investments (2)	(5,539)	(23,962)	(13,455)
Net realized gain (loss) on investments	317	3,633	274
Ending Investment Portfolio	$194,750	$164,870	$154,677

(1)	Includes PIK income.
(2)	Does not include any fair value adjustment on PIK interest receivable.

Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

During the three months ended March 31, 2018, we recorded net unrealized depreciation of $(8,222).  $(2,681) of the unrealized depreciation was related to valuation of interest receivable at March 31, 2018 that is anticipated to settle in kind.

During the three months ended March 31, 2018, we recorded net realized gains on investments of $317.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investments:
Debt Instruments	$194,308	99.8%	$164,521	99.8%
Equity Investments	442	0.2%	349	0.2%
Total Investments at Fair Value	$194,750	100.0%	$164,870	100.0%

Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2017:

	March 31, 2017
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$47,948	31.5%
Building Cleaning and Maintenance Services	18,681	12.3%
Metals & Mining	12,655	8.3%
Wireless Communications	9,226	6.1%
Radio Broadcasting	9,139	6.0%
Industrial Other	7,840	5.1%
Consumer Discretionary	6,880	4.5%
Hardware	6,555	4.3%
Casinos and Gaming	6,135	4.0%
Real Estate Services	6,045	4.0%
Real Estate Holding Company	5,988	3.9%
Information and Data Services	4,423	2.9%
Hotel Operator	3,816	2.5%
Consumer Financing	3,493	2.3%
Maritime Security Services	2,674	1.8%
Internet Advertising	666	0.4%
Grain Mill Products	70	0.1%
Energy Efficiency Services	—	0.0%
Total	$152,234	100.0%

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2018:

	March 31, 2018
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$40,685	20.9%
Building Cleaning and Maintenance Services	17,297	8.9%
Manufacturing	16,538	8.5%
Retail	14,083	7.2%
Software Services	12,088	6.2%
Technology Services	10,381	5.3%
Wireless Communications	10,025	5.1%
Gaming, Lodging & Restaurants	9,820	5.0%
Chemicals	9,603	4.9%
Industrial Conglomerates	9,120	4.7%
Radio Broadcasting	8,898	4.6%
Business Services	6,744	3.5%
Water Transport	5,387	2.8%
Real Estate Services	5,122	2.6%
Oil, Gas & Coal	4,935	2.5%
Information and Data Services	4,807	2.5%
Industrial Other	3,481	1.8%
Consumer Finance	2,811	1.4%
Hotel Operator	2,501	1.3%
Maritime Security Services	287	0.1%
Grain Mill Products	137	0.1%
Total	$194,750	100.0%

Results of Operations

Three Months Ended March 31, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$7,315	$0.58
Interest Income	6,826	0.54
Dividend Income	46	0.00
Other Income	443	0.04

Net Operating Expenses	3,221	0.26
Management Fee	593	0.05
Incentive Fee	1,023	0.08
Total Advisory Fees	1,616	0.13
Total Costs Incurred Under Administration Agreement	495	0.04
Director’s Fees	27	0.00
Interest Expenses	631	0.05
Professional Services Expense	331	0.03
Custody Fees	13	0.00
Other	113	0.01
Fees Waivers and Expense Reimbursement	(5)	0.00

Net Investment Income	$4,094	$0.32

(1)

The per share amounts are based on a weighted average of 12,636,477 shares for the three months ended March 31, 2017, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $1,142 for the three months ended March 31, 2017.

Three Months Ended March 31, 2018

	In Thousands	Per Share(1)
Total Investment Income(2)	$7,498	$0.70
Interest income	7,365	0.69
Dividend income	106	0.01
Other income	27	0.00

Net Operating Expenses	3,632	0.34
Management fees	693	0.07
Incentive fees	966	0.09
Total investment management fees	1,659	0.16
Administration fees	310	0.03
Directors’ fees	49	0.00
Interest expense	1,275	0.12
Professional services	171	0.02
Custody fees	14	0.00
Other	154	0.01

Net Investment Income	$3,866	$0.36

(1)

The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018, except where such amounts need to be adjusted to be consistent with the financial highlights of our consolidated financial statements.

(2)	Total investment income includes PIK income of $244 for the three months ended March 31, 2018.

Total Investment Income

Three Months Ended March 31, 2017

	In Thousands	Per Share(1)
Total Investment Income(2)	$7,315	$0.58
Interest Income	6,826	0.54
Dividend Income	46	0.00
Other Income	443	0.04

(1)	The per share amounts are based on a weighted average of 12,636,477 shares for the three months ended March 31, 2017.
(2)	Total investment income includes PIK income of $1,142 for the three months ended March 31, 2017.

Total Investment Income for the three months ended March 31, 2017 was $7,315, which included $6,826 of interest income.  Interest income included net accretion of OID and market discount of $1,178 and total investment income included PIK income of $1,142.

We also generated $443 of fee income.

Three Months Ended March 31, 2018

	In Thousands	Per Share(1)
Total Investment Income (2)	$7,498	$0.70
Interest income	7,365	0.69
Dividend income	106	0.01
Other income	27	0.00

(1)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.
(2)	Total investment income includes PIK income of $244 for the three months ended March 31, 2018.

Interest income included net accretion of OID and market discount of $951 and total investment income included PIK income of $244.

We also generated $27 of fee income, which is included in other income and is typically not recurring in nature.

Total Investment Income increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to increased interest income, as a result of the interest earning investment portfolio growing year over year.  Dividend income increased due to larger distributions received from our short term investments in money market mutual funds, as our short term investments were larger during the 2018 first quarter.  Fee income decreased as there were fewer amendment fees earned as the instruments generating the fees were primarily exited during fiscal year 2017.

Expenses

Three Months Ended March 31, 2017

	In Thousands	Per Share (1)
Net Operating Expenses	$3,221	$0.26
Management Fee	593	0.05
Incentive Fee	1,023	0.08
Total Advisory Fees	1,616	0.13
Total Costs Incurred Under Administration Agreement	495	0.04
Director’s Fees	27	0.00
Interest Expenses	631	0.05
Professional Services Expense	331	0.03
Bank Fees	13	0.00
Other	113	0.01
Fees Waivers and Expense Reimbursement	(5)	(0.00)

(1)	The per share amounts are based on a weighted average of 12,636,477 shares for the three months ended March 31, 2017.

Total expenses for the three months ended March 31, 2017 were $3,226.

Total advisory fees were $1,616, with $593 of management fees and $1,023 of incentive fees accrued during the period.  We deferred incentive fees in accordance with the Investment Management Agreement.

Total administration fees were $495, which include direct costs deemed reimbursable under the Administration Agreement and fees paid for sub-administration services.

Interest expense for the period was $631.

Three Months Ended March 31, 2018

	In Thousands	Per Share(1)
Net Operating Expenses	$3,632	$0.34
Management fees	693	0.07
Incentive fees	966	0.09
Total investment management fees	1,659	0.16
Administration fees	310	0.03
Directors’ fees	49	0.00
Interest expense	1,275	0.12
Professional services	171	0.02
Custody fees	14	0.00
Other	154	0.01

(1)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.

Total expenses for the three months ended March 31, 2018 were $3,632.

Total investment management fees were $1,659, with $693 of management fees and $966 of incentive fees accrued during the period.  We deferred incentive fees in accordance with the Investment Management Agreement.

Total administration fees were $310, which include direct costs deemed reimbursable under the Administration Agreement and fees paid for sub-administration services.

Interest expense for the period was $1,275, and includes interest on our newly issued GECCM Notes (as defined herein) for the period subsequent to their issuance.  See “— Liquidity and Capital Resources— Notes Payable” for further information.

Net expenses increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to increased interest expense, as a result of having a greater amount of debt outstanding compared to the prior year.

Net Investment Income

Net investment income for the three months ended March 31, 2017 was $4,094.

Net investment income for the three months ended March 31, 2018 was $3,866.

Net Realized Gains (Losses) on Investments

During the three months ended March 31, 2017, we recorded net realized gains of $1,980, primarily in connection with our disposition of our investment in JN Medical, which resulted in a $1,007 gain.  We also realized gains of $281 on the sale of our Trilogy International bonds and $354 on the sale of a portion of our Everi Payments bonds.

During the three months ended March 31, 2018, we recorded net realized gains of $317, primarily in connection with principal amortization of loans that were acquired at a discount and a partial repayment on our PE Facility Solutions Term B loan.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(2,695) for the three months ended March 31, 2017. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the three months ended March 31, 2017 by portfolio company.

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

Net change in unrealized appreciation (depreciation) on investments was $(8,222) for the three months ended March 31, 2018. The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, for the three months ended March 31, 2018 by portfolio company.

Dollar amounts in thousands		December 31, 2017			March 31, 2018
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc (1)	$(4,692)	$75,461	$42,278	$(33,183)	$75,882	$40,685	$(35,197)
Tru Taj, LLC	(2,481)	15,264	14,800	(464)	17,028	14,083	(2,945)
OPS Acquisitions Limited and Ocean Protection Services Limited	(1,483)	4,240	1,770	(2,470)	4,240	287	(3,953)
Other(2)	434	107,320	106,022	(1,298)	140,556	139,695	(861)
Totals	$(8,222)	$202,285	$164,870	$(37,415)	$237,706	$194,750	$(42,956)

(1)

Recognition of accretion of discount increased our cost basis during the period.  We did not fund any incremental investment during the period.   ($2,681) of the unrealized depreciation was related to valuation of interest receivable that is anticipated to pay in kind.

(2)	Other represents all remaining investments.

Liquidity and Capital Resources

At March 31, 2018, we had approximately $6,030 of cash and cash equivalents, none of which was restricted in nature. At March 31, 2018, we also had $23,869 invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At March 31, 2018, we had investments in 30 debt instruments across 23 companies, totaling approximately $194,308 at fair value and equity investments in four companies, totaling approximately $442 at fair value. $11,953 of cumulative accrued PIK income is included in the carrying value of our investments.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2018, we had approximately $22,406 in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our March 31, 2018 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2018, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $36,551, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $34,151, reflecting principal repayments and sales of $29,069, offset by additional investments of $63,220. Such amounts included draws and repayments on revolving credit facilities.  Our Board previously set our distribution rate at $0.083 per share per month and we intend to re-evaluate our dividend rate from time to time.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

GECCL Notes	$32,631	$-	$-	$32,631	$-
GECCM Notes	46,398				46,398
Total	$79,029	$-	$-	$32,631	$46,398

We have certain contracts under which we have material future commitments. Under the Investment Management Agreement, GECM provides investment advisory services to us. For providing these services, we pay GECM a fee, consisting of two components: (1) a base management fee based on the average value of our total assets and (2) an incentive fee based on our performance.

We are also party to the Administration Agreement with GECM. Under the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as our administrator.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Both the Investment Management Agreement and the Administration Agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

Stock Buyback Program

We implemented a stock buyback program pursuant to Rule 10b5‑1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to repurchase our shares in an aggregate amount of up to $15,000 through May 2018 at market prices at any time our shares trade below 90% of net asset value (“NAV”), subject to our compliance with our liquidity, covenant, leverage and regulatory requirements.  Our Board previously increased the overall size of the stock buyback program to a total of $50,000, with $25,000 remaining available under the program.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

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

On September 18, 2017, we sold $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes"). On September 29, 2017, we sold an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCL Notes, the aggregate principal balance of GECCL Notes outstanding is $32,631.

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

On January 11, 2018, we sold $43,000 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes"). On January 19, 2018 and February 9, 2018, we sold an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of GECCM Notes outstanding is $46,398.

The GECCM Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCM Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GECCM Notes on March 31, June 30, September 30 and December 31 of each year. The GECCM Notes will mature on January 31, 2025 and can be called on, or after, January 31, 2021. Holders of the GECCM Notes do not have the option to have the GECCM Notes repaid prior to the stated maturity date. The GECCM Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

Recent Developments

In December 2017, Avanti Communications Group plc (“Avanti”) announced a proposed restructuring plan whereby the terms of its second lien debt would be amended (its coupon rate reduced to 9.0%; the company to have the option to PIK its interest payments for the remaining life of the security; and its maturity date to be extended by a year) and its current third lien debt would be “equitized” in a debt-for-equity swap. In April 2018, a majority of the Avanti shareholders voted in support of the proposed restructuring plan, allowing for the plan to close on April 26, 2018. In consideration for their support, the existing shareholders retain 7.5% of the common equity pro-forma for the issuance associated with the restructuring and the third lien debtholders own 92.5%. GECC now owns approximately 9.1% of Avanti’s common equity.

In April 2018, Kyle Whitehill joined Avanti as its new CEO, replacing Alan Harper, previously the company’s Interim CEO. With Mr. Whitehill starting in April, Mr. Harper resumed his role as a Non-Executive Director of the company.

In April 2018, Avanti successfully launched HYLAS 4. HYLAS 4 is Avanti’s largest capacity satellite and will provide data communications services with fixed beams serving Africa and Europe and steerable beams that can cover territory as far west as the United States and as far south as the southern tip of South America. HYLAS 4 is now in its period of in-orbit testing, a period that typically lasts approximately three months.

In April 2018, we purchased an additional $1,764 of par value of Aptean Holdings, Inc. second lien term loan at a price of approximately 101% of par value.

In April 2018, we purchased an additional $500 of par value of SESAC Holdco II LLC second lien term loan at a price of approximately 100% of par value.

In April 2018, the senior secured term loan to PR Wireless, Inc. was sold for par, resulting in a realized gain of approximately $800.

In April and May 2018, we funded an additional $1,750 of par value to Tallage Davis, LLC.

Our Board declared the monthly distributions for the third quarter of 2018 at an annual rate of approximately 8.45% of our March 31, 2018 NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
July	$0.083	July 31, 2018	August 15, 2018
August	$0.083	August 31, 2018	September 14, 2018
September	$0.083	September 28, 2018	October 15, 2018

Reduction in Required Minimum Asset Coverage Ratio

On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amends the Investment Company Act of 1940, as amended (the “Investment Company Act”) to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein. This reduction significantly increases the amount of debt that BDCs may incur.

Prior to the enactment of the Act, BDCs were required to maintain an asset coverage ratio of at least 200% in order to incur debt or to issue other senior securities. Generally, for every $1.00 of debt incurred or in senior securities issued, a BDC was required to have at least $2.00 of assets immediately following such incurrence or issuance. For those BDCs that satisfy the Act’s disclosure and approval requirements, the minimum asset coverage ratio is reduced such that for every $1.00 of debt incurred or in senior securities issued, a BDC must now have at least $1.50 of assets.

At our 2018 annual meeting of stockholders, which was held on May 3, 2018 (the “Annual Meeting”), a majority of our stockholders approved the application of the modified minimum asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, to the Company. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018 the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, permitting us to incur additional leverage.

As of March 31, 2018, we had approximately $79.0 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 255%. For risks associated with the reduction in our required minimum asset coverage ratio from 200% to 150%, see “Risk Factors—Risks Resulting from the Reduction in Required Minimum Asset Coverage Ratio.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 21 debt investments were at variable rates, representing approximately $88,658 and $105,774 in debt at fair value, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR rate, and no other change in our portfolio as of March 31, 2018. We have also assumed that we have no outstanding floating rate borrowings. The below table illustrates the effect such assumed rate changes would have on an annual basis.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$2,901
2.00%	$1,859
1.00%	$817
-1.00%	$(1,172)
-2.00%	$(1,489)
-3.00%	$(1,489)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

Item 1A. Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K, which could materially affect our business, financial condition and/or operating results.

Risks Resulting from the Reduction in Required Minimum Asset Coverage Ratio

Incurring additional indebtedness could increase the risk in investing in our Company.

Pursuant to the Act, at the Annual Meeting our stockholders approved of the reduction of our required minimum asset coverage ratio from 200% to 150%, permitting us to incur additional leverage. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. If we incur such additional leverage, you may experience increased risks of investing in our common stock.

As of March 31, 2018, we had approximately $79.0 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 255%. Holders of our GECCL Notes and GECCM Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

If we are unable to meet the financial obligations under the GECCL Notes or the GECCM Notes, the holders of such indebtedness would have a superior claim to our assets over our common stockholders in the event of a default by us. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GECM, our investment adviser, is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

If our asset coverage ratio falls below the required limit, we will not be able to incur additional debt until we are able to comply with the asset coverage ratio applicable to us. This could have a material adverse effect on our operations, and we may not be able to make distributions to stockholders. The actual amount of leverage that we employ will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.

If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments and investment opportunities than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we may borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these borrowed funds.

We expect that a majority of our investments in debt will continue to be at floating rates with a floor. However, in the event that we make investments in debt at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. Incurring additional leverage will magnify the impact of an increase to our cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. To the extent our additional borrowings are in fixed-rate instruments, we may be required to invest in higher-yield securities in order to cover our interest expense and maintain our current level of return to stockholders, which may increase the risk of an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

In the prospectus for the Merger, we announced that we would initiate a stock buyback program in an aggregate amount of $15,000.  Our Board has increased the overall size of the stock buyback program by a further $35,000.  During the year ended December 31, 2017, we purchased 2,138,479 shares under our tender offer and our stock buyback program at a weighted average price of $11.20 per share. As of December 31, 2017, we had cumulatively purchased 2,236,651 shares under the tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $15,000 of cumulative cash paid, under the program since November 4, 2016. Including the tender offer, we utilized $25,000 under our stock buyback and tender program for repurchasing shares.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No. 814-01211 with the Securities and Exchange Commission.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation (“Full Circle”) and the Registrant (incorporated by reference to the Rule 425 filing (File No. 814-00809) on June 27, 2016)

2.2

Subscription Agreement, dated as of June 23, 2016, by and among the Registrant, Great Elm Capital Group, Inc. and the investment funds signatory thereto (incorporated by reference to the Rule 425 filing (File No. 814-00809) on June 27, 2016)

3.1	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 7, 2016)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 2 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.1	Form of certificate for the Registrant’s common stock (incorporated by reference to Exhibit 5 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.2

Indenture, dated as of September 18, 2017, by and between the Registrant and American Stock Transfer & Trust Company, LLC (the “Trustee”), as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on September 21, 2017)

4.3	First Supplemental Indenture, dated as of September 18, 2017, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed on September 21, 2017)

4.4	Global Note, dated September 18, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 19, 2017, as amended September 21, 2017)

4.5	Global Note, dated September 19, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 29, 2017)

4.6

Second Supplemental Indenture, dated as of January 19, 2018, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-221882) filed on January 19, 2018)

4.7

Global Note, dated January 19, 2018 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-221882) filed on January 19, 2018)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: May 9, 2018	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: May 9, 2018	By:	/s/ Michael J. Sell
	Name:	Michael J. Sell
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Non-affiliated, non-controlled investments, at fair value (amortized cost of $215,505 and $179,558, respectively)	$177,166	$144,996
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $48,770 and $65,892, respectively)	48,767	65,890
Affiliated investments, at fair value (amortized cost of $4,240 and $4,240, respectively)	287	1,770
Controlled investments, at fair value (amortized cost of $17,961 and $18,487, respectively)	17,297	18,104
Total investments	243,517	230,760

Cash and cash equivalents	6,030	2,916
Receivable for investments sold	1,559	12
Interest receivable	4,747	5,027
Due from portfolio company	329	204
Due from affiliates	804	692
Prepaid expenses and other assets	128	302
Total assets	$257,114	$239,913

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,363 and $1,435 at March 31, 2018 and December 31, 2017, respectively)	$31,268	$31,196
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,895 and $0 at March 31, 2018 and December 31, 2017, respectively)	44,503	—
Payable for investments purchased	46,379	66,165
Interest payable	354	354
Distributions payable	884	3,015
Due to affiliates	7,216	6,193
Accrued expenses and other liabilities	914	703
Total liabilities	$131,518	$107,626

Commitments and contingencies (Note 6)	$—	$—

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,652,401 and 10,652,401shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	$107	$107
Additional paid-in capital	198,426	198,426
Accumulated net realized losses	(33,011)	(33,328)
Undistributed net investment income	5,713	4,499
Net unrealized depreciation on investments	(45,639)	(37,417)
Total net assets	$125,596	$132,287
Total liabilities and net assets	$257,114	$239,913
Net asset value per share	$11.79	$12.42

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$6,709	$5,339
Non-affiliated, non-controlled investments (PIK)	-	1,142
Affiliated investments	-	138
Controlled investments	432	207
Controlled investments (PIK)	224	-
Total interest income	7,365	6,826
Dividend income from non-affiliated, non-controlled investments	106	46
Other income from:
Non-affiliated, non-controlled investments	17	443
Controlled investments	10	-
Total other income	27	443
Total investment income	7,498	7,315

Expenses:
Management fees	693	593
Incentive fees	966	1,023
Administration fees	310	495
Custody fees	14	13
Directors’ fees	49	27
Professional services	171	331
Interest expense	1,275	631
Other expenses	154	113
Total expenses	3,632	3,226
Accrued administration fee waiver	—	5
Net expenses	3,632	3,221

Net investment income	3,866	4,094

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	107	1,980
Affiliated investments	—	—
Controlled investments	210	—
Total net realized gain (loss)	317	1,980
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(6,459)	(743)
Affiliated investments	(1,483)	(1,591)
Controlled investments	(280)	(361)
Total net change in unrealized appreciation (depreciation)	(8,222)	(2,695)
Net realized and unrealized gains (losses)	(7,905)	(715)
Net increase (decrease) in net assets resulting from operations	$(4,039)	$3,379

Net investment income per share (basic and diluted):	$0.36	$0.32
Earnings per share (basic and diluted):	$(0.38)	$0.27
Weighted average shares outstanding:	10,652,401	12,636,477

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,866	$4,094
Net realized gain (loss) on investments	317	1,980
Net change in unrealized appreciation (depreciation) on investments	(8,222)	(2,695)
Net decrease in net assets resulting from operations	(4,039)	3,379

Distributions to stockholders from:
Net investment income	(2,652)	(3,137)
Total distributions to stockholders	(2,652)	(3,137)

Capital transactions:
Purchases of common stock	—	(2,789)
Net increase (decrease) in net assets resulting from capital transactions	—	(2,789)
Total increase (decrease) in net assets	(6,691)	(2,547)
Net assets at beginning of period	$132,287	$172,984
Net assets at end of period	$125,596	$170,437
Undistributed net investment income	$5,713	$2,292

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	12,790,880
Shares purchased	—	(245,729)
Shares outstanding at the end of the period	10,652,401	12,545,151

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(4,039)	$3,379
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(62,976)	(74,710)
Increase (decrease) in payable for investments purchased	(19,786)	(6,844)
Net change in short-term investments	17,120	—
Payment-in-kind income	(244)	(1,142)
Proceeds from sales of investments	24,218	37,278
(Increase) decrease in receivable for investments sold	(1,547)	7,642
Proceeds from principal payments	4,851	41,480
Net realized (gain) loss on investments	(317)	(1,980)
Net change in unrealized (appreciation) depreciation on investments	8,222	2,695
Amortization of premium and accretion of discount, net	(951)	(1,178)
Amortization of discount (premium) on long term debt	127	(63)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	—	786
(Increase) decrease in interest receivable	(2,400)	77
(Increase) decrease in deposit at broker	—	(7)
(Increase) decrease in due from portfolio company	(125)	124
(Increase) decrease in due from affiliates	(112)	5
(Increase) decrease in prepaid expenses and other assets	174	19
Increase (decrease) in due to affiliates	1,023	326
Increase (decrease) in accrued expenses and other liabilities	211	(898)
Net cash provided by (used for) operating activities	(36,551)	6,989
Cash flows from financing activities
Purchases of common stock	—	(2,789)
Issuance of GECCM Notes payable	44,448	—
Distributions paid	(4,783)	(4,219)
Net cash provided by (used for) financing activities	39,665	(7,008)
Net increase (decrease) in cash	3,114	(19)
Cash, beginning of period	2,916	66,782
Cash, end of period	$6,030	$66,763

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$884	$1,041
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$120	$—
Cash paid for interest	$1,148	$568

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

MARCH 31, 2018

Dollar amounts in thousand

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 174.43% of Net Assets (2)
Controlled Investments - 13.77% of Net Assets (3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5,15)	Building Cleaning and Maintenance Services	10.88% (L + 9.00%) (6)	02/27/2022	2,348	$2,348	$2,348	1.87%
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded (5,15)		10.88% (L + 9.00%) (6)	02/27/2022	3,652	—	—	—
	1st Lien, Senior Secured Loan A (5,15)		12.88% (L + 11.00%) (6)	02/27/2022	9,900	9,900	9,900	7.88%
	1st Lien, Senior Secured Loan B (5,15)		15.88% (L + 14.00%) (6,7)	02/27/2022	6,000	5,713	5,049	4.02%
	Common Equity (5,8,15)				1	—	—	—%
						17,961	17,297	13.77%
Total Controlled Investments						17,961	17,297	13.77%

Affiliate Investments - 0.23% of Net Assets (4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan (5,10,16)	Maritime Security Services	16.88% (L + 12.00%, 12.50% Floor) (6,9)	06/01/2018	4,903	4,240	287	0.23%
London, UK	Common Equity (5,8,10,16)				19	—	—	—%
						4,240	287	0.23%
Total Affiliate Investments						4,240	287	0.23%

Non-Control, Non-Affiliate Investments - 141.05% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan (5,10,17)	Software Services	9.56% (L + 7.25%, 8.25% floor) (13)	06/13/2025	10,000	9,953	9,885	7.87%
Philadelphia, PA

Aptean Holdings, Inc.	2nd Lien, Senior Secured Loan (5,29)	Software Services	11.81% (L + 9.50%, 10.50% Floor) (13)	12/02/2023	2,189	2,216	2,203	1.75%
Alpharetta, GA

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond (10,11)	Wireless Telecommunications Services	12.50%	10/01/2021	34,917	30,633	27,934	22.24%
London, UK	3rd Lien, Senior Secured Bond (10,11)		14.50% (20.00% if PIK election is made) (7)	10/01/2023	54,113	45,226	12,446	9.91%
	Common Equity (8,10)				1,829,496	23	305	0.24%
						75,882	40,685	32.39%

Commercial Barge Line Company	1st Lien, Senior Secured Loan (5,18)	Water Transport	10.63% (L + 8.75%, 9.75% Floor) (6)	11/12/2020	9,127	7,543	5,387	4.29%
Jeffersonville, IN

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Davidzon Radio, Inc.	1st Lien, Senior Secured Loan (5,16)	Radio Broadcasting	14.88% (L + 10.00%, 11.00% Floor) (6,12)	03/31/2020	9,572	9,090	8,898	7.08%
Brooklyn, NY

Foresight Energy LP	1st Lien Senior Secured Loan (5,27)	Oil, Gas & Coal	7.63% (L + 5.75%, 6.75% floor) (6)	03/28/2022	5,000	4,941	4,935	3.93%
Saint Louis, MO

Full House Resorts, Inc.	1st Lien Senior Secured Note (5,25)	Gaming, Lodging & Restaurants	9.31% (L + 7.00%, 8.00% floor) (13)	02/02/2024	9,975	9,780	9,820	7.82%
Las Vegas, NV

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver (5,19)	Chemicals	6.63% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	3,719	3,573	3,596	2.85%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded (5,19)		6.63% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	656	(26)	(22)	(0.02)%
	1st Lien, Senior Secured Loan (5,19)		6.63% (L + 4.75%, 5.75% Floor) (6)	04/30/2019	6,234	5,990	6,029	4.80%
						9,537	9,603	7.63%

International Wire Group Inc	2nd Lien, Senior Secured Bond (11)	Manufacturing	10.75%	08/01/2021	17,500	16,409	16,538	13.17%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan (5,16)	Hotel Operator	18.38% (L + 12.00%,12.25% Floor) (6,8,9,12)	12/18/2017	2,715	1,300	2,501	1.99%
Luling, TX

Michael Baker International, LLC	2nd Lien, Senior Secured Bond (11)	Industrial Conglomerates	8.75%	03/01/2023	9,500	9,279	9,120	7.26%
Pittsburgh, PA

NANA Development Corp.	1st Lien, Senior Secured Bond (11)	Industrial Other	9.50%	03/15/2019	3,519	3,445	3,481	2.77%
Anchorage, AK

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan (5,10,16)	Consumer Finance	7.50% (L + 5.50%, 7.50% Floor) (6)	01/27/2020	1,361	990	848	0.69%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Loan (5,16)	Wireless Communications	7.56% (L + 5.25%) (13)	06/29/2020	9,727	8,959	9,752	7.76%
Guaynabo, PR	1st Lien, Senior Secured Delayed Draw Loan (5,20)		7.56% (L + 5.25%) (13)	06/29/2020	274	274	275	0.22%
	1st Lien, Senior Secured Unfunded Delayed Draw Loan (5,20)		7.56% (L + 5.25%) (13)	06/29/2020	1,098	—	(2)	—
						9,233	10,025	7.98%

RiceBran Technologies Corporation	Warrants (5,8,16)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	137	0.11%
Scottsdale, AZ

SESAC Holdco II LLC	2nd Lien, Senior Secured Loan (5,21)	Business Services	9.13% (L + 7.25%) (6)	02/24/2025	6,795	6,744	6,744	5.37%
Nashville, TN

Portfolio Company	Security	Industry	Interest (2)	Maturity	Par Amount/Quantity	Cost	Fair Value	% of NAV
Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan (5,22)	Technology Services	11.88% (L+10.00%, 11.00% Floor) (6)	10/01/2022	6,000	5,711	5,736	4.57%
Wayne, PA	1st Lien, Senior Secured Loan (5,24)		8.88% (L+7.00%, 8.00% Floor) (6)	9/30/2021	5,000	4,637	4,645	3.70%
						10,348	10,381	8.27%

Tallage Davis, LLC	1st Lien, Senior Secured Loan (5,26)	Real Estate Services	11.00%	01/26/2023	250	250	249	0.20%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded (5,26)		11.00%	01/26/2023	14,750	—	(89)	(0.07)%
						250	160	0.13%

Tallage Lincoln, LLC	1st Lien, Senior Secured Loan (5,16)	Real Estate Services	12.31% (L + 10.00%, 11.00% Floor) (13)	12/31/2019	4,998	4,999	4,973	3.96%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded (5,16)		12.31% (L + 10.00%, 11.00% Floor) (13)	12/31/2019	2,250	—	(11)	(0.01)%
						4,999	4,962	3.95%

The Finance Company	1st Lien, Senior Secured Loan (5,16)	Consumer Finance	18.88% (L + 14.00%, 14.75% Floor) (6,12)	03/31/2018	2,191	2,191	1,963	1.56%
Silver Springs, MD

The Selling Source, LLC	1st Lien, Senior Secured Loan (5,16,23)	Information and Data Services	17.00% (9.00% PIK, 8.00% Cash) (7,9)	12/31/2017	5,689	4,202	4,807	3.83%
Las Vegas, NV

Tru Taj, LLC	1st Lien, Senior Secured Bond (11)	Retail	12.00%	08/15/2021	16,000	15,304	12,360	9.84%
Wayne, NJ	1st Lien, Debtor in Possession Note (5,28)		11.00%	01/22/2019	1,655	1,724	1,723	1.37%
						17,028	14,083	11.21%
Total Non-Control, Non- Affiliate Investments						215,505	177,166	141.05%

Short-Term Investments - 38.82% of Net Assets

State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund				23,868,201	23,869	23,869	19.00%

United States Treasury	Treasury Bill		1.69%	6/28/2018	25,000	24,901	24,898	19.82%

Total Short-Term Investments						48,770	48,767	38.82%

TOTAL INVESTMENTS (14) – 193.88% of Net Assets						$286,476	$243,517	193.88%

Other Liabilities in Excess of Assets - (93.88)% of Net Assets							$(117,921)	(93.88)%

NET ASSETS							$125,596	100.00%

(1)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2018. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

(2)

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.

(6)	The interest rate on these loans may be subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2018 was 1.88%.

(7)	Security pays, or has the option to pay, all of its interest in kind.

(8)	Non-income producing security.

(9)	Investment was on non-accrual status as of March 31, 2018.

(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 20.12% were non-qualifying assets as of March 31, 2018.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2018 was 2.31%.

(14)

As of March 31, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,245; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $46,284; the net unrealized depreciation was $44,039; the aggregate cost of securities for Federal income tax purposes was $287,553.

(15)	Restricted security initially obtained on February 28, 2017.

(16)	Restricted security initially obtained on November 3, 2016.

(17)	Restricted security initially obtained on December 14, 2017.

(18)	Restricted security initially obtained on May 17, 2017.

(19)	Restricted security initially obtained on September 28, 2017.

(20)	Restricted security initially obtained on November 15, 2017.

(21)	Restricted security initially obtained on December 13, 2017.

(22)	Restricted security initially obtained on December 20, 2017.

(23)	Loan defaulted on January 1, 2018.

(24)	Restricted security initially obtained on January 24, 2018.

(25)	Restricted security initially obtained on February 2, 2018.

(26)	Restricted security initially obtained on March 20, 2018.

(27)	Restricted security initially obtained on March 22, 2018.

(28)	Restricted security initially obtained on March 26, 2018.

(29)	Restricted security initially obtained on March 27, 2018.

L = LIBOR

As of March 31, 2018, the Company’s investments consisted of the following:

	March 31, 2018
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$237,538	$194,308
Equity/Other	168	442
Total Long Term Investments	$237,706	$194,750

As of March 31, 2018, the industry composition of the Company’s portfolio at fair value was as follows:

	March 31, 2018
	Investments at Fair Value	Percentage of Total Investment Portfolio
Wireless Telecommunications Services	$40,685	20.9%
Building Cleaning and Maintenance Services	17,297	8.9%
Manufacturing	16,538	8.5%
Retail	14,083	7.2%
Software Services	12,088	6.2%
Technology Services	10,381	5.3%
Wireless Communications	10,025	5.1%
Gaming, Lodging & Restaurants	9,820	5.0%
Chemicals	9,603	4.9%
Industrial Conglomerates	9,120	4.7%
Radio Broadcasting	8,898	4.6%
Business Services	6,744	3.5%
Water Transport	5,387	2.8%
Real Estate Services	5,122	2.6%
Oil, Gas & Coal	4,935	2.5%
Information and Data Services	4,807	2.5%
Industrial Other	3,481	1.8%
Consumer Finance	2,811	1.4%
Hotel Operator	2,501	1.3%
Maritime Security Services	287	0.1%
Grain Mill Products	137	0.1%
Total	$194,750	100.0%

As of March 31, 2018, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2018
United States	79.0%
United Kingdom	21.0%
Total percentage of net assets	100.0%

GREAT ELM CAPITAL CORP.

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

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2018. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

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

As of December 31, 2017 the Company’s investments consisted of the following:

	December 31, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$202,117	$164,521
Equity/Other	168	349
Total Long Term Investments	$202,285	$164,870

As of December 31, 2017 the industry composition of the Company’s portfolio at fair value was as follows:

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

As of December 31, 2017 the geographic composition of the Company’s portfolio at fair value was as follows:

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

The Company’s previous consolidated financial statements were reclassified in order to be consistent with the format used for the March 31, 2018 consolidated financial statements.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned, or previously wholly-owned, subsidiaries PE Facility Solutions, LLC and Double Deuce Lodging LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company accrued $124 of excise tax expense in fiscal 2017 and has accrued $0 for fiscal 2018.

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

For the three months ended March 31, 2017 and the three months ended March 31, 2018, management fees amounted to $593 and $693, respectively. As of December 31, 2017 and March 31, 2018, $612 and $693 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2017 was $20,168.  Accrued Unpaid Income as of December 31, 2017 includes PIK income of $11,709 earned during the year ended December 31, 2017 and $1,962 of accrued interest income that is expected to PIK under PIK toggle elections. Accrued Unpaid Income as of March 31, 2018 was $23,677.  Accrued Unpaid Income includes PIK income of $244 earned during the three months ended March 31, 2018 and $1,962 of accrued interest income that is expected to PIK under PIK toggle elections.

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

For the three months ended March 31, 2017 and the three months ended March 31, 2018, the Company incurred Incentive Fees based on income of $1,023 and $966, respectively. As of December 31, 2017 and March 31, 2018, $5,257 and $6,224 remained payable of which $5,257 of the payable at December 31, 2017 and $4,735 of the payable at March 31, 2018 was Accrued Unpaid Income Incentive Fees and $0 was immediately payable after calculating the total return requirement. For the year ended December 31, 2017 and the three months ended March 31, 2018, the Company accrued Incentive Fees based on capital gains of $0.

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

The Company’s chief executive officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEC. The Company’s chief compliance officer is also the chief operating officer, chief compliance officer and general counsel of GECM, and the president and chief operating officer of GEC.

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

For the three months ended March 31, 2017 and the three months ended March 31, 2018, the Company incurred expenses under the Administration Agreement of $495 and $310, respectively. As of December 31, 2017 and March 31, 2018, $257 and $310 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017 and March 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Secured and Unsecured Debt	$—	$80,732	$83,789	$164,521
Equity/Other	213	—	136	349
Short Term Investments	65,890	—	—	65,890
Total investment assets	$66,103	$80,732	$83,925	$230,760

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Secured and Unsecured Debt	$—	$81,879	$112,429	$194,308
Equity/Other	305	—	137	442
Short Term Investments	48,767	—	—	48,767
Total investment assets	$49,072	$81,879	$112,566	$243,517

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2017
Senior Secured and Unsecured Debt	$83,979	$57,979	$1,227	$654	$(62,973)	$554	$81,420
Equity/Other	501	2,138	—	(303)	—	—	2,336
Total investment assets	$84,480	$60,117	$1,227	$351	$(62,973)	$554	$83,756

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2017
Senior Secured and Unsecured Debt	$83,979	$139,859	$2,053	$(2,854)	$(142,824)	$3,576	$83,789
Equity/Other	501	2,137	(321)	17	(2,198)	—	136
Total investment assets	$84,480	$141,996	$1,732	$(2,837)	$(145,022)	$3,576	$83,925

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation) (2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2018
Senior Secured and Unsecured Debt	$83,789	$54,538	$252	$(1,034)	$(25,534)	$418	$112,429
Equity/Other	136	—	—	1	—	—	137
Total investment assets	$83,925	$54,538	$252	$(1,033)	$(25,534)	$418	$112,566

(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2017 totaled $(704) consisting of the following: Senior Secured and Unsecured Debt $(401) and Equity/Other $(303).  Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2017 totaled $(3,315) consisting of the following: Senior Secured and Unsecured Debt $(3,332) and Equity/Other $17.  Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2018 totaled $(1,033) consisting of the following: Senior Secured and Unsecured Debt $(1,034) and Equity/Other $1.

No securities were transferred into the Level 3 hierarchy and no securities were transferred out of the Level 3 hierarchy during the three months ended March 31, 2017, the year ended December 31, 2017 or for the three months ended March 31, 2018. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2017 and March 31, 2018, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

December 31, 2017

Level 3 Instruments	Level 3 Assets as of December 31, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $83,789	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	7.69% - 38.75% (11.30%) 4.25 - 13.75 (6.68)
Equity	Common Stock, LLC Units and Warrants on private stock $0	Liquidation Value	N/A
Equity	Warrants on publicly traded stock $136	Volatility:	67.99% - 67.99% (67.99%)

March 31, 2018

Level 3 Instruments	Level 3 Assets as of March 31, 2018	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of March 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt $112,429	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	7.97% - 32.50% (11.17%) 4.25 - 13.75 (7.83)
Equity	Common Stock, LLC Units and Warrants on private stock $0	Liquidation Value	N/A
Equity	Warrants on publicly traded stock $137	Volatility:	64.19% - 64.19% (64.19%)

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

On September 13, 2017, we offered $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes"). On September 29, 2017, we sold to several underwriters an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCL Notes, the aggregate principal balance of GECCL Notes outstanding is $32,631.

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

On January 11, 2018, we offered $43,000 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes"). On January 19, 2018 and February 9, 2018, we sold an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of GECCM Notes outstanding is $46,398.

The GECCM Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The GECCM Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the GECCM Notes on March 31, June 30, September 30 and December 31 of each year. The GECCM Notes will mature on January 31, 2025 and can be called on, or after, January 31, 2021. Holders of the GECCM Notes do not have the option to have the GECCM Notes repaid prior to the stated maturity date. The GECCM Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on our Statements of Assets and Liabilities.  These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2018, the Company’s outstanding borrowings were $79,029, and the Company’s asset coverage ratio was 3 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)		Average Market Value Per Unit(4)
Unsecured Debt - GECCL Notes
December 31, 2017	$32,631	$5.01	$	N/A	$1.017
March 31, 2018	$32,631	$2.55	$	N/A	$1.009

Unsecured Debt - GECCM Notes
March 31, 2018	$46,398	$2.55	$	N/A	$0.980

Unsecured Debt - 2020 Notes
December 31, 2016	$33,646	$6.17	$	N/A	$1.016

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

Not applicable for senior securities that are not registered for public trading. The average market value per unit for the Notes is based on the average daily prices of such notes and is expressed per $1 of indebtedness for each period and since November 4, 2016 for the period ended December 31, 2016.

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. As of March 31, 2018, the Company had not repurchased any of the Notes.  As of December 31, 2017 and March 31, 2018 the Company was in compliance with all covenants under the indentures.

The summary information of the 2020 Notes for the year ended December 31, 2017, is as follows:

Year Ended December 31,
2017 (1)
Borrowing interest expense	$2,236
Amortization of acquisition premium	(888)
Total	$1,348
Weighted average interest rate	4.99%
Average outstanding balance	$33,646

(1)	The information presented for the 2020 Notes is for the period from January 1, 2017 through October 20, 2017, which represents the date the 2020 Notes were redeemed in full.

The summary information of the GECCL Notes for the year ended December 31, 2017, is as follows:

Year Ended December 31,
2017 (2)
Borrowing interest expense	$607
Amortization of acquisition premium	84
Total	$691
Weighted average interest rate	7.36%
Average outstanding balance	$32,631

(2)	The information presented for the GECCL Notes is for the period from September 19, 2017, which represents the date the GECCL Notes were issued, through December 31, 2017.

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

The summary information of the GECCL and GECCM Notes for the three months ended March 31, 2018, is as follows:

GECCL

Three Months Ended March 31,
2018
Borrowing interest expense	$530
Amortization of acquisition premium	72
Total	$602
Weighted average interest rate	7.48%
Average outstanding balance	$32,631

GECCM

Three Months Ended March 31,
2018 (3)
Borrowing interest expense	$618
Amortization of acquisition premium	55
Total	$673
Weighted average interest rate	7.46%
Average outstanding balance	$46,398

(3)	The information presented for the GECCM Notes is for the period from January 19, 2018, which represents the date the GECCM Notes were issued, through March 31, 2018.

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

	March 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,153
Unsecured Debt - GECCM Notes	46,398	46,398	45,192
Total	$79,029	$79,029	$78,345

6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2018, the Company had approximately $22,406 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2018 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, the Company purchased 2,138,479 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.20 per share. As of March 31, 2018, the Company had cumulatively purchased 2,236,651 shares under its tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $15,000 of cumulative cash paid, under the program since November 4, 2016. Including the tender offer, the Company utilized $25,000 under its stock buyback and tender program for repurchasing shares.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	$13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	$12,425,611
February 2017	72,678	$11.26	72,678	$11,607,509
March 2017	40,617	$11.09	40,617	$11,157,069
April 2017	16,846	$11.38	16,846	$10,965,351
May 2017 (1)	944,535	$11.44	944,535	$10,158,722
June 2017	15,215	$10.42	15,215	$10,000,182
July 2017	47,961	$10.73	47,961	$9,485,725
August 2017	37,666	$10.78	37,666	$9,079,585
September 2017	753,097	$11.00	753,097	$792,735
October 2017	65,945	$10.27	65,945	$115,277
November 2017	11,485	$10.04	11,485	$—
Total 2017	2,138,479	$11.20	2,138,479

Total	2,236,651	$11.18	2,236,651	$-

(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in the $10,000 tender offer we announced on March 30, 2017 that expired on May 5, 2017.

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017:

For the Three Months ended March 31, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$3,379
Denominator for basic and diluted earnings per share - weighted average shares outstanding	12,636,477
Basic and diluted earnings per share	$0.27

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018:

For the Three Months Ended March 31,
2018
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(4,043)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	10,652,401
Basic and diluted earnings per share	$(0.38)

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2017 and three months ended March 31, 2018, respectively:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$12.42	$13.52
Net investment income	0.36	0.32
Net realized gains	0.03	0.16
Net unrealized losses	(0.77)	(0.21)
Net increase (decrease) in net assets resulting from operations	(0.38)	0.27
Accretion from share buybacks	0.00	0.05
Distributions declared from net investment income(2)	(0.25)	(0.25)
Net decrease resulting from distributions to common stockholders	(0.25)	(0.25)
Net asset value, end of period	$11.79	$13.59

Shares outstanding, end of year/period	10,652,401	12,545,151
Total return based on net asset value(3)	(2.45)%	2.38%
Total return based on market value(3)	(9.19)%	(0.31)%

Ratio/Supplemental Data:
Net assets, end of period	$125,596	$170,437
Average net assets	$128,947	$171,269
Ratio of expenses (without management fees, incentive fees and interest expenses) to average net assets(4)	2.20%	2.31%
Ratio of management fees to average net assets(4)	2.18%	1.40%
Ratio of interest and credit facility expenses to average net assets(4)	4.01%	1.49%
Ratio of incentive fees to average net assets(4)	3.04%	2.42%
Ratio of total expenses to average net assets before waiver(4)	11.42%	7.64%
Ratio of total expenses to average net assets after waiver(4)	11.42%	7.63%
Ratio of net investment income to average net assets(4)	12.16%	9.69%
Portfolio turnover	16%	49%

(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.

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

11. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2018 represented 0.23% of the Company's net assets. Fair value as of March 31, 2018 along with transactions during the three months ended March 31, 2018 in these affiliated investments was as follows:

		For the three months ended					For the three months ended
		March 31, 2018					March 31, 2018
Non-Controlled, Affiliated Investments	Issue (1)	Fair Value at December 31, 2017	Gross Additions (Cost)(2)	Gross Reductions (Cost) (3)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
OPS Acquisitions Limited and Ocean Protection Services Limited	Term Loan	$1,770	$—	$—	$(3,953)	$287	$—	$(1,483)	$—	$—	$—
OPS Acquisitions Limited and Ocean Protection Services Limited	Equity (19% of class)	—	—	—	—	—	—	—	—	—	—
Totals	Term Loan	$1,770	$—	$—	$(3,953)	$287	$—	$(1,483)	$—	$—	$—

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2018 represented 13.77% of the Company's net assets. Fair value as of March 31, 2018 along with transactions during the three months ended March 31, 2018 in these controlled investments was as follows:

		For the three months ended					For the three months ended
		March 31, 2018					March 31, 2018
Controlled Investments	Issue (1)	Fair Value at December 31, 2017	Gross Additions (Cost)(2)	Gross Reductions (Cost) (3)	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018	Net Realized Gain (Loss)	Change in Net Unrealized Gain (Loss)	Interest Income	Fee Income	Dividend Income
PE Facility Solutions, LLC	Revolver	—	17,646	15,298	—	2,348	—	—	3	10	—
	Term Loan A	9,900	—	—	—	9,900	—	—	312	—	—
	Term Loan B	8,204	322	3,407	(664)	5,049	210	(280)	341	—	—
	Equity (83% of class)	—	—	—	—	—	—	—	—	—	—
Totals		$18,104	$17,968	$18,705	$(664)	$17,297	$210	$(280)	$656	$10	$—

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In December 2017, Avanti Communications Group plc (“Avanti”) announced a proposed restructuring plan whereby the terms of its second lien debt would be amended (its coupon rate reduced to 9.0%; the company to have the option to PIK its interest payments for the remaining life of the security; and its maturity date to be extended by a year) and its current third lien debt would be “equitized” in a debt-for-equity swap. In April 2018, a majority of the Avanti shareholders voted in support of the proposed restructuring plan, allowing for the plan to close on April 26, 2018. In consideration for their support, the existing shareholders retain 7.5% of the common equity pro-forma for the issuance associated with the restructuring and the third lien debtholders own 92.5%. GECC now owns approximately 9.1% of Avanti’s common equity.

In April 2018, Kyle Whitehill joined Avanti as its new CEO, replacing Alan Harper, previously the company’s Interim CEO. With Mr. Whitehill starting in April, Mr. Harper resumed his role as a Non-Executive Director of the company.

In April 2018, Avanti successfully launched HYLAS 4. HYLAS 4 is Avanti’s largest capacity satellite and will provide data communications services with fixed beams serving Africa and Europe and steerable beams that can cover territory as far west as the United States and as far south as the southern tip of South America. HYLAS 4 is now in its period of in-orbit testing, a period that typically lasts approximately three months.

In April 2018, we purchased an additional $1,764 of par value of Aptean Holdings, Inc. second lien term loan at a price of approximately 101% of par value.

In April 2018, we purchased an additional $500 of par value of SESAC Holdco II LLC second lien term loan at a price of approximately 100% of par value.

In April 2018, the senior secured term loan to PR Wireless, Inc. was sold for par, resulting in a realized gain of approximately $800.

In April and May 2018, we funded an additional $1,750 of par value to Tallage Davis, LLC.

Our Board declared the monthly distributions for the third quarter of 2018 at an annual rate of approximately 8.45% of our March 31, 2018 NAV, which equates to $0.083 per month. The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
July	$0.083	July 31, 2018	August 15, 2018
August	$0.083	August 31, 2018	September 14, 2018
September	$0.083	September 28, 2018	October 15, 2018

At our 2018 annual meeting of stockholders, which was held on May 3, 2018 (the “Annual Meeting”), a majority of our stockholders approved the application of the modified minimum asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, to the Company. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018 the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, permitting us to incur additional leverage.

As of March 31, 2018, we had approximately $79.0 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 255%.