Form 10-Q
period 2018-06-30
Great Elm Capital Corp.
filed 2018-08-10
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2018, the registrant had 10,652,401 shares of common stock, $0.01 par value per share, outstanding.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K and in this Quarterly Report on Form 10-Q (the “Form 10-Q”).  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 1.  Financial Statements.

The financial statements listed in the index to consolidated financial statements immediately following the signature page to this report are incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments.  Our investment focus is on debt obligations of middle-market companies as well as small businesses.  We invest primarily in senior secured and senior unsecured debt instruments as well as in junior loans and mezzanine debt of middle-market companies and small businesses.  We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc.  (“GECM”), our external manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to GECM under those agreements.

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

Investments

Our level of investment activity varies substantially from period to period depending on many factors, including, among others, the amount of debt and equity capital available to middle-market companies from other sources, the level of merger and acquisition activity, pricing in the high yield and leveraged loan credit markets, our expectations of future investment opportunities, the general economic environment and the competitive environment for the types of investments we make.  As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements.

Revenues

We generate revenue primarily from interest on the debt investments that we hold.  We may also generate revenue from dividends on the equity investments, capital gains on the disposition of investments, and lease, fee, or other income.  Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity.  Our debt investments generally pay interest quarterly or semi-annually.  Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity.  In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay in kind.  In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value.  We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.  Short-term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value.

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

Investments are classified in accordance with accounting principles generally accepted in the United States of America into the three broad levels as follows:

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

Revenue Recognition

Interest and dividend income, including payment-in-kind (“PIK”) income, is recorded on an accrual basis.  Origination, structuring, closing, commitment and other upfront fees, including original issue discounts (“OID”), earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature.  Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned.  Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale of an investment and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.  Realized gains and losses are computed using the first-in, first-out method.  Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment fair value and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
For the period ended June 30, 2018	101,147	(56,798)

Since inception	$508,182	$(273,520)
(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and PIK income.  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

(2)

Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded.

(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date.  Debt securities on non-accrual status are included in the calculation and are treated as having 0% as their interest rate for purposes of this calculation.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2018 and the year ended December 31, 2017.  Investments in short-term securities, including United States Treasury Bills and money market mutual funds, were excluded from the table below.

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Beginning Investment Portfolio	$164,870	$154,677
Portfolio Investments acquired(1)	101,147	199,878
Amortization of premium and accretion of discount, net	1,409	5,627
Portfolio Investments repaid or sold(2)	(56,798)	(174,983)
Net change in unrealized appreciation (depreciation) on investments	(12,456)	(23,962)
Net realized gain (loss) on investments	1,131	3,633
Ending Investment Portfolio	$199,303	$164,870
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

During the three and six months ended June 30, 2018, inclusive of short-term securities, we recorded net change in unrealized depreciation of $(4,240) and $(12,462), respectively, of which $(2,681) and $0, respectively, was related to valuation of interest receivable.

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2018:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunication Services	$41,950	33.40%
Building Cleaning and Maintenance Services	18,766	14.94%
Manufacturing	16,450	13.10%
Industrial Conglomerates	14,138	11.26%
Retail	13,685	10.90%
Software Services	13,646	10.87%
Technology Services	13,306	10.59%
Gaming, Lodging & Restaurants	9,801	7.80%
Chemicals	9,571	7.62%
Radio Broadcasting	8,869	7.06%
Real Estate Services	7,291	5.81%
Business Services	7,291	5.81%
Water Transport	6,206	4.94%
Information and Data Services	4,841	3.85%
Oil, Gas & Coal	4,611	3.67%
Industrial Other	3,316	2.64%
Hotel Operator	2,574	2.05%
Consumer Finance	2,448	1.95%
Wireless Communications	272	0.22%
Grain Mill Products	237	0.19%
Maritime Security Services	34	0.03%
Short-Term Investments	79,190	63.05%
Total	$278,493	221.75%

Results of Operations

Total Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$7,162	$0.67	$6,237	$0.52	$14,660	$1.38	$13,552	$1.10
Interest income	6,982	0.66	6,138	0.51	14,347	1.35	12,964	1.05
Dividend income	49	0.00	85	0.01	155	0.01	131	0.01
Other income	131	0.01	14	0.00	158	0.01	457	0.04
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended June 30, 2018 and the six months ended June 30, 2018.
(2)	The per share amounts are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017 and a weighted average of 12,316,884 shares for the six months ended June 30, 2017.

Interest income included net accretion of OID and market discount of $458 and $1,409 for the three and six months ended June 30, 2018, respectively.  Interest income also included accrued PIK income of $1,725 and $5,002 for the three and six months ended June 30, 2018, respectively.

Total investment income for the three and six months ended June 30, 2018 increased as compared to total investment income for the three and six months ended June 30, 2017 primarily due to increased interest income, as a result of the interest earning investment portfolio growing year over year.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Operating Expenses	$1,084	$0.10	$2,759	$0.24	$4,716	$0.44	$5,980	$0.49
Management fees	754	0.07	546	0.05	1,447	$0.14	1,139	0.09
Incentive fees	(2,149)	(0.20)	871	0.07	(1,183)	$(0.10)	1,894	0.15
Total advisory fees	$(1,395)	$(0.13)	$1,417	$0.12	$264	$0.02	$3,033	$0.25
Administration fees	487	0.05	272	0.02	797	0.07	767	0.06
Directors’ fees	50	0.00	21	0.00	99	0.01	48	0.00
Interest expense	1,456	0.14	631	0.05	2,731	0.26	1,262	0.10
Professional services	294	0.03	176	0.01	465	0.04	507	0.04
Custody fees	15	0.00	11	0.00	29	0.00	24	0.00
Other	177	0.02	156	0.01	331	0.03	269	0.02
Fee Waivers and Expense Reimbursement	-	-	75	0.01	-	-	70	0.01
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended June 30, 2018 and the six months ended June 30, 2018.
(2)	The per share amounts are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017 and a weighted average of 12,316,884 shares for the six months ended June 30, 2017.

Net expenses for the three and six months ended June 30, 2018 decreased as compared to net expenses for the three and six months ended June 30, 2017 primarily due to the reversal of $2,637 of incentive fees recorded in prior periods.  Our largest investment, Avanti Communications Group plc (“Avanti”), has generated significant non-cash income in the form of PIK interest.  In connection with the recent restructuring of Avanti, which closed on April 26, 2018, our investment in Avanti’s third lien senior secured notes (the “third lien note”) was converted into Avanti common equity.  As a result of this debt-for-equity conversion, we have determined that the accrued incentive fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods.  Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery results in gross proceeds to us in excess of our initial cost basis in the third lien notes.

Excluding the impact of the incentive fee reversal described above, net expenses for the three and six months ended June 30, 2018 increased as compared to net expenses for the three and six months ended June 30, 2017 primarily due to increased interest expense, as a result of having a greater amount of debt outstanding compared to the prior year.  The GECCM Notes (as defined herein) were newly issued in January 2018.  See “—Liquidity and Capital Resources—Notes Payable” for further information.

Net Realized Gains (Losses) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Realized Gains	$810	$0.08	$1,381	$0.12	$1,127	$0.11	$3,361	$0.27
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended June 30, 2018 and the six months ended June 30, 2018.
(2)	The per share amounts are based on a weighted average of 12,000,803 shares for the three months ended June 30, 2017 and a weighted average of 12,316,884 shares for the six months ended June 30, 2017.

During the three months ended June 30, 2018, we recorded net realized gains of $810, primarily related to the realized gain on the sale of the PR Wireless, Inc. senior secured loan and a partial sale of NANA Development Corp. senior secured bonds.  Realized gains for the six months ended June 30, 2018 also include realized gains in connection with principal amortization of loans that were acquired at a discount and a partial repayment on our PE Facility Solutions, LLC Term B loan.

During the six months ended June 30, 2017 we recorded net realized gains of $3,361 primarily in connection with the disposition of several investments and the prepayment of a portion of our loan to Sonifi Solutions.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation (depreciation) on investments was $(12,462) for the six months ended June 30, 2018.  The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, excluding the impact of unrealized appreciation (depreciation) on short-term securities such as U.S. Treasury Bills and money market mutual funds, for the six months ended June 30, 2018.

Dollar amounts in thousands		June 30, 2018			December 31, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc(1)	$(8,326)	$83,460	$41,950	$(41,510)	$75,461	$42,277	$(33,184)
OPS Acquisitions Limited and Ocean Protection Services Limited	(1,736)	4,240	34	(4,206)	4,240	1,770	(2,470)
Tru Taj, LLC	(2,900)	17,049	13,685	(3,364)	15,264	14,800	(464)
Other, net(2)	506	144,425	143,634	(791)	107,320	106,023	(1,297)
Totals	$(12,456)	$249,174	$199,303	$(49,871)	$202,285	$164,870	$(37,415)
(1)	Recognition of accretion of discount and capitalized PIK interest increased our cost basis during the period. We did not fund any incremental investment during the period.
(2)	Other represents all remaining investments excluding short-term investments such as U.S. Treasury Bills and money market mutual funds.

Net change in unrealized appreciation (depreciation) for the six months ended June 30, 2017 was $(10,021).  Net change in unrealized appreciation (depreciation) for the three months ended June 30, 2018 and June 30, 2017 was $(4,240) and $(7,326), respectively.  In each of these periods, the change in unrealized appreciation (depreciation) is primarily driven by the performance of a few investments as noted in the table above.

Liquidity and Capital Resources

At June 30, 2018, we had approximately $3,942 of cash and cash equivalents, none of which was restricted in nature.  At June 30, 2018, we also had $4,532 invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At June 30, 2018, we had investments in 29 debt instruments across 23 companies, totaling approximately $185,418 at fair value and equity investments in five companies, totaling approximately $13,971 at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2018, we had approximately $17,572 in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our June 30, 2018 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2018, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “—Results of Operations,” was approximately $(35,986), reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID and PIK income, changes in working capital and accrued interest receivable.  Net cash used for purchases and sales of investments was approximately $(36,314), reflecting principal repayments and sales of $56,798, offset by additional investments of $(93,112).  Such amounts included draws and repayments on revolving credit facilities.  Our Board previously set our distribution rate at $0.083 per share per month and we intend to re-evaluate our dividend rate from time to time.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$32,631	$-	$-	$32,631	$-
GECCM Notes	46,398	-	-	-	46,398
Total	$79,029	$-	$-	$32,631	$46,398

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

Notes Payable

On September 18, 2017, we sold $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCL Notes, the aggregate principal balance of GECCL Notes outstanding is $32.6 million.

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

On January 11, 2018, we sold $43,000 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes").  On January 19, 2018 and February 9, 2018, we sold an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of GECCM Notes outstanding is $46.4 million.

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

Recent Developments

In July 2018, we purchased an additional $2,000 of par value of Commercial Barge Line Company first lien term loan at a price of approximately 72% of par value.

In July 2018, we purchased $478 of par value of PFS Holdings Corp. first lien term loan at a price of approximately 60% of par value.

In July 2018, we purchased an additional $2,500 of par value of Sungard Availability Services Capital, Inc. first lien senior secured term loan at a price of approximately 99% of par value.

In July 2018, we exercised all of our RiceBran Technologies Corporation warrants at a price of $1.60 per share in a cashless exercise.  This transaction resulted in GECC receiving 139,392 shares.  We subsequently sold all of the shares at a weighted average price of $2.43 per share.

In July 2018, in connection with the sale of one of its businesses, DataX, Ltd., The Selling Source, LLC paid down $3,800 of our outstanding $5,689 first lien, senior secured holding.  The remainder of the investment was restructured, with GECC receiving $1,250 of first out term loan bearing interest at a rate of 3-month LIBOR plus 5%, which matures on January 13, 2020.

In August 2018, we purchased an additional $2,647 of par value of SESAC Holdco II LLC second lien senior secured loan at a price of approximately 99% of par value.

In August 2018, we purchased $2,000 of par value of California Pizza Kitchen, Inc. first lien term loan at a price of approximately 98% of par value.

In August 2018, we sold our position in Foresight Energy LP at a price of approximately 100% of par value.

Our Board declared the monthly distributions for the fourth quarter of 2018 at an annual rate of approximately 8.4% of our June 30, 2018 NAV, which equates to $0.083 per month.  The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
October	$0.083	October 31, 2018	November 15, 2018
November	$0.083	November 30, 2018	December 14, 2018
December	$0.083	December 31, 2018	January 15, 2019

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

As of June 30, 2018, we had approximately $79 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 255%.  For risks associated with the reduction in our required minimum asset coverage ratio from 200% to 150%, see “Risk Factors—Risks Resulting from the Reduction in Required Minimum Asset Coverage Ratio.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of June 30, 2018, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 21 debt investments were at variable rates, representing approximately $83,729 and $101,689 in debt at fair value, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our interest income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of June 30, 2018.  We have also assumed that we have no outstanding floating rate borrowings.  The below table illustrates the effect such assumed rate changes would have on an annual basis.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$6,490
2.00%	$4,327
1.00%	$2,163
(1.00)%	$(2,152)
(2.00)%	$(3,606)
(3.00)%	$(4,883)

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  There have been no material changes from the legal proceedings previously disclosed in our Form 10-K.

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

As of June 30, 2018, we had approximately $79 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 255%.  Holders of our GECCL Notes and GECCM Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

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

Not applicable.

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

2.1

Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation and the Registrant (incorporated by reference to the Rule 425 filing (File No. 814-00809) on June 27, 2016)

2.2

Subscription Agreement, dated as of June 23, 2016, by and among the Registrant, Great Elm Capital Group, Inc.  and the investment funds signatory thereto (incorporated by reference to the Rule 425 filing (File No. 814-00809) on June 27, 2016)

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

10.1*	Separation Agreement and Release, dated as of June 4, 2018, by and between Michael Sell and Great Elm Capital Management, Inc.

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 10, 2018	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: August 10, 2018	By:	/s/ John J. Woods
	Name:	John J. Woods
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $139,972 and $179,558, respectively)	$136,910	$144,996
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $79,198 and $65,892, respectively)	79,190	65,890
Affiliated investments, at fair value (amortized cost of $87,700and $4,240, respectively)	41,984	1,770
Controlled investments, at fair value (amortized cost of $21,502 and $18,487, respectively)	20,409	18,104
Total investments	278,493	230,760

Cash and cash equivalents	3,942	2,916
Receivable for investments sold	25	12
Interest receivable	3,458	5,027
Due from portfolio company	355	204
Due from affiliates	295	692
Prepaid expenses and other assets	62	302
Total assets	$286,630	$239,913

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,290 and $1,435, respectively)	$31,342	$31,196
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,826 and $0, respectively)	44,572	-
Payable for investments purchased	77,681	66,165
Interest payable	354	354
Distributions payable	884	3,015
Due to affiliates	5,290	6,193
Accrued expenses and other liabilities	916	703
Total liabilities	$161,039	$107,626

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,652,401 and 10,652,401shares issued and outstanding, respectively)	$107	$107
Additional paid-in capital	198,426	198,426
Accumulated net realized losses	(32,201)	(33,328)
Undistributed net investment income	9,138	4,499
Net unrealized depreciation on investments	(49,879)	(37,417)
Total net assets	$125,591	$132,287
Total liabilities and net assets	$286,630	$239,913
Net asset value per share	$11.79	$12.42

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$3,925	$5,561	$7,037	$12,042
Non-affiliated, non-controlled investments (PIK)	-	-	-	-
Affiliated investments	777	(90)	1,198	48
Affiliated investments (PIK)	1,514	-	4,567	-
Controlled investments	555	-	1,110	-
Controlled investments (PIK)	211	667	435	874
Total interest income	6,982	6,138	14,347	12,964
Dividend income from non-affiliated, non-controlled investments	49	85	155	131
Other income from:
Non-affiliated, non-controlled investments	29	14	42	457
Affiliated investments	87	-	90	-
Controlled investments	15	-	26	-
Total other income	131	14	158	457
Total investment income	$7,162	$6,237	$14,660	$13,552

Expenses:
Management fees	$754	$546	$1,447	$1,139
Incentive fees	(2,149)	871	(1,183)	1,894
Administration fees	487	272	797	767
Custody fees	15	11	29	24
Directors’ fees	50	21	99	48
Professional services	294	176	465	507
Interest expense	1,456	631	2,731	1,262
Other expenses	177	156	331	269
Total expenses	1,084	2,684	4,716	5,910
Accrued administration fee waiver	-	75	-	70
Net expenses	$1,084	$2,759	$4,716	$5,980
Net investment income	$6,078	$3,478	$9,944	$7,572

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$810	$1,381	$917	$3,361
Affiliated investments	-	-	-	-
Controlled investments	-	-	210	-
Total net realized gain (loss)	810	1,381	1,127	3,361
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	2,527	(5,247)	(1,888)	(5,990)
Affiliated investments	(6,566)	(429)	(10,062)	(2,020)
Controlled investments	(201)	(1,650)	(512)	(2,011)
Total net change in unrealized appreciation (depreciation)	(4,240)	(7,326)	(12,462)	(10,021)
Net realized and unrealized gains (losses)	$(3,430)	$(5,945)	$(11,335)	$(6,660)
Net increase (decrease) in net assets resulting from operations	$2,648	$(2,467)	$(1,391)	$912

Net investment income per share (basic and diluted):	$0.57	$0.29	$0.93	$0.61
Earnings per share (basic and diluted):	$0.25	$(0.20)	$(0.13)	$0.07
Weighted average shares outstanding (basic and diluted):	10,652,401	12,000,803	10,652,401	12,316,884

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,944	$7,572
Net realized gain (loss) on investments	1,127	3,361
Net change in unrealized appreciation (depreciation) on investments	(12,462)	(10,021)
Net increase (decrease) in net assets resulting from operations	(1,391)	912

Distributions to stockholders from:
Net investment income	(5,305)	(6,098)
Total distributions to stockholders	(5,305)	(6,098)

Capital transactions:
Purchases of common stock	-	(14,096)
Net increase (decrease) in net assets resulting from capital transactions	-	(14,096)
Total increase (decrease) in net assets	(6,696)	(19,282)
Net assets at beginning of period	$132,287	$172,984
Net assets at end of period	$125,591	$153,702
Undistributed net investment income	$9,138	$2,809

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	12,790,880
Shares purchased	-	(1,222,325)
Shares outstanding at the end of the period	10,652,401	11,568,555

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,391)	$912
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(93,112)	(92,990)
Increase (decrease) in payable for investments purchased	11,516	(1,864)
Net change in short-term investments	(13,310)	(73,943)
Payment-in-kind income	(8,035)	(4,256)
Proceeds from sales of investments	49,425	53,244
(Increase) decrease in receivable for investments sold	(13)	9,406
Proceeds from principal payments	7,373	63,085
Net realized (gain) loss on investments	(1,127)	(3,361)
Net change in unrealized (appreciation) depreciation on investments	12,462	10,021
Amortization of premium and accretion of discount, net	(1,409)	(2,694)
Amortization of discount (premium) on long term debt	270	(126)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	-	786
(Increase) decrease in interest receivable	1,569	1,386
(Increase) decrease in dividends receivable	-	(36)
(Increase) decrease in deposit at broker	-	(47)
(Increase) decrease in due from portfolio company	(151)	230
(Increase) decrease in due from affiliates	397	80
(Increase) decrease in prepaid expenses and other assets	240	(27)
Increase (decrease) in due to affiliates	(903)	458
Increase (decrease) in accrued expenses and other liabilities	213	(820)
Net cash provided by (used for) operating activities	(35,986)	(40,556)
Cash flows from financing activities
Purchases of common stock	-	(14,096)
Issuance of GECCM Notes payable	44,448	-
Distributions paid	(7,436)	(7,261)
Net cash provided by (used for) financing activities	37,012	(21,357)
Net increase (decrease) in cash	1,026	(61,913)
Cash, beginning of period	2,916	66,782
Cash, end of period	$3,942	$4,869

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$884	$960
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$120	$-
Cash paid for interest	$2,461	$1,388

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2018

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 221.75% of Net Assets(2)
Controlled Investments - 16.25% of Net Assets(3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5),(15)	Building Cleaning and Maintenance Services	11.09% (L + 9.00%)(6)	02/27/2022	3,679	$3,679	$3,679	2.93%
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded(5),(15)		11.09% (L + 9.00%)(6)	02/27/2022	2,321	-	-	-%
	1st Lien, Senior Secured Loan A(5),(15)		13.09% (L + 11.00%)(6)	02/27/2022	9,900	9,900	9,900	7.88%
	1st Lien, Senior Secured Loan B(5),(15)		16.09% (L + 14.00%)(6),(7)	02/27/2022	6,171	5,897	5,187	4.13%
	Common Equity(5),(8),(15)				1	-	-	-%
						19,476	18,766	14.94%

The Finance Company	1st Lien, Senior Secured Revolver(5)	Consumer Finance	13.09% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	535	535	535	0.43%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan(5)		13.09% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	465	-	-	-%
	2nd Lien Secured Term Loan B(5),(30)		13.09% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	1,491	1,491	1,108	0.88%
	Equity(5),(8),(30)				288,000	-	-	-%
						2,026	1,643	1.31%
Total Controlled Investments						21,502	20,409	16.25%

Affiliate Investments - 33.43% of Net Assets(4)

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond(10),(11)	Wireless Telecommunications Services	9.00%	10/01/2022	37,126	32,800	28,216	22.47%
London, UK	Common Equity(8),(10)				196,086,410	50,660	13,734	10.93%
						83,460	41,950	33.40%

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan(5),(10),(16)	Maritime Security Services	14.09% (L + 12.00%, 12.50% Floor)(6),(9)	06/01/2018	4,903	4,240	34	0.03%
London, UK	Common Equity(5),(8),(10),(16)				19	-	-	-%
						4,240	34	0.03%
Total Affiliate Investments						87,700	41,984	33.43%

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Non-Affiliated, Non-Controlled Investments - 109.01% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan(10),(17)	Software Services	9.59% (L + 7.25%, 8.25% floor)(13)	06/13/2025	10,000	9,953	9,616	7.66%
Philadelphia, PA

Aptean Holdings, Inc.	2nd Lien, Senior Secured Loan(5),(29)	Software Services	11.84% (L + 9.50%, 10.50% Floor)(13)	12/02/2023	4,010	4,054	4,030	3.21%
Alpharetta, GA

Commercial Barge Line Company	1st Lien, Senior Secured Loan(18)	Water Transport	10.84% (L + 8.75%, 9.75% Floor)(6)	11/12/2020	9,000	7,544	6,206	4.94%
Jeffersonville, IN

Davidzon Radio, Inc.	1st Lien, Senior Secured Loan(5),(16)	Radio Broadcasting	15.09% (L + 10.00%, 11.00% Floor)(6),(12)	03/31/2020	9,471	9,047	8,869	7.06%
Brooklyn, NY

Foresight Energy LP	1st Lien, Senior Secured Loan(27)	Oil, Gas & Coal	8.09% (L + 5.75%, 6.75% floor)(13)	03/28/2022	4,647	4,594	4,611	3.67%
Saint Louis, MO

Full House Resorts, Inc.	1st Lien Senior Secured Note(5),(25)	Gaming, Lodging & Restaurants	9.34% (L + 7.00%, 8.00% floor)(13)	02/02/2024	9,950	9,761	9,801	7.80%
Las Vegas, NV

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver(5),(19)	Chemicals	6.84% (L + 4.75%, 5.75% Floor)(6)	04/30/2019	3,938	3,804	3,833	3.05%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded(5),(19)		6.84% (L + 4.75%, 5.75% Floor)(6)	04/30/2019	438	-	(12)	(0.01)%
	1st Lien, Senior Secured Loan(5),(19)		6.84% (L + 4.75%, 5.75% Floor)(6)	04/30/2019	5,906	5,726	5,750	4.58%
						9,530	9,571	7.62%

International Wire Group Inc	2nd Lien, Senior Secured Bond(11)	Manufacturing	10.75%	08/01/2021	17,500	16,476	16,450	13.10%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan(5),(16)	Hotel Operator	19.09% (L + 12.00%, 12.25% Floor)(6),(9),(12)	12/18/2017	2,715	1,300	2,574	2.05%
Luling, TX

Michael Baker International, LLC	2nd Lien, Senior Secured Bond(11)	Industrial Conglomerates	8.75%	03/01/2023	14,500	14,044	14,138	11.26%
Pittsburgh, PA

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
NANA Development Corp.	1st Lien, Senior Secured Bond(11)	Industrial Other	9.50%	03/15/2019	3,308	3,284	3,316	2.64%
Anchorage, AK

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan(5),(10),(16)	Consumer Finance	7.59% (L + 5.50%, 7.50% Floor)(6)	01/27/2020	1,242	942	805	0.64%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Delayed Draw Loan(5),(20)	Wireless Communications	7.59% (L + 5.25%)(13)	06/29/2020	274	274	275	0.22%
Guaynabo, PR	1st Lien, Senior Secured Unfunded Delayed Draw Loan(5),(20)		7.59% (L + 5.25%)(13)	06/29/2020	1,098	-	(3)	(0.0)%
						274	272	0.22%

RiceBran Technologies Corporation	Warrants(5),(8),(16)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	237	0.19%
Scottsdale, AZ

SESAC Holdco II LLC	2nd Lien, Senior Secured Loan(5),(21)	Business Services	9.34% (L + 7.25%)(6)	02/24/2025	7,295	7,244	7,291	5.81%
Nashville, TN

Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan(22)	Technology Services	12.09% (L + 10.00%, 11.00% Floor)(6)	10/01/2022	8,880	8,565	8,729	6.95%
Wayne, PA	1st Lien, Senior Secured Loan(5),(24)		9.09% (L + 7.00%, 8.00% Floor)(6)	9/30/2021	4,900	4,565	4,577	3.64%
						13,130	13,306	10.59%

Tallage Davis, LLC	1st Lien, Senior Secured Loan(5),(26)	Real Estate Services	11.00%	01/26/2023	3,100	3,100	3,083	2.45%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(26)		11.00%	01/26/2023	11,000	-	(61)	(0.05)%
						3,100	3,022	2.40%

Tallage Lincoln, LLC	1st Lien, Senior Secured Loan(5),(16)	Real Estate Services	12.34% (L + 10.00%, 11.00% Floor)(13)	12/31/2019	4,298	4,299	4,279	3.41%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(16)		12.34% (L + 10.00%, 11.00% Floor)(13)	12/31/2019	2,250	-	(10)	(0.01)%
						4,299	4,269	3.40%

The Selling Source, LLC	1st Lien, Senior Secured Loan(5),(16),(23)	Information and Data Services	17.00% (9.00% PIK, 8.00% Cash)(7),(9)	12/31/2017	5,689	4,202	4,841	3.85%
Las Vegas, NV

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Tru Taj, LLC	1st Lien, Senior Secured Bond(11)	Retail	12.00%	08/15/2021	16,000	15,346	11,960	9.52%
Wayne, NJ	1st Lien, Debtor in Possession Note(5),(28)		11.00%	01/22/2019	1,655	1,703	1,725	1.37%
						17,049	13,685	10.90%

Total Non-Affiliated, Non-Controlled Investments						139,972	136,910	109.01%

Short-Term Investments - 63.06% of Net Assets

State Street Institutional Treasury Money Market Fund	Premier Class				4,531,772	4,532	4,532	3.61%

United States Treasury	Treasury Bill		1.90%	9/27/2018	75,000	74,666	74,658	59.45%

Total Short-Term Investments						79,198	79,190	63.06%

TOTAL INVESTMENTS(14) – 221.75% of Net Assets						$328,372	$278,493	221.75%

Other Liabilities in Excess of Assets - (121.75)% of Net Assets							$(152,902)	(121.75)%

NET ASSETS							$125,591	100.00%
(1)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of June 30, 2018.  If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.

(2)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.  No unrestricted securities of the same issuer are outstanding.

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	The interest rate on these loans may be subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2018 was 2.09%.
(7)	Security pays, or has the option to pay, all of its interest in kind.
(8)	Non-income producing security.
(9)	Investment was on non-accrual status as of June 30, 2018.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 18.28% were non-qualifying assets as of June 30, 2018.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2018 was 2.34%.
(14)

As of June 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,691; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $52,535; the net unrealized depreciation was $50,884; the aggregate cost of securities for Federal income tax purposes was $329,337.

(15)	Restricted security initially obtained on February 28, 2017.
(16)	Restricted security initially obtained on November 3, 2016.
(17)	Restricted security initially obtained on December 14, 2017.
(18)	Restricted security initially obtained on May 17, 2017.
(19)	Restricted security initially obtained on September 28, 2017.
(20)	Restricted security initially obtained on November 15, 2017.
(21)	Restricted security initially obtained on December 13, 2017.
(22)	Restricted security initially obtained on December 20, 2017.
(23)	Loan defaulted on January 1, 2018.
(24)	Restricted security initially obtained on January 24, 2018.
(25)	Restricted security initially obtained on February 2, 2018.
(26)	Restricted security initially obtained on March 20, 2018.
(27)	Restricted security initially obtained on March 22, 2018.
(28)	Restricted security initially obtained on March 26, 2018.
(29)	Restricted security initially obtained on March 27, 2018.
(30)	Restricted security initially obtained on June 8, 2018

L = LIBOR

As of June 30, 2018, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Fixed Income	$185,332	147.57%
Equity/Other	13,971	11.13%
Short-Term Investments	79,190	63.05%
Total	$278,493	221.75%

As of June 30, 2018, the industry composition of the Company’s portfolio, excluding short-term investments, at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunication Services	$41,950	33.40%
Building Cleaning and Maintenance Services	18,766	14.94%
Manufacturing	16,450	13.10%
Industrial Conglomerates	14,138	11.26%
Retail	13,685	10.90%
Software Services	13,646	10.87%
Technology Services	13,306	10.59%
Gaming, Lodging & Restaurants	9,801	7.80%
Chemicals	9,571	7.62%
Radio Broadcasting	8,869	7.06%
Real Estate Services	7,291	5.81%
Business Services	7,291	5.81%
Water Transport	6,206	4.94%
Information and Data Services	4,841	3.85%
Oil, Gas & Coal	4,611	3.67%
Industrial Other	3,316	2.64%
Hotel Operator	2,574	2.05%
Consumer Finance	2,448	1.95%
Wireless Communications	272	0.22%
Grain Mill Products	237	0.19%
Maritime Security Services	34	0.03%
Short-Term Investments	79,190	63.05%
Total	$278,493	221.75%

As of June 30, 2018, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$236,509	188.32%
United Kingdom	41,984	33.43%
Total	$278,493	221.75%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest(2)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 174.43% of Net Assets(1)
Controlled Investments - 13.68% of Net Assets(3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5),(15)	Building Cleaning and Maintenance Services	11.38%(L + 10.00%)(6)	02/27/2022	-	$-	$-	-
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded(5),(15)		11.38%(L + 10.00%)(6)	02/27/2022	3,000	-	-	-
	1st Lien, Senior Secured Loan A(5),(15)		12.38%(L + 11.00%)(6)	02/27/2022	9,900	9,900	9,900	7.48%
	1st Lien, Senior Secured Loan B(5),(15)		15.38%(L + 14.00%)(6),(7)	02/27/2022	9,105	8,587	8,204	6.20%
	Common Equity(5),(8),(15)				1	-	-	-
						18,487	18,104	13.68%
Total Controlled Investments						18,487	18,104	13.68%

Affiliate Investments - 1.34% of Net Assets(4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan(5),(10),(16)	Maritime Security Services	16.38%(L + 12.00%, 12.50% Floor)(6),(7),(9)	06/01/2018	4,903	4,240	1,770	1.34%
London, UK	Common Equity(5),(8),(10),(16)				19	-	-	-
						4,240	1,770	1.34%
Total Affiliate Investments						4,240	1,770	1.34%

Non-Affiliated, Non-Controlled Investments - 109.60% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan(5),(10),(17)	Software Services	8.94%(L + 7.25%, 8.25% floor)(13)	06/13/2025	5,000	5,037	5,005	3.78%
Philadelphia, PA

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond(10),(11)	Wireless Telecommunications Services	12.50%	10/01/2021	34,917	30,427	28,807	21.78%
London, UK	3rd Lien, Senior Secured Bond(10),(11)		14.50%(20.00% if PIK election is made)(7)	10/01/2023	54,113	45,011	13,257	10.02%
	Common Equity(8),(10)				1,829,496	23	213	0.16%
						75,461	42,277	31.96%

Commercial Barge Line Company	1st Lien, Senior Secured Loan(5),(18)	Water Transport	10.32%(L + 8.75%, 9.75% Floor)(6)	11/12/2020	9,254	7,551	5,279	3.99%
Jeffersonville, IN

Portfolio Company	Security	Industry	Interest(2)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Davidzon Radio, Inc.	1st Lien, Senior Secured Loan(5),(16)	Radio Broadcasting	14.38%(L + 10.00%, 11.00% Floor)(6),(14)	03/31/2020	9,685	9,144	8,876	6.71%
Brooklyn, NY

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver(5),(19)	Chemicals	6.28%(L + 4.75%, 5.75% Floor)(6)	04/30/2019	3,646	3,465	3,500	2.64%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded(5),(19)		6.28%(L + 4.75%, 5.75% Floor)(6)	04/30/2019	729	(29)	(29)	(0.02%)
	1st Lien, Senior Secured Loan(5),(19)		6.28%(L + 4.75%, 5.75% Floor)(6)	04/30/2019	6,563	6,248	6,300	4.76%
						9,684	9,771	7.38%

International Wire Group Inc	2nd Lien, Senior Secured Bond(11)	Manufacturing	10.75%	08/01/2021	13,000	12,071	11,960	9.04%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan(5),(16)	Hotel Operator	18.38%(L + 12.00%,12.25% Floor)(6),(9),(12)	12/18/2017	2,715	1,300	1,605	1.21%
Luling, TX

Michael Baker International, LLC	2nd Lien, Senior Secured Bond(11)	Industrial Conglomerates	8.75%	03/01/2023	5,000	4,876	4,838	3.66%
Pittsburgh, PA

NANA Development Corp.	1st Lien, Senior Secured Bond(11)	Industrial Other	9.50%	03/15/2019	7,000	6,902	7,070	5.34%
Anchorage, AK

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan(5),(10),(16)	Consumer Finance	7.50%(L + 5.50%, 7.50% Floor)(6)	01/27/2020	1,462	1,020	878	0.67%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Loan(5),(16)	Wireless Communications	6.94%(L + 5.25%)(13)	06/29/2020	9,754	8,908	9,749	7.37%
Guaynabo, PR	1st Lien, Senior Secured Delayed Draw Loan(5),(20)		8.75%(Prime Rate + 4.25%)(13)	06/29/2020	274	274	274	0.21%
	1st Lien, Senior Secured Unfunded Delayed Draw Loan(5),(20)		8.75%(Prime Rate + 4.25%)(13)	06/29/2020	1,098	-	-
						9,182	10,023	7.58%
RiceBran Technologies Corporation	Warrants(5),(8),(16)	Grain Mill Products	$1.60 Strike Price	05/12/2020	300,000	145	136	0.10%
Scottsdale, AZ

Portfolio Company	Security	Industry	Interest(2)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
SESAC Holdco II LLC	2nd Lien, Senior Secured Loan(5),(21)	Business Services	8.94%(L+7.25%)(13)	02/24/2025	4,150	4,103	4,156	3.14%
Nashville, TN

Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan(5),(22)	Technology Services	11.69%(L+10.00%)(13)	10/01/2022	6,000	5,700	5,952	4.50%
Wayne, PA

Tallage Lincoln, LLC.	1st Lien, Senior Secured Loan(5),(16)	Real Estate Services	11.69%(L + 10.00%, 11.00% Floor)(13)	12/31/2019	5,723	5,725	5,718	4.32%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(16)		11.69%(L + 10.00%, 11.00% Floor)(13)	12/31/2019	2,250	-	-	-
						5,725	5,718	4.32%

The Finance Company	1st Lien, Senior Secured Loan(5),(16)	Consumer Finance	17.88%(L + 13.50%, 14.00% Floor)(6),(12)	03/31/2018	2,191	2,191	1,993	1.51%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan(5),(16)		17.88%(L + 13.50%, 14.00% Floor)(6),(12)	03/31/2018	709	-	-	-
						2,191	1,993	1.51%

The Selling Source, LLC	1st Lien, Senior Secured Loan(5),(16),(23)	Information and Data Services	17.00%(9.00% PIK),( 8.00% Cash)(7),(9)	12/31/2017	5,689	4,202	4,659	3.52%
Las Vegas, NV

Tru Taj, LLC	1st Lien, Senior Secured Bond(11)	Retail	12.00%	08/15/2021	16,000	15,264	14,800	11.19%
Wayne, NJ

Total Non-Affiliated, Non-Controlled Investments						179,558	144,996	109.60%

Short-Term Investments - 49.81% of Net Assets

State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund				16,052,817	16,053	16,053	12.13%

United States Treasury	Treasury Bill			3/29/2018	50,000	49,839	49,837	37.67%

Total Short-Term Investments						65,892	65,890	49.80%

TOTAL INVESTMENTS(14) – 174.43% of Net Assets						$268,177	$230,760	174.43%

Other Liabilities in Excess of Assets - (74.43)% of Net Assets							$(98,473)	(74.43%)

NET ASSETS							$132,287	100.00%
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

(15)	Restricted security initially obtained on February 28, 2017.
(16)	Restricted security initially obtained on November 3, 2016.
(17)	Restricted security initially obtained on December 14, 2017.
(18)	Restricted security initially obtained on May 17, 2017.
(19)	Restricted security initially obtained on September 28, 2017.
(20)	Restricted security initially obtained on November 15, 2017.
(21)	Restricted security initially obtained on December 13, 2017.
(22)	Restricted security initially obtained on December 20, 2017.
(23)	Loan defaulted on January 1, 2018.

L = LIBOR

As of December 31, 2017 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
1st Lien/Senior Secured Debt	$164,521	124.36%
Equity/Other	349	0.26%
Short-term investments	65,890	49.81%
Total Long Term Investments	$230,760	174.43%

As of December 31, 2017 the industry composition of the Company’s portfolio at fair value was as follows:

	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$42,277	31.96%
Building Cleaning and Maintenance Services	18,104	13.68%
Retail	14,800	11.19%
Manufacturing	11,960	9.04%
Wireless Communications	10,023	7.58%
Chemicals	9,771	7.39%
Radio Broadcasting	8,876	6.71%
Industrial Other	7,070	5.34%
Technology Services	5,952	4.50%
Real Estate Services	5,718	4.32%
Water Transport	5,279	3.99%
Software Services	5,005	3.78%
Industrial Conglomerates	4,838	3.66%
Information and Data Services	4,659	3.52%
Business Services	4,156	3.14%
Consumer Finance	2,871	2.17%
Maritime Security Services	1,770	1.34%
Hotel Operator	1,605	1.21%
Grain Mill Products	136	0.10%
Short-term investments	65,890	49.81%
Total	$230,760	174.43%

As of December 31, 2017 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$186,713	141.14%
United Kingdom	44,047	33.29%
Total	$230,760	174.43%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.  The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned, or previously wholly-owned, subsidiaries, TFC-SC Holdings, LLC, PE Facility Solutions, LLC and Double Deuce Lodging LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

Interest Income received as payment-in-kind (“PIK”) is reported separately in the Statements of Operations.  Income is included as PIK if the instrument solely provides for settlement in kind.  In the event that the borrower can settle in kind or via cash payment, the income is not included as PIK until the borrower elects to pay in kind and the payment is received by the Company.  In the event there is a lesser cash rate in a PIK toggle instrument, income is accrued at the lesser cash rate until the coupon is paid in kind and such larger payment is received by the Company.

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

Organization and Merger Related Costs.  Organization and Merger-related costs, including costs relating to the formation and incorporation of the business, were deemed to be incurred by the Company only subsequent to the Merger being completed.

Cash and Cash Equivalents.  Cash and cash equivalents typically consist of bank demand deposits.

Valuation of Portfolio Investments.  The Company carries its investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources.  In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s board of directors (the “Board of Directors”).

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

U.S. Federal Income Taxes.  From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”).  The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code for the partial taxable period beginning on October 1, 2016 and ending December 31, 2016.  The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years.  In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year.  Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year.  Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.  So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Recent Accounting Developments

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

3.  SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement.  On September 27, 2016, the Company entered into an investment management agreement (the “Investment Management Agreement”) with GECM.  Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement.  This fee consists of two components: a base management fee and an incentive fee.

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

For the three and six months ended June 30, 2018 management fees amounted to $754 and $1,447, respectively.  For the three and six months ended June 30, 2017 management fees amounted to $546 and $1,139, respectively.  As of June 30, 2018 and December 31, 2017, $754 and $612 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of June 30, 2018 was $28,158.  Accrued Unpaid Income includes PIK income of $8,035 capitalized during the six months ended June 30, 2018 and $5,002 of accrued interest income that is expected to PIK.  Accrued Unpaid Income as of December 31, 2017 was $20,168.  Accrued Unpaid Income as of December 31, 2017 includes PIK income of $11,709 capitalized during the year ended December 31, 2017 and $1,962 of accrued interest income that is expected to PIK under PIK toggle elections.

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

Payment of the income incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016.  For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation from and after November 4, 2016.

For the six months ended June 30, 2018 and 2017, the Company incurred income incentive fees of $(1,183) and $1,894, respectively.  For the six months ended June 30, 2018, the income incentive fees incurred include an accrual of $1,454 offset by a reversal of $2,637 of income incentive fees previously accrued (discussed further below).  As of June 30, 2018 and December 31, 2017, $4,075 and $5,257, respectively, remained payable and at both dates $0 was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company accrued Incentive Fees based on capital gains of $0.

GECC’s largest investment, Avanti Communications Group plc (Avanti), has generated significant non-cash income in the form of payment-in-kind (PIK) interest.  In connection with the recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity.  As a result of this debt-for-equity conversion, we have determined that the accrued incentives fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods.  Notwithstanding this reversal, such incentives fees remain payable under the investment management agreement (subject to achievement of return hurdles) and will be recognized as expense to the extent that an exit or recovery results in gross proceeds to us in excess of our initial cost basis in the third lien notes.

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

The Company’s chief executive officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEC.  The Company’s chief compliance officer is also the chief operating officer, chief compliance officer and general counsel of GECM, and the president and chief operating officer of GEC.  The Company’s chief financial officer is also the chief financial officer of GEC.

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

For the six months ended June 30, 2018 and 2017, the Company incurred expenses under the Administration Agreement of $797 and $767, respectively.  As of June 30, 2018 and December 31, 2017, $356 and $257 remained payable, respectively.

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

Level 2 Instruments Valuation Techniques and Significant Inputs

Bank Loans, Corporate Debt, and Other Debt Obligations

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency may include commercial paper, most government agency obligations, certain corporate debt securities, certain mortgage-backed securities, certain bank loans, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Consideration is given to the nature of the quotations (e.g.  indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2018 and December 31, 2017  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$103,242	$82,090	$185,332
Equity/Other	13,734	-	237	13,971
Short Term Investments	79,190	-	-	79,190
Total investment assets	$92,924	$103,242	$82,327	$278,493

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$80,732	$83,789	$164,521
Equity/Other	213	-	136	349
Short Term Investments	65,890	-	-	65,890
Total investment assets	$66,103	$80,732	$83,925	$230,760

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Transfers Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2018
Fixed Income	$83,789	$(16,237)	$62,591	$1,054	$(1,948)	$(47,695)	$536	$82,090
Equity/Other	136	-	-	-	101	-	-	237
Total investment assets	$83,925	$(16,237)	$62,591	$1,054	$(1,847)	$(47,695)	$536	$82,327
The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Transfers Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2017
Fixed Income	$83,979	$-	$139,859	$2,053	$(2,854)	$(142,824)	$3,576	$83,789
Equity/Other	501	-	2,137	(321)	17	(2,198)	-	136
Total investment assets	$84,480	$-	$141,996	$1,732	$(2,837)	$(145,022)	$3,576	$83,925
(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

The net change in unrealized depreciation relating to assets still held at June 30, 2018 totaled $(1,204) consisting of the following: $(1,305) related to fixed income securities and $101 relating to equity/other.  The net change in unrealized depreciation relating to assets still held at December 31, 2017 totaled $(3,315) consisting of the following: $(3,332) related to fixed income and $17 related to equity/other.

No securities were transferred into the Level 3 hierarchy and three securities with a fair value of $16,236 were transferred from Level 3 to Level 2 during the six months ended June 30, 2018 as a result of increased pricing transparency.  There were no transfers into or out of Level 3 for the year ended December 31, 2017.  Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2018 and December 31, 2017, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

June 30, 2018

Level 3 Instruments	Level 3 Assets as of June 30, 2018	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of June 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪ Discount Rate Asset Recovery / Waterfall analysis: ▪ Liquidation Value ▪ Uncertainty Discount	7.9% - 40.0% (13.7%) N/A 15%
Equity	Common Stock, LLC Units and Warrants on private stock	Liquidation Value	N/A
Equity	Warrants on publicly traded stock	Volatility	58.76

December 31, 2017

Level 3 Instruments	Level 3 Assets as of December 31, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	7.69% - 38.75% (11.30%) 4.25 – 13.75 (6.68)
Equity	Common Stock, LLC Units and Warrants on private stock	Liquidation Value	N/A
Equity	Warrants on publicly traded stock	Volatility	67.99%
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

The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.  As of June 30, 2018, the Company’s outstanding borrowings were $79,029, and the Company’s asset coverage ratio was 2.55 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6.17	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5.01	N/A	$1.02

June 30, 2018
GECCL Notes	$32,631	$2.55	N/A	$1.02
GECCM Notes	$46,398	$2.55	N/A	$1.00
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of Great Elm’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.  Asset coverage per unit is expressed in terms of dollar amounts per $1 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it.
(4)	The average market value per unit for the Notes is based on the average daily prices of such notes and is expressed per $1 of indebtedness for each period.

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of June 30, 2018, the Company had not repurchased any of the Notes.  As of June 30, 2018 and December 31, 2017 the Company was in compliance with all covenants under the indentures.

For the three and six months ended June 30, 2018 and 2017, the components of interest expense were as follows:

	For the three months ended June 30, 2018	For the six months ended June 30, 2018	For the three months ended June 30, 2017 (1)	For the six months ended June 30, 2017 (1)
Borrowing interest expense	$1,314	$2,462	$694	$1,388
Amortization of acquisition premium	142	269	(63)	(126)
Total	$1,456	$2,731	$631	$1,262
Weighted average interest rate(2)	7.37%	7.34%	7.61%	7.56%
Average outstanding balance	$79,029	$74,389	$33,646	$33,646
(1)	For the periods ended June 30, 2017, amounts include the 2020 Notes.
(2)	Annualized.

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

	June 30, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,397
Unsecured Debt - GECCM Notes	46,398	46,398	46,491
Total	$79,029	$79,029	$79,888

	December 31, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,218
Total	$32,631	$32,631	$33,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2018, the Company had approximately $17,572 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2018 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

8.  CAPITAL TRANSACTIONS

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, the Company purchased 2,138,479 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.20 per share.  As of June 30, 2018, the Company had cumulatively purchased 2,236,651 shares under its tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $15,000 of cumulative cash paid, under the program since November 4, 2016.  Including the tender offer, the Company utilized $25,000 under its stock buyback and tender program for repurchasing shares.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Amounts in dollars)
November 2016	16,030	$10.79	16,030	$14,826,985
December 2016	82,142	$10.72	82,142	13,946,200
Total 2016	98,172	$10.73	98,172

January 2017	132,434	$11.48	132,434	12,425,611
February 2017	72,678	$11.26	72,678	11,607,509
March 2017	40,617	$11.09	40,617	11,157,069
April 2017	16,846	$11.38	16,846	10,965,351
May 2017 (1)	944,535	$11.44	944,535	10,158,722
June 2017	15,215	$10.42	15,215	10,000,182
July 2017	47,961	$10.73	47,961	9,485,725
August 2017	37,666	$10.78	37,666	9,079,585
September 2017	753,097	$11.00	753,097	792,735
October 2017	65,945	$10.27	65,945	115,277
November 2017	11,485	$10.04	11,485	-
Total 2017	2,138,479	$11.20	2,138,479

Total	2,236,651	$11.18	2,236,651	$-
(1)	Share amounts in this line include the repurchase of 869,565 shares on May 12, 2017 in the $10,000 tender offer we announced on March 30, 2017 that expired on May 5, 2017.

9.  EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and June 30, 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$2,648	$(2,467)	$(1,391)	$912
Denominator for basic and diluted earnings per share - weighted average shares outstanding	10,652,401	12,000,803	10,652,401	12,316,884
Basic and diluted earnings per share	$0.25	$(0.20)	$(0.13)	$0.07

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017, respectively:

	For the Six Months Ended June 30,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$12.42	$13.52
Net investment income	0.93	0.61
Net realized gains	0.11	0.27
Net change in unrealized appreciation (depreciation)	(1.17)	(0.81)
Net increase (decrease) in net assets resulting from operations	(0.13)	0.07
Accretion from share buybacks	-	0.20
Distributions declared from net investment income(2)	(0.50)	(0.50)
Net decrease resulting from distributions to common stockholders	(0.50)	(0.50)
Net asset value, end of period	$11.79	$13.29
Per share market value, end of period	$9.24	$10.62

Shares outstanding, end of period	10,652,401	11,568,555
Total return based on net asset value(3)	(1.04)%	1.98%
Total return based on market value(3)	(1.03)%	(4.78)%

Ratio/Supplemental Data:
Net assets, end of period	$125,591	$153,702
Ratio of total expenses to average net assets before waiver(4),(5)	7.38%	7.19%
Ratio of total expenses to average net assets after waiver(4),(5)	7.38%	7.27%
Ratio of incentive fees to average net assets(4)	(1.85)%	2.30%
Ratio of net investment income to average net assets(4),(5)	15.55%	9.21%
Portfolio turnover	30%	64%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the six months ended June 30, 2018 and 2017 average net assets were $128,924 and $165,822, respectively.

(5)	Annualized for periods less than one year.

11.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at June 30, 2018 represented 33% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at June 30, 2018 represented 16% of the Company's net assets.

As a result of restructurings during the second quarter of 2018, Avanti Communications Group PLC became an affiliated investment and The Finance Company became a controlled investment.  Both investments were previously considered to be non-affiliated, non-controlled investments.

Fair value as of June 30, 2018 along with transactions during the six months ended June 30, 2018 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2018
Issue(1)	Fair value at December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2018	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
OPS Acquisitions Limited and Ocean Protection Services Limited
Term Loan	$1,770	$-	$-	$-	$(1,736)	$34	$-	$-	$-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	1,770	-	-	-	(1,736)	34	-	-	-

Avanti Communications Group PLC
Senior Secured Bond, 2nd Lien	28,807	2,373	-	-	(2,964)	28,216	2,101	87	-
Senior Secured Bond, 3rd Lien	13,257	5,626	50,637	-	31,754	-	3,664	3	-
Equity (9% of class)	213	50,637	-	-	(37,116)	13,734	-	-	-
	42,277	58,636	50,637	-	(8,326)	41,950	5,765	90	-

Totals	$44,047	$58,636	$50,637	$-	$(10,062)	$41,984	$5,765	$90	$-

Controlled Investments
PE Facility Solutions, LLC
Revolver	$-	$33,845	$30,166	$-	$-	$3,679	$90	$22	$-
Term Loan A	9,900	-	-	-	-	9,900	636	-	-
Term Loan B	8,204	507	3,407	210	(327)	5,187	621	-	-
Equity (83% of class)	-	-	-	-	-	-	-	-	-
	18,104	34,352	33,573	210	(327)	18,766	1,347	22	-

The Finance Company
Senior Secured Bond	1,993	-	2,191	-	198	-	181	1	-
Revolver	-	900	365	-	-	535	5	3	-
Term Loan B	-	1,491	-	-	(383)	1,108	12	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,993	2,391	2,556	-	(185)	1,643	198	4	-

Totals	$20,097	$36,743	$36,129	$210	$(512)	$20,409	$1,545	$26	$-
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases resulting from new or additional portfolio investments, capitalized PIK interest, accretion of discounts and the exchange of one or more existing securities for one or more new securities.

(3)	Gross reductions include decreases resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities.
(4)	Interest income includes accrued PIK interest.

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the six months ended June 30, 2018 under at least one of the significance conditions of Rule 4-08(g).  Accordingly, unaudited financial information for the six months ended June 30, 2018 has been included as follows (in thousands):

Balance Sheet	As of June 30, 2018
Current assets	$9,504
Noncurrent assets	11,932
Total Assets	21,436

Current liabilities	7,594
Noncurrent liabilities	20,704
Total Liabilities	28,298

Net Equity	$(6,862)

Statement of Operations	For the Six Months Ended June 30, 2018
Gross Revenues	$29,833
Cost of Sales	(24,321)
SG&A Expenses	(4,181)
EBITDA	$1,331
Net Loss from Continuing Operations	$(1,170)

12.  SUBSEQUENT EVENTS

In July 2018, we purchased an additional $2,000 of par value of Commercial Barge Line Company first lien term loan at a price of approximately 72% of par value.

In July 2018, we purchased $478 of par value of PFS Holdings Corp. first lien term loan at a price of approximately 60% of par value.

In July 2018, we purchased an additional $2,500 of par value of Sungard Availability Services Capital, Inc. first lien senior secured term loan at a price of approximately 99% of par value.

In July 2018, we exercised all of our RiceBran Technologies Corporation warrants at a price of $1.60 per share in a cashless exercise.  This transaction resulted in GECC receiving 139,392 shares.  We subsequently sold all of the shares at a weighted average price of $2.43 per share.

In July 2018, in connection with the sale of one of its businesses, DataX, Ltd., The Selling Source, LLC paid down $3,800 of our outstanding $5,689 first lien, senior secured holding.  The remainder of the investment was restructured, with GECC receiving $1,250 of first out term loan bearing interest at a rate of 3-month LIBOR plus 5%, which matures on January 13, 2020.

In August 2018, we purchased an additional $2,647 of par value of SESAC Holdco II LLC second lien senior secured loan at a price of approximately 99% of par value.

In August 2018, we purchased $2,000 of par value of California Pizza Kitchen, Inc. first lien term loan at a price of approximately 98% of par value.

In August 2018, we sold our position in Foresight Energy LP at a price of approximately 100% of par value.

Our Board declared the monthly distributions for the fourth quarter of 2018 at an annual rate of approximately 8.4% of our June 30, 2018 NAV, which equates to $0.083 per month.  The schedule of distribution payments is as follows:

Month	Rate	Record Date	Payable Date
October	$0.083	October 31, 2018	November 15, 2018
November	$0.083	November 30, 2018	December 14, 2018
December	$0.083	December 31, 2018	January 15, 2019