Form 10-Q
period 2018-09-30
Great Elm Capital Corp.
filed 2018-11-13
CIK 1675033

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 5, 2018, the registrant had 10,652,401 shares of common stock, $0.01 par value per share, outstanding.

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

The valuation process approved by our Board with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

▪	The investment professionals of GECM provide recent portfolio company financial statements and other reporting materials to an independent valuation firm (or firms) approved by our Board;
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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate.  The market approach uses prices and other relevant information generated by market transactions involving comparable assets or liabilities (including a business).  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount.  In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights, and the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, and merger and acquisition comparables; and enterprise values.

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

Investments are classified in accordance with accounting principles generally accepted in the United States of America into the three broad levels as follows:

•	Level 1:Investments valued using unadjusted quoted prices in active markets for identical assets.
•	Level 2:Investments valued using other unadjusted observable market inputs, e.g. quoted prices for our securities in markets that are not active or quotes for comparable instruments.
•

Level 3:Investments that are valued using quotes for our securities or comparable instruments and other observable market data to the extent available, but which also take into consideration one or more unobservable inputs that are significant to the valuation taken as a whole.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016:

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
Quarter ended September 30, 2018	38,969	(37,991)	10.40%
For the period ended September 30, 2018	140,116	(94,789)

Since inception	$547,151	$(311,511)
(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and PIK income.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, were excluded.

(2)

Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, were excluded.

(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date.  Debt securities on non-accrual status are included in the calculation and are treated as having 0% as their interest rate for purposes of this calculation.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2018 and the year ended December 31, 2017.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, were excluded from the table below.

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Beginning Investment Portfolio	$164,870	$154,677
Portfolio Investments acquired(1)	140,116	199,878
Amortization of premium and accretion of discount, net	2,206	5,627
Portfolio Investments repaid or sold(2)	(94,789)	(174,983)
Net change in unrealized appreciation (depreciation) on investments	(11,181)	(23,962)
Net realized gain (loss) on investments	2,035	3,633
Ending Investment Portfolio	$203,257	$164,870
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

During the three and nine months ended September 30, 2018, inclusive of short-term securities, we recorded net change in unrealized depreciation of $1,275 and $(11,187), respectively.

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2018:

Industry	Investments at Fair Value	Percentage of Net Assets
Food Products	$1,979	1.55%
Food & Staples Retailing	5,569	4.36%
Building Cleaning and Maintenance Services	19,934	15.60%
Business Services	9,918	7.76%
Chemicals	9,431	7.38%
Consumer Finance	2,346	1.84%
Gaming, Lodging & Restaurants	9,841	7.70%
Hotel Operator	2,751	2.15%
Industrial Conglomerates	14,536	11.37%
Information and Data Services	1,250	0.98%
Manufacturing	17,281	13.52%
Maritime Security Services	34	0.03%
Radio Broadcasting	8,847	6.92%
Real Estate Services	5,583	4.37%
Retail	15,612	12.22%
Software Services	8,957	7.01%
Technology Services	15,738	12.31%
Water Transport	10,618	8.31%
Wireless Communications	272	0.21%
Wireless Telecommunications Services	42,760	33.46%
Short-Term Investments	75,862	59.36%
Total	$279,119	218.41%

Results of Operations

Total Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$6,181	$0.58	$6,466	$0.58	$20,841	$1.96	$20,018	$1.67
Interest income	6,127	0.58	6,347	0.57	20,474	1.92	19,311	1.61
Dividend income	23	0.00	108	0.01	178	0.02	239	0.02
Other income	31	0.00	11	0.00	189	0.02	468	0.04
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended September 30, 2018 and the nine months ended September 30, 2018.
(2)

The per share amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017 and a weighted average of 11,988,368 shares for the nine months ended September 30, 2017.

Interest income included net accretion of OID and market discount of $797 and $2,206 for the three and nine months ended September 30, 2018, respectively.  Interest income also included accrued PIK income of $1,932 and $6,934 for the three and nine months ended September 30, 2018, respectively.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Operating Expenses	$3,495	$0.33	$2,896	$0.26	$8,212	$0.77	$8,876	$0.74
Management fees	768	0.07	547	0.05	2,215	$0.21	1,686	0.14
Incentive fees	576	0.05	890	0.08	(607)	$(0.06)	2,784	0.23
Total advisory fees	$1,344	$0.13	$1,437	$0.13	$1,608	$0.15	$4,470	$0.37
Administration fees	202	0.02	287	0.03	999	0.09	1,054	0.09
Directors’ fees	51	0.00	40	0.00	150	0.01	88	0.01
Interest expense	1,457	0.14	717	0.06	4,188	0.39	1,979	0.16
Professional services	325	0.03	212	0.02	791	0.07	719	0.06
Custody fees	15	0.00	10	0.00	44	0.00	34	0.00
Other	101	0.01	193	0.02	432	0.04	462	0.04
Fee Waivers and Expense Reimbursement	-	-	-	-	-	-	70	0.01
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended September 30, 2018 and the nine months ended September 30, 2018.
(2)

The per share amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017 and a weighted average of 11,988,368 shares for the nine months ended September 30, 2017.

Net expenses for the nine months ended September 30, 2018 decreased as compared to net expenses for the nine months ended September 30, 2017 primarily due to the reversal of $2,637 of incentive fees recorded in prior periods.  Our largest investment, Avanti Communications Group plc (“Avanti”), has generated significant non-cash income in the form of PIK interest.  In connection with the recent restructuring of Avanti, which closed on April 26, 2018, our investment in Avanti’s third lien senior secured notes (the “third lien notes”) was converted into Avanti common equity.  As a result of this debt-for-equity conversion, we have determined that the accrued incentive fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods.  Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery results in gross proceeds to us in excess of our initial cost basis in the third lien notes.

Excluding the impact of the incentive fee reversal described above, net expenses for the three and nine months ended September 30, 2018 increased as compared to net expenses for the three and nine months ended September 30, 2017 primarily due to increased interest expense, as a result of having a greater amount of debt outstanding compared to the prior year.  The GECCM Notes (as defined below) were newly issued in January 2018.  See “—Liquidity and Capital Resources—Notes Payable” for further information.

Net Realized Gains (Losses) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Realized Gains	$898	$0.08	$59	$0.01	$2,025	$0.19	$3,420	$0.29
(1)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three months ended September 30, 2018 and the nine months ended September 30, 2018.
(2)

The per share amounts are based on a weighted average of 11,342,048 shares for the three months ended September 30, 2017 and a weighted average of 11,988,368 shares for the nine months ended September 30, 2017.

During the three months ended September 30, 2018, we recorded net realized gains of $898, which primarily consist of approximately $702 in acceleration of original issue discount in connection with the restructuring of our investment in Speedwell Holdings (formerly known as The Selling Source, LLC) and net realized gain of $190 on the exercise of the RiceBran Technologies Corporation warrants and subsequent sale of the common stock received in that exercise.

Realized gains for the nine months ended September 30, 2018 also include realized gains in connection with principal amortization of loans that were acquired at a discount, and realized gains on the sale of the PR Wireless, Inc. senior secured loan, sales of NANA Development Corp. senior bonds and a partial repayment on our PE Facility Solutions, LLC Term Loan B.

Realized gains for the three months ended September 30, 2017 primarily consisted of principal amortization of loans acquired at a discount.  During the nine months ended September 30, 2017 we recorded net realized gains of $3,420 primarily in connection with the disposition of several investments and the prepayment of a portion of our loan to Sonifi Solutions.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, excluding the impact of unrealized appreciation (depreciation) on short-term securities such as U.S. Treasury Bills and money market mutual funds, for the nine months ended September 30, 2018.

		September 30, 2018			December 31, 2017
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Avanti Communications Group plc(1)	$(7,706)	$83,650	$42,760	$(40,890)	$75,461	$42,277	$(33,184)
Tru Taj, LLC	(4,454)	20,530	15,612	$(4,918)	15,264	14,800	(464)
OPS Acquisitions Limited and Ocean Protection Services Limited	(1,736)	4,240	34	(4,206)	4,240	1,770	(2,470)
Best Western Luling (fka Luling Lodging, LLC)	1,146	1,300	2,751	1,451	1,300	1,605	305
Commercial Barge Line Company	1,560	11,330	10,618	(712)	7,551	5,279	(2,272)
Other, net(2)	7	130,805	131,482	677	98,469	99,139	670
Totals	$(11,183)	$251,855	$203,257	$(48,598)	$202,285	$164,870	$(37,415)
(1)	Recognition of accretion of discount and capitalized PIK interest increased our cost basis during the period. We did not fund any incremental investment during the period.
(2)	Other represents all remaining investments excluding short-term investments such as U.S. Treasury Bills and money market mutual funds.

The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio, excluding the impact of unrealized appreciation (depreciation) on short-term securities such as U.S. Treasury Bills and money market mutual funds, for the three months ended September 30, 2018.

		September 30, 2018			June 30, 2018
Portfolio Company	Change in Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Tru Taj, LLC	$(1,554)	$20,530	$15,612	$(4,918)	$17,049	$13,685	$(3,364)
Avanti Communications Group plc(1)	620	83,650	42,760	(40,890)	83,460	41,950	(41,510)
Commercial Barge Line Company	626	11,330	10,618	(712)	7,544	6,206	(1,338)
International Wire Group Inc	762	16,545	17,281	736	16,476	16,450	(26)
PE Facility Solutions, LLC	970	19,674	19,934	260	19,476	18,766	(710)
Other, net(2)	(151)	100,126	97,052	(3,074)	105,169	102,246	(2,923)
Totals	$1,273	$251,855	$203,257	$(48,598)	$249,174	$199,303	$(49,871)
(1)	Recognition of accretion of discount and capitalized PIK interest increased our cost basis during the period. We did not fund any incremental investment during the period.
(2)	Other represents all remaining investments excluding short-term investments such as U.S. Treasury Bills and money market mutual funds.

Net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2017 was $(22,382).  Net change in unrealized appreciation (depreciation) for the three months ended September 30, 2017 was $(12,361).  In each of these periods, the change in unrealized appreciation (depreciation) was primarily driven by the performance of the investment in Avanti.

Liquidity and Capital Resources

At September 30, 2018, we had approximately $4,060 of cash and cash equivalents, none of which was restricted in nature.  At September 30, 2018, we also had $1,252 invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At September 30, 2018, we had investments in 29 debt instruments across 23 companies, totaling approximately $190,216 at fair value and equity investments in four companies, totaling approximately $13,041 at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2018, we had approximately $17,360 in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our September 30, 2018 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2018, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “—Results of Operations,” was approximately $(33,216), reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to OID and PIK income and proceeds from sales of investments and principal payments received.  Net cash used for purchases and sales of investments was approximately $(37,035), reflecting principal repayments and sales of $94,789, offset by additional investments of $(131,824).  Such amounts included draws and repayments on revolving credit facilities.

For the nine months ended September 30, 2018, net cash provided by financing activities was $34,360, which consisted primarily of $44,448 in cash proceeds from the issuance of the GECCM Notes partially offset by $(10,088) in distributions to investors.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

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

Recent Developments

In October 2018, we purchased an additional $5,813 of par value of PFS Holdings Corp. first lien term loan at a price of approximately 60% of par value.

In October 2018, we purchased approximately $2,000 of par value of Viasat, Inc. receivable at a price of 85% of par value.

In November 2018, $1,256 of par value of Geo Specialty Chemicals, Inc. first lien term loan was paid down at 100% of par value.

In November 2018, we funded an additional $329 of par value to PR Wireless, Inc. first lien, delayed draw.

On October 22, 2018, based on the Form 4 filed by MAST Capital, a related party, with the Securities and Exchange Commission, MAST Capital executed a trade to sell 2,276,279 shares of GECC at $7.55 per share.  After this transaction, MAST Capital has 2,711,874 shares of GECC representing approximately 25.5% of the outstanding shares.

Our Board declared the monthly distributions for the first quarter of 2019 at an annual rate of approximately 8.3% of our September 30, 2018 net asset value, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.

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

As of September 30, 2018, we had approximately $79 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 258%.  For risks associated with the reduction in our required minimum asset coverage ratio from 200% to 150%, see “Risk Factors—Risks Resulting from the Reduction in Required Minimum Asset Coverage Ratio.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of September 30, 2018, eight debt investments in our portfolio bore interest at a fixed rate, and the remaining 21 debt investments were at variable rates, representing approximately $82,619 and $107,681 in debt at fair value, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our interest income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of September 30, 2018.  We have also assumed that we have no outstanding floating rate borrowings.  The below table illustrates the effect such assumed rate changes would have on an annual basis.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$6,296
2.00%	$4,197
1.00%	$2,099
(1.00)%	$(2,090)
(2.00)%	$(3,759)
(3.00)%	$(5,207)

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  The following items update the legal proceedings previously disclosed in our Form 10-K.

We are named as a defendant in a lawsuit captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. This lawsuit was brought by a member of Selling Source, LLC, one of our portfolio investments, against various members of and lenders to Selling Source.  The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against us. As of September 30, 2018, we held $1.25 million in principal amount, or approximately 6%, of Selling Source’s outstanding senior bank debt. The lawsuit was filed on March 5, 2016 and the plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us. In June 2018, Intrepid sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint.  In September 2018, we joined the other defendants in a motion to dismiss on various grounds.  We intend to continue to monitor the matter and will assess the need to defend the matter further as necessary.

We were named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al., filed on September 23, 2016 (the “Saunders Action”), and William L.  Russell, Jr., individually and on behalf of all others similarly situated, v.  Biderman, et al., filed on September 12, 2016 and amended on September 22, 2016 (the “Russell Action”), in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the “Circuit Court”), respectively.  On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v.  Felton, et al., was filed in the Circuit Court (the “Speiser Action,” and together with the Russell Action, the “State Court Actions”) (the State Court Actions, together with the Saunders Action, the “Actions”).

On October 24, 2016, we, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the “MOU”).  Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the Merger.  The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the merger agreement between GECC and Full Circle; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders. In March 2018, the Saunders Action was voluntarily dismissed by the plaintiff without prejudice. In August 2018, the State Court Actions were dismissed by the Circuit Court without prejudice for failure to prosecute.

In September 2018, we, the other lenders, and the lender trustee under PEAKS Trust 2009-11, were named as defendants in a claim brought by the chapter 7 trustee in the ITT Educational Services bankruptcy.  Full Circle Capital Corporation (“Full Circle”), predecessor by merger to GECC, purchased via assignment a portion of the PEAKS Trust 2009-1 senior secured facility from Deutsche Bank Trust Company Americas in December 2016.  The PEAKS Trust 2009-1 senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc.  In September 2016, ITT and its affiliates filed for relief under chapter 7 of the bankruptcy code.  Following the chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including Great Elm Capital Corporation, successor by merger to Full Circle.  On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement.  We are continuing to monitor these proceedings.

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

As of September 30, 2018, we had approximately $79 million of total outstanding indebtedness under two series of senior securities (unsecured senior notes)—the GECCL Notes and the GECCM Notes—and our asset coverage ratio was 258%.  Holders of our GECCL Notes and GECCM Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

If we are unable to meet the financial obligations under the GECCL Notes or the GECCM Notes, the holders of such indebtedness would have a superior claim to our assets over our common stockholders in the event of a default by us.  If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses.  Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed.  Such a decline would also negatively affect our ability to make distributions with respect to our common stock.  Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  Moreover, as the base management fee payable to GECM, our investment adviser, is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests.  In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

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

GREAT ELM CAPITAL CORP.

Date: November 13, 2018	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: November 13, 2018	By:	/s/ John J. Woods
	Name:	John J. Woods
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $141,980 and $179,558, respectively)	$138,801	$144,996
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $75,870 and $65,892, respectively)	75,862	65,890
Affiliated investments, at fair value (amortized cost of $87,890 and $4,240, respectively)	42,794	1,770
Controlled investments, at fair value (amortized cost of $21,985 and $18,487, respectively)	21,662	18,104
Total investments	279,119	230,760

Cash and cash equivalents	4,060	2,916
Receivable for investments sold	390	12
Interest receivable	3,620	5,027
Due from portfolio company	448	204
Due from affiliates	674	692
Prepaid expenses and other assets	172	302
Total assets	$288,483	$239,913

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,215 and $1,435, respectively)	$31,416	$31,196
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,756 and $0, respectively)	44,642	-
Payable for investments purchased	76,973	66,165
Interest payable	354	354
Distributions payable	884	3,015
Due to affiliates	5,584	6,193
Accrued expenses and other liabilities	833	703
Total liabilities	$160,686	$107,626

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,652,401 and 10,652,401shares issued and outstanding, respectively)	$107	$107
Additional paid-in capital	198,426	198,426
Accumulated net realized losses	(31,303)	(33,328)
Undistributed net investment income	9,171	4,499
Net unrealized depreciation on investments	(48,604)	(37,417)
Total net assets	$127,797	$132,287
Total liabilities and net assets	$288,483	$239,913
Net asset value per share	$12.00	$12.42

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$4,326	$5,677	$11,363	$17,719
Non-affiliated, non-controlled investments (PIK)	-	-	-	-
Affiliated investments	(630)	-	568	48
Affiliated investments (PIK)	1,671	-	6,238	-
Controlled investments	499	670	1,609	1,544
Controlled investments (PIK)	261	-	696	-
Total interest income	6,127	6,347	20,474	19,311
Dividend income from non-affiliated, non-controlled investments	23	108	178	239
Other income from:
Non-affiliated, non-controlled investments	10	11	52	468
Affiliated investments	-	-	90	-
Controlled investments	21	-	47	-
Total other income	31	11	189	468
Total investment income	$6,181	$6,466	$20,841	$20,018

Expenses:
Management fees	$768	$547	$2,215	$1,686
Incentive fees	576	890	(607)	2,784
Administration fees	202	287	999	1,054
Custody fees	15	10	44	34
Directors’ fees	51	40	150	88
Professional services	325	212	791	719
Interest expense	1,457	717	4,188	1,979
Other expenses	101	193	432	462
Total expenses	3,495	2,896	8,212	8,806
Accrued administration fee waiver	-	-	-	70
Net expenses	$3,495	$2,896	$8,212	$8,876
Net investment income	$2,686	$3,570	$12,629	$11,142

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$898	$59	$1,815	$3,420
Affiliated investments	-	-	-	-
Controlled investments	-	-	210	-
Total net realized gain (loss)	898	59	2,025	3,420
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(115)	(13,921)	(2,003)	(19,911)
Affiliated investments	620	230	(9,442)	(1,790)
Controlled investments	770	1,330	258	(681)
Total net change in unrealized appreciation (depreciation)	1,275	(12,361)	(11,187)	(22,382)
Net realized and unrealized gains (losses)	$2,173	$(12,302)	$(9,162)	$(18,962)
Net increase (decrease) in net assets resulting from operations	$4,859	$(8,732)	$3,467	$(7,820)

Net investment income per share (basic and diluted):	$0.25	$0.32	$1.19	$0.93
Earnings per share (basic and diluted):	$0.46	$(0.77)	$0.33	$(0.65)
Weighted average shares outstanding (basic and diluted):	10,652,401	11,342,048	10,652,401	11,988,368

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,629	$11,142
Net realized gain (loss) on investments	2,025	3,420
Net change in unrealized appreciation (depreciation) on investments	(11,187)	(22,382)
Net increase (decrease) in net assets resulting from operations	3,467	(7,820)

Distributions to stockholders from:
Net investment income	(7,957)	(8,898)
Total distributions to stockholders	(7,957)	(8,898)

Capital transactions:
Purchases of common stock	-	(23,461)
Net increase (decrease) in net assets resulting from capital transactions	-	(23,461)
Total increase (decrease) in net assets	(4,490)	(40,179)
Net assets at beginning of period	$132,287	$172,984
Net assets at end of period	$127,797	$132,805
Undistributed net investment income	$9,171	$3,579

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	12,790,880
Shares purchased	-	(2,061,049)
Shares outstanding at the end of the period	10,652,401	10,729,831

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,467	$(7,820)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(131,824)	(142,126)
Increase (decrease) in payable for investments purchased	10,808	(8,964)
Net change in short-term investments	(9,988)	(52,269)
Payment-in-kind income	(8,292)	(4,588)
Proceeds from sales of investments	81,235	53,244
(Increase) decrease in receivable for investments sold	(378)	9,406
Proceeds from principal payments	13,554	81,968
Net realized (gain) loss on investments	(2,025)	(3,420)
Net change in unrealized (appreciation) depreciation on investments	11,187	22,382
Amortization of premium and accretion of discount, net	(2,206)	(4,181)
Amortization of discount (premium) on long term debt	414	(179)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	-	786
(Increase) decrease in interest receivable	1,407	(1,049)
(Increase) decrease in dividends receivable	-	(34)
(Increase) decrease in deposit at broker	-	(211)
(Increase) decrease in due from portfolio company	(244)	128
(Increase) decrease in due from affiliates	18	(530)
(Increase) decrease in prepaid expenses and other assets	130	(21)
Increase (decrease) in interest payable	-	77
Increase (decrease) in due to affiliates	(609)	1,203
Increase (decrease) in accrued expenses and other liabilities	130	(696)
Net cash provided by (used for) operating activities	(33,216)	(56,894)
Cash flows from financing activities
Purchases of common stock	-	(23,461)
Issuance of GECCL Notes payable	-	31,111
Issuance of GECCM Notes payable	44,448	-
Increase in offering costs payable	-	610
Distributions paid	(10,088)	(10,130)
Net cash provided by (used for) financing activities	34,360	(1,870)
Net increase (decrease) in cash	1,144	(58,764)
Cash, beginning of period	2,916	66,782
Cash, end of period	$4,060	$8,018

Supplemental disclosure of non-cash financing activities :
Dividends declared, not yet paid	$884	$891
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$120	$-
Cash paid for interest	$3,774	$2,092

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2018

Dollar amounts in thousands

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 218.41% of Net Assets(2)
Controlled Investments - 16.95% of Net Assets(3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5),(15)	Building Cleaning and Maintenance Services	12.26% (L + 10.00%)(6)	02/27/2022	3,606	$3,606	$3,606	2.82%
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded(5),(15)		12.26% (L + 10.00%)(6)	02/27/2022	2,394	-	-	-%
	1st Lien, Senior Secured Loan A(5),(15)		13.26% (L + 11.00%)(6)	02/27/2022	9,900	9,900	9,900	7.75%
	1st Lien, Senior Secured Loan B(5),(15)		16.26% (L + 14.00%)(6),(7)	02/27/2022	6,428	6,168	6,428	5.03%
	Common Equity(5),(8),(15)				1	-	-	-%
						19,674	19,934	15.60%

The Finance Company	1st Lien, Senior Secured Revolver(5)	Consumer Finance	13.26% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	820	820	820	0.64%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan(5)		13.26% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	180	-	-	-%
	2nd Lien Secured Term Loan B(5),(30)		13.26% (L + 11.00%, 11.50% Floor)(6)	07/02/2020	1,491	1,491	908	0.71%
	Equity(5),(8),(30)				288,000	-	-	-%
						2,311	1,728	1.35%
Total Controlled Investments						21,985	21,662	16.95%

Affiliate Investments - 33.49% of Net Assets(4)

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond(5),(10),(11)	Wireless Telecommunications Services	9.00%	10/01/2022	37,126	32,990	29,719	23.25%
London, UK	Common Equity(8),(10)				196,086	50,660	13,041	10.20%
						83,650	42,760	33.46%

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan(5),(10),(16)	Maritime Security Services	14.26% (L + 12.00%, 12.50% Floor)(6),(9)	06/01/2018	4,903	4,240	34	0.03%
London, UK	Common Equity(5),(8),(10),(16)				19	-	-	-%
						4,240	34	0.03%
Total Affiliate Investments						87,890	42,794	33.49%

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Non-Affiliated, Non-Controlled Investments - 108.61% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan(10),(17)	Software Services	9.65% (L + 7.25%, 8.25% floor)(13)	06/13/2025	5,000	4,973	4,947	3.87%
Philadelphia, PA

Aptean Holdings, Inc.	2nd Lien, Senior Secured Loan(5),(29)	Software Services	11.90% (L + 9.50%, 10.50% Floor)(13)	12/20/2023	4,010	4,053	4,010	3.14%
Alpharetta, GA

Best Western Luling (fka Luling Lodging, LLC)	1st Lien, Senior Secured Loan(5),(16)	Hotel Operator	19.26% (L + 12.00%, 12.25% Floor)(6),(9),(12)	12/18/2017	2,715	1,300	2,751	2.15%
Luling, TX

California Pizza Kitchen	1st Lien, Senior Secured Loan(5),(31)	Food Products	8.40% (L + 6.00%, 7.00% Floor)(13)	08/23/22	1,995	1,949	1,979	1.55%
Playa Vista, CA

Commercial Barge Line Company	1st Lien, Senior Secured Loan(18)	Water Transport	11.01% (L + 8.75%, 9.75% Floor)(6)	11/12/2020	13,845	11,330	10,618	8.31%
Jeffersonville, IN

Davidzon Radio, Inc.	1st Lien, Senior Secured Loan(5),(16)	Radio Broadcasting	15.26% (L + 10.00%, 11.00% Floor)(6),(12)	03/31/2020	9,372	9,008	8,847	6.92%
Brooklyn, NY

Full House Resorts, Inc.	1st Lien Senior Secured Note(5),(25)	Gaming, Lodging & Restaurants	9.40% (L + 7.00%, 8.00% floor)(13)	02/02/2024	9,925	9,744	9,841	7.70%
Las Vegas, NV

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver(5),(19)	Chemicals	7.15% (L + 4.75%, 5.75% Floor)(13)	04/30/2019	3,938	3,844	3,904	3.05%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded(5),(19)		7.15% (L + 4.75%, 5.75% Floor)(13)	04/30/2019	438	-	(4)	-%
	1st Lien, Senior Secured Loan(5),(19)		7.15% (L + 4.75%, 5.75% Floor)(13)	04/30/2019	5,578	5,459	5,531	4.33%
						9,303	9,431	7.38%

International Wire Group Inc	2nd Lien, Senior Secured Bond(11)	Manufacturing	10.75%	08/01/2021	17,500	16,545	17,281	13.52%
Camden, NY

Michael Baker International, LLC	2nd Lien, Senior Secured Bond(11)	Industrial Conglomerates	8.75%	03/01/2023	14,500	14,064	14,536	11.37%
Pittsburgh, PA

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
PEAKS Trust 2009-1	1st Lien, Senior Secured Loan(5),(10),(16)	Consumer Finance	7.76% (L + 5.50%, 7.50% Floor)(6)	01/27/2020	1,197	948	618	0.48%
Carmel, IN

PFS Holdings Corp.	1st Lien, Senior Secured Loan(5),(32)	Food & Staples Retailing	5.76% (L + 3.50%, 4.50% Floor)(6)	01/31/2021	9,205	5,682	5,569	4.36%
Easton, PA

PR Wireless, Inc.	1st Lien, Senior Secured Delayed Draw Loan(5),(20)	Wireless Communications	7.65% (L + 5.25%)(13)	06/29/2020	274	274	275	0.22%
Guaynabo, PR	1st Lien, Senior Secured Unfunded Delayed Draw Loan(5),(20)		7.65% (L + 5.25%)(13)	06/29/2020	1,098	-	(3)	-%
						274	272	0.21%

SESAC Holdco II LLC	2nd Lien, Senior Secured Loan(5),(21)	Business Services	9.51% (L + 7.25%, 8.25% Floor)(6)	02/24/2025	9,942	9,873	9,918	7.76%
Nashville, TN

Speedwell Holdings (fka The Selling Source, LLC)	1st Lien, Senior Secured Loan(5)	Information and Data Services	7.40% (L + 5.00%)(13)	01/13/2020	1,250	1,069	1,250	0.98%
Las Vegas, NV

Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan(22)	Technology Services	12.26% (L + 10.00%, 11.00% Floor)(6)	10/01/2022	11,380	11,049	11,152	8.73%
Wayne, PA	1st Lien, Senior Secured Loan(5),(24)		9.26% (L + 7.00%, 8.00% Floor)(6)	9/30/2021	4,900	4,588	4,586	3.59%
						15,637	15,738	12.31%

Tallage Davis, LLC	1st Lien, Senior Secured Loan(5),(26)	Real Estate Services	11.00%	01/26/2023	2,700	2,700	2,685	2.10%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(26)		11.00%	01/26/2023	11,000	-	(61)	(0.05)%
						2,700	2,624	2.05%

Tallage Lincoln, LLC	1st Lien, Senior Secured Loan(5),(16)	Real Estate Services	12.40% (L + 10.00%, 11.00% Floor)(13)	12/31/2019	2,998	2,998	2,976	2.33%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(16)		12.40% (L + 10.00%, 11.00% Floor)(13)	12/31/2019	2,250	-	(17)	(0.01)%
						2,998	2,959	2.32%

Tru Taj, LLC	1st Lien, Senior Secured Bond(11)	Retail	12.00%	08/15/2021	16,000	15,389	10,400	8.14%
Wayne, NJ	1st Lien, Debtor in Possession Note(5),(28)		11.00%	01/22/2019	4,992	5,141	5,212	4.08%
						20,530	15,612	12.22%

Total Non-Affiliated, Non-Controlled Investments						141,980	138,801	108.61%

Portfolio Company	Security	Industry	Interest (1)	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Short-Term Investments - 59.36% of Net Assets

State Street Institutional Treasury Money Market Fund	Premier Class				1,252,287	1,252	1,252	0.98%

United States Treasury	Treasury Bill		0%	12/27/18	75,000	74,618	74,610	58.38%

Total Short-Term Investments						75,870	75,862	59.36%

TOTAL INVESTMENTS(14) – 218.41% of Net Assets						$327,725	$279,119	218.41%

Other Liabilities in Excess of Assets - (118.41)% of Net Assets							$(151,322)	(118.41)%

NET ASSETS							$127,797	100.00%
(1)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (‘‘London Interbank Offered Rate’’) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of September 30, 2018.  If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	The interest rate on these loans is subject to the greater of a LIBOR floor, if any, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2018 was 2.26%.
(7)	Security pays, or has the option to pay, all of its interest in kind.
(8)	Non-income producing security.
(9)	Investment was on non-accrual status as of September 30, 2018.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 16.76% were non-qualifying assets as of September 30, 2018.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)	The interest rate on these loans includes a default interest rate.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2018 was 2.40%.

(14)

As of September 30, 2018, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $20,077; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $52,233; the net unrealized depreciation was $32,156; the aggregate cost of securities for Federal income tax purposes was $328,635.

(15)	Restricted security initially obtained on February 28, 2017.
(16)	Restricted security initially obtained on November 3, 2016.
(17)	Restricted security initially obtained on December 14, 2017.
(18)	Restricted security initially obtained on May 17, 2017.
(19)	Restricted security initially obtained on September 28, 2017.
(20)	Restricted security initially obtained on November 15, 2017.
(21)	Restricted security initially obtained on December 13, 2017.
(22)	Restricted security initially obtained on December 20, 2017.
(23)	Loan defaulted on January 1, 2018.
(24)	Restricted security initially obtained on January 24, 2018.
(25)	Restricted security initially obtained on February 2, 2018.
(26)	Restricted security initially obtained on March 20, 2018.
(27)	Restricted security initially obtained on March 22, 2018.
(28)	Restricted security initially obtained on March 26, 2018.
(29)	Restricted security initially obtained on March 27, 2018.
(30)	Restricted security initially obtained on June 8, 2018.
(31)	Restricted security initially obtained on August 3, 2018.
(32)	Restricted security initially obtained on July 9, 2018.

L = LIBOR

As of September 30, 2018, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Fixed Income	$190,216	148.84%
Equity/Other	13,041	10.20%
Short-Term Investments	75,862	59.36%
Total	$279,119	218.41%

As of September 30, 2018, the industry composition of the Company’s portfolio, excluding short-term investments, at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Food Products	$1,979	1.55%
Food & Staples Retailing	5,569	4.36%
Building Cleaning and Maintenance Services	19,934	15.60%
Business Services	9,918	7.76%
Chemicals	9,431	7.38%
Consumer Finance	2,346	1.84%
Gaming, Lodging & Restaurants	9,841	7.70%
Hotel Operator	2,751	2.15%
Industrial Conglomerates	14,536	11.37%
Information and Data Services	1,250	0.98%
Manufacturing	17,281	13.52%
Maritime Security Services	34	0.03%
Radio Broadcasting	8,847	6.92%
Real Estate Services	5,583	4.37%
Retail	15,612	12.22%
Software Services	8,957	7.01%
Technology Services	15,738	12.31%
Water Transport	10,618	8.31%
Wireless Communications	272	0.21%
Wireless Telecommunications Services	42,760	33.46%
Short-Term Investments	75,862	59.36%
Total	$279,119	218.41%

As of September 30, 2018, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$236,325	184.92%
United Kingdom	42,794	33.49%
Total	$279,119	218.41%

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

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.  The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned, or previously wholly-owned, subsidiaries, TFC-SC Holdings, LLC, PE Facility Solutions, LLC and Double Deuce Lodging, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

U.S. Federal Income Taxes.  From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”).  The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code beginning on October 1, 2016.  The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years.  In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year.  Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year.  Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.  So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  On September 1, 2018, the Company early adopted the eliminated and modified disclosures of ASU 2018-13 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.

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

For the three and nine months ended September 30, 2018 management fees amounted to $768 and $2,215, respectively.  For the three and nine months ended September 30, 2017 management fees amounted to $547 and $1,686, respectively.  As of September 30, 2018 and December 31, 2017, $768 and $612 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of September 30, 2018 was $25,581.  Accrued Unpaid Income includes PIK income of $8,292 capitalized during the nine months ended September 30, 2018 and $1,757 of accrued interest income that is expected to PIK.  Accrued Unpaid Income as of December 31, 2017 was $20,168.  Accrued Unpaid Income as of December 31, 2017 includes PIK income of $11,709 capitalized during the year ended December 31, 2017 and $1,962 of accrued interest income that is expected to PIK.

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

Payment of the income incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income will be payable except to the extent that 20% of the cumulative net increase in net assets resulting from operations from and after November 4, 2016 exceeds the cumulative incentive fees accrued and/or paid from and after November 4, 2016.  For the purposes of this calculation, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized losses and unrealized depreciation from and after November 4, 2016.

For the nine months ended September 30, 2018 and 2017, the Company incurred income incentive fees of $(607) and $2,784, respectively.  For the nine months ended September 30, 2018, the income incentive fees incurred include an accrual of $2,328 offset by a reversal of $2,935 of income incentive fees previously accrued (discussed further below).  As of September 30, 2018 and December 31, 2017, $4,650 and $5,257, respectively, remained payable and at both dates $0 was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company accrued Incentive Fees based on capital gains of $0.

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

For the nine months ended September 30, 2018 and 2017, the Company incurred expenses under the Administration Agreement of $999 and $1,054, respectively.  As of September 30, 2018 and December 31, 2017, $166 and $257 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018 and December 31, 2017  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$68,934	$121,282	$190,216
Equity(1)	13,041	-	-	13,041
Short Term Investments	75,862	-	-	75,862
Total investment assets	$88,903	$68,934	$121,282	$279,119

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$80,732	$83,789	$164,521
Equity/Other	213	-	136	349
Short Term Investments	65,890	-	-	65,890
Total investment assets	$66,103	$80,732	$83,925	$230,760

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2018
Fixed Income	$83,789	$12,570	$100,749	$1,755	$(3,217)	$(75,564)	$1,200	$121,282
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$100,749	$2,090	$(3,208)	$(76,044)	$1,200	$121,282

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Transfers Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2017
Fixed Income	$83,979	$-	$139,859	$2,053	$(2,854)	$(142,824)	$3,576	$83,789
Equity/Other	501	-	2,137	(321)	17	(2,198)	-	136
Total investment assets	$84,480	$-	$141,996	$1,732	$(2,837)	$(145,022)	$3,576	$83,925
(1)	Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

The net change in unrealized depreciation relating to assets still held at September 30, 2018 totaled $(2,376) consisting of the following: $(2,376) related to fixed income securities and $0 relating to equity/other.  The net change in unrealized depreciation relating to assets still held at December 31, 2017 totaled $(3,315) consisting of the following: $(3,332) related to fixed income and $17 related to equity/other.

One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the nine months ended September 30, 2018 as a result of changes in pricing transparency.  There were no transfers into or out of Level 3 for the year ended December 31, 2017.  Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2018 and December 31, 2017, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

September 30, 2018

Level 3 Instruments	Level 3 Assets as of September 30, 2018	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of September 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪ Discount Rate Asset Recovery / Waterfall analysis: ▪ Liquidation Value ▪ Uncertainty Discount	7.9% - 40% (13.5%) N/A 15%

December 31, 2017

Level 3 Instruments	Level 3 Assets as of December 31, 2017	Significant Unobservable Inputs by Valuation Techniques[1]	Range[2] of Significant Unobservable Inputs (Weighted Average3) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪ Discount Rate Comparable multiples: ▪ EV/EBITDA[4] Liquidation/Waterfall analysis: ▪ EV/EBITDA[4]	7.69% - 38.75% (11.30%) 4.25 – 13.75 (6.68)
Equity	Common Stock, LLC Units and Warrants on private stock	Liquidation Value	N/A
Equity	Warrants on publicly traded stock	Volatility	67.99%
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

The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.  As of September 30, 2018, the Company’s outstanding borrowings were $79,029, and the Company’s asset coverage ratio was 2.58 to 1.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6.17	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5.01	N/A	$1.02

September 30, 2018
GECCL Notes	$32,631	$2.58	N/A	$1.03
GECCM Notes	$46,398	$2.58	N/A	$1.00
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of September 30, 2018, the Company had not repurchased any of the Notes.  As of September 30, 2018 and December 31, 2017 the Company was in compliance with all covenants under the indentures.

For the three and nine months ended September 30, 2018 and 2017, the components of interest expense were as follows:

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018	For the three months ended September 30, 2017 (1)	For the nine months ended September 30, 2017 (1)
Borrowing interest expense	$1,313	$3,775	$693	$2,082
Amortization of acquisition premium	144	413	(63)	(190)
Total	$1,457	$4,188	$630	$1,892
Weighted average interest rate(2)	7.37%	7.35%	7.43%	7.52%
Average outstanding balance	$79,029	$75,959	$33,646	$33,646
(1)	For the periods ended September 30, 2017, amounts include the 2020 Notes.
(2)	Annualized.

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

	September 30, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,512
Unsecured Debt - GECCM Notes	46,398	46,398	46,565
Total	$79,029	$79,029	$80,077

	December 31, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,218
Total	$32,631	$32,631	$33,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2018, the Company had approximately $17,360 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2018 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

We are named as a defendant in a lawsuit captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. This lawsuit was brought by a member of Selling Source, LLC, one of our portfolio investments, against various members of and lenders to Selling Source.  The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against us. As of June 30 2018, we held $5.69 million in principal amount, or approximately 6%, of Selling Source’s outstanding senior bank debt. The lawsuit was filed on March 5, 2016 and the plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us. In June 2018, Intrepid sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint.  In September 2018, we joined the other defendants in a motion to dismiss on various grounds.  We intend to continue to monitor the matter and will assess the need to defend the matter further as necessary.

We were named in two related complaints, captioned Daniel Saunders, on behalf of himself and all others similarly situated, v. Full Circle Capital Corporation, et al, filed on September 23, 2016 (the “Saunders Action”), and William L.  Russell, Jr., individually and on behalf of all others similarly situated, v.  Biderman, et al.  filed on September 12, 2016 and amended on September 22, 2016 (the “Russell Action”), in the United States District Court for the District of Maryland and in the Circuit Court for Baltimore City, (the “Circuit Court”), respectively.  On October 7, 2016, a complaint captioned David Speiser, individually and on behalf of all others similarly situated v.  Felton, et al., was filed in the Circuit Court (the “Speiser Action”, and together with the Russell Action, the “State Court Actions”) (the State Court Actions, together with the Saunders Action, the “Actions”).

On October 24, 2016, we, along with Full Circle, GECC, MAST Capital, certain directors of Full Circle and the plaintiffs in the Actions reached an agreement in principle providing for the settlement of the Actions on the terms and conditions set forth in a memorandum of understanding (the “MOU”).  Pursuant to the terms of the MOU, without agreeing that any of the claims in the Actions have merit or that any supplemental disclosure was required under any applicable statute, rule, regulation or law, Full Circle and GECC agreed to and did make the supplemental disclosures with respect to the Merger.  The MOU further provides that, among other things, (a) the parties to the MOU will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Circuit Court for review and approval; (b) the Stipulation will provide for dismissal of the Actions on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the transactions contemplated by the merger agreement between GECC and Full Circle; and (d) the proposed settlement is conditioned on final approval by the Circuit Court after notice to Full Circle's stockholders. In March 2018, the Saunders Action was voluntarily dismissed by the plaintiff without prejudice. In August 2018, the State Court Actions were dismissed by the Circuit Court without prejudice for failure to prosecute.

In September 2018, we, the other lenders, and the lender trustee under PEAKS Trust 2009-11, were named as defendants in a claim brought by the chapter 7 trustee in the ITT Educational Services bankruptcy.  Full Circle Capital Corporation (“Full Circle”), predecessor by merger to GECC, purchased via assignment a portion of the PEAKS Trust 2009-1 senior secured facility from Deutsche Bank Trust Company Americas in December 2016.  The PEAKS Trust 2009-1 senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc.  In September 2016, ITT and its affiliates filed for relief under chapter 7 of the bankruptcy code.  Following the chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including Great Elm Capital Corporation, successor by merger to Full Circle.  On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement.  We are continuing to monitor these proceedings.

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

8.  CAPITAL TRANSACTIONS

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, the Company purchased 2,138,479 shares under its tender offer and $15,000 stock buyback program at a weighted average price of $11.20 per share.  As of September 30, 2018, the Company had cumulatively purchased 2,236,651 shares under its tender offer and stock buyback program at a weighted average price of $11.18 per share, resulting in $15,000 of cumulative cash paid, under the program since November 4, 2016.  Including the tender offer, the Company utilized $25,000 under its stock buyback and tender program for repurchasing shares.

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

9.  EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$4,859	$(8,732)	$3,467	$(7,820)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	10,652,401	11,342,048	10,652,401	11,988,368
Basic and diluted earnings per share	$0.46	$(0.77)	$0.33	$(0.65)

Diluted earnings per share equals basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

10.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017, respectively:

	For the Nine Months Ended September 30,
	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$12.42	$13.52
Net investment income	1.19	0.93
Net realized gains	0.19	0.29
Net change in unrealized appreciation (depreciation)	(1.05)	(1.98)
Net increase (decrease) in net assets resulting from operations	0.33	(0.76)
Accretion from share buybacks	-	0.37
Distributions declared from net investment income(2)	(0.75)	(0.75)
Net decrease resulting from distributions to common stockholders	(0.75)	(0.75)
Net asset value, end of period	$12.00	$12.38
Per share market value, end of period	$9.70	$10.44

Shares outstanding, end of period	10,652,401	10,729,831
Total return based on net asset value(3)	2.85%	(1.93)%
Total return based on market value(3)	6.63%	(4.22)%

Ratio/Supplemental Data:
Net assets, end of period	$127,797	$132,805
Ratio of total expenses to average net assets before waiver(4),(5)	8.56%	7.42%
Ratio of total expenses to average net assets after waiver(4),(5)	8.56%	7.48%
Ratio of incentive fees to average net assets(4)	(0.63)%	2.35%
Ratio of net investment income to average net assets(4),(5)	13.17%	9.39%
Portfolio turnover	48%	91%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the nine months ended September 30, 2018 and 2017 average net assets were $128,219 and $158,616, respectively.

(5)	Annualized for periods less than one year.

11.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at September 30, 2018 represented 33% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at September 30, 2018 represented 17% of the Company's net assets.

As a result of restructurings during the second quarter of 2018, Avanti Communications Group PLC became an affiliated investment and The Finance Company became a controlled investment.  Both investments were previously considered to be non-affiliated, non-controlled investments.

Fair value as of September 30, 2018 along with transactions during the nine months ended September 30, 2018 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2018
Issue(1)	Fair value at December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2018	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
OPS Acquisitions Limited and Ocean Protection Services Limited
Term Loan	$1,770	$-	$-	$-	$(1,736)	$34	$-	$-	$-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	1,770	-	-	-	(1,736)	34	-	-	-

Avanti Communications Group PLC
Senior Secured Bond, 2nd Lien	28,807	2,563	-	-	(1,651)	29,719	3,141	87	-
Senior Secured Bond, 3rd Lien	13,257	5,626	50,637	-	31,754	-	3,665	3	-
Equity (9% of class)	213	50,637	-	-	(37,809)	13,041	-	-	-
	42,277	58,826	50,637	-	(7,706)	42,760	6,806	90	-

Totals	$44,047	$58,826	$50,637	$-	$(9,442)	$42,794	$6,806	$90	$-

Controlled Investments
PE Facility Solutions, LLC
Revolver	$-	$49,429	$45,823	$-	$-	$3,606	$170	$34	$-
Term Loan A	9,900	-	-	-	-	9,900	967	-	-
Term Loan B	8,204	778	3,407	210	643	6,428	895	-	-
Equity (88% of class)	-	-	-	-	-	-	-	-	-
	18,104	50,207	49,230	210	643	19,934	2,032	34	-

The Finance Company
Senior Secured Bond	1,993	-	2,191	-	198	-	181	1	-
Revolver	-	2,923	2,103	-	-	820	30	12	-
Term Loan B	-	1,491	-	-	(583)	908	62	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,993	4,414	4,294	-	(385)	1,728	273	13	-

Totals	$20,097	$54,621	$53,524	$210	$258	$21,662	$2,305	$47	$-
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the nine months ended September 30, 2018 under at least one of the significance conditions of Rule 4-08(g).  Accordingly, unaudited financial information as of and for the nine months ended September 30, 2018 has been included as follows (in thousands):

Balance Sheet	As of September 30, 2018
Current assets	$10,011
Noncurrent assets	11,536
Total Assets	21,547

Current liabilities	7,704
Noncurrent liabilities	20,885
Total Liabilities	28,589

Net Equity	$(7,042)

Statement of Operations	For the nine months ended September 30, 2018
Gross Revenues	$45,254
Cost of Sales	(36,683)
SG&A Expenses	(6,144)
Net Loss from Continuing Operations	$(1,349)

12.  SUBSEQUENT EVENTS

In October 2018, we purchased an additional $5,813 of par value of PFS Holdings Corp. first lien term loan at a price of approximately 60% of par value.

In October 2018, we purchased $2,000 of par value of Viasat, Inc. receivable at a price of approximately 85% of par value.

In November 2018, $1,256 of par value of Geo Specialty Chemicals, Inc. first lien term loan was paid down at 100% of par value.

In November 2018, we funded an additional $329 of par value to PR Wireless, Inc. first lien, delayed draw.

On October 22, 2018, based on the Form 4 filed by MAST Capital, a related party, with the Securities and Exchange Commission, MAST Capital executed a trade to sell 2,276,279 shares of GECC at $7.55 per share.  After this transaction, MAST Capital has 2,711,874 shares of GECC representing approximately 25.5% of the outstanding shares.

Our Board declared the monthly distributions for the first quarter of 2019 at an annual rate of approximately 8.3% of our September 30, 2018 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.