Form 10-K
period 2018-12-31
Great Elm Capital Corp.
filed 2019-03-13
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $51.6 million as of June 30, 2018.  Shares of common stock held by persons who are not directors or executive officers, including persons who own more than 5% of the outstanding shares of common stock, are included in that such persons are not deemed to be affiliates for purpose of this calculation.

As of March 8, 2019, there were 10,652,401 outstanding shares of the registrant’s common stock.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions.  The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	our expected financings and investments;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Item 1.  Business.

Overview

We are an externally managed non‑diversified closed‑end management investment company that elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  We are an “emerging growth company” within the meaning of the JOBS Act, and, as such, are subject to reduced public company reporting requirements.  Our investment objective is to seek to generate both current income and capital appreciation, while seeking to protect against risk of capital loss, by investing predominantly in the debt instruments of middle-market companies in a range of industries, which our external investment manager, Great Elm Capital Management, Inc. (“GECM”), defines as companies with enterprise values between $100.0 million and $2.0 billion.  Our investment objectives may be changed without a vote of the holders of a majority of our stock.  GECM provides the administrative services necessary for us to operate.

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

Our Portfolio at December 31, 2018

A list of the industries in which we have invested as of December 31, 2018 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2018.

Avanti Communications Group plc

Avanti Communications Group, plc (“Avanti”), located in London, England, is a leading provider of satellite-enabled data communications services in Europe, the Middle East and Africa. Avanti’s network consists of: three high throughput satellites, HYLAS 1, HYLAS 2 and HYLAS 4; a multiband satellite, Artemis; one satellite that is not yet launched, HYLAS 3; and an international fiber network connecting data centers in several countries. Avanti’s satellites primarily operate in the Ka band frequency range.  The Ka band allows for the delivery of greater capacity at faster speeds than Ku band capacity.

Commercial Barge Line Company

Commercial Barge Line Company (“CBL”) is one of the largest and most diversified providers of barge transportation, along with related port and terminal services, in the United States.  CBL’s operations on the Inland Waterways encompass the Mississippi, Ohio and Illinois rivers.  With a fleet of approximately 4,199 barges powered by over 150 boats, CBL transports an array of dry and liquid cargoes, including grain, coal, steel, fertilizers, salt, containers, chemicals, refined petroleum products, ethanol, and project cargo.

Finastra Group Holdings, Ltd

Finastra Group Holdings, Ltd. (“Finastra”) is estimated to be the world’s third largest financial technology company. Finastra, backed by Vista Equity Partners, provides financial software solutions to over nine thousand customers in the retail and transactional banking, lending, treasury and capital markets across 130 countries.

Full House Resorts, Inc.

Full House Resorts, Inc. (“Full House”) is an owner, operator, and developer of regional casinos in the United States.  Currently, the company operates five properties in four states with a total of 3,116 slot machines, 83 table games, and 447 hotel rooms.  Full House is led by chief executive officer Dan Lee, an industry veteran who previously held senior roles at Creative Casinos, Pinnacle Entertainment, and Mirage Resorts.

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

Michael Baker International, LLC

Headquartered in Pittsburgh, Pennsylvania, Michael Baker International, LLC (“Michael Baker”) is a leading provider of engineering and consulting services in the United States. The company provides solutions to a variety of end markets, including aviation, environmental, transportation, bridges, and energy infrastructure. Michael Baker has a national footprint with 86 offices in 44 states and generates the majority of its revenue from contracts with federal, state, and local governments.

PE Facility Solutions, LLC

PE Facility Solutions, LLC (“PEFS”), headquartered in San Diego, California, provides facilities maintenance services for commercial real estate owners in nearly 100 million square feet of specialized buildings across North America.  PEFS’ clients range from small, local businesses to multi-national corporations.  Two members of our investment committee serve as members of the Board of Managers of PEFS.

SESAC Holdco II LLC

Founded in 1930 and headquartered in Nashville, SESAC is a performance rights organization in the United States with an affiliate base of over 47,000 songwriters and a diversified base of over 128,000 licensees.  Performance rights organizations serve an essential role in the music ecosystem by ensuring songwriters receive royalties for the performance of their compositions in public by licensees.  Key licensee categories include venues (hotels, clubs, stadiums), terrestrial radio (AM / FM), TV (local, regional, national), digital webcast (Pandora, Sirius XM), and digital on-demand (Spotify, Rdio, Apple Music).

TRU Taj LLC

TRU Taj LLC (“TRU Taj”) is a leading global retailer of toys and juvenile products.  As of August 2018, the company operated approximately 441 stores in 9 countries under the “Toys R Us” and “Babies R Us” banners.  TRU Taj is a subsidiary of Toys “R” Us, Inc. (“Toys”) and operates substantially all of the company’s international operations (excluding Canada).  In August 2018, both Toys and TRU Taj commenced a Chapter 11 plan (the “Plan”) of restructuring in 2017 under the U.S. Bankruptcy Code (the “Bankruptcy Code”).  The Plan became effective in January 2019.  See “Risk Factors—Risks Relating to Our Investments—By investing in companies that are experiencing significant financial or business difficulties, we will be exposed to distressed lending risks.”

Investment Manager and Administrator

GECM's investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies.  GECM's team is led by Peter A. Reed, GECM’s Chief Investment Officer.  Senior members of the GECM team include Adam M. Kleinman, John S. Ehlinger and Adam W. Yates.  The GECM investment team has deployed more than $17.0 billion into more than 550 issuers across 20+ jurisdictions during its members prior and current experiences together.

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

Other Debt Investments.  Debt issued by firms which have the ability to pay interest and principal out of expected free cash flow from their business.  These investments focus on the sustainability and defensibility of cash flows from the business.

Due Diligence

GECM’s due diligence typically includes:

▪

analysis of the credit documents by GECM’s investment team (including the members of the team with legal training and years of professional experience).  GECM will engage outside counsel when necessary as well;

▪	review of historical and prospective financial information;
▪	research relating to the prospective portfolio company’s management, industry, markets, customers, products and services and competitors and customers;
▪	verification of collateral;
▪	interviews with management, employees, customers and vendors of the prospective portfolio company; and
▪	informal or formal background and reference checks.

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

GECM’s investment analysts provide regular updates of the positions for which they are responsible to members of GECM’s investment committee.

GECM’s investment analysts and members of the GECM investment committee will jointly decide when to sell a position.  The sale decision will then be given to GECM’s trader, who will execute the trade in consultation with the analyst and the applicable member of GECM’s investment committee.

Ongoing Relationship with Portfolio Companies

As a BDC, we offer, and sometimes provide upon request, significant managerial assistance to certain of our portfolio companies.  This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our portfolio companies and providing other organizational and financial guidance.

GECM’s investment team monitors our portfolio companies on an ongoing basis.  They monitor the financial trends of each portfolio company and its respective industry to assess the appropriate course of action for each investment.  GECM’s ongoing monitoring of a portfolio company will include both a qualitative and quantitative analysis of the company and its industry.

Valuation Procedures

We value our assets, an essential input in the determination of our net asset value consistent with generally accepted accounting principles in the United States (“GAAP”) and as required by the Investment Company Act.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies” for an extended discussion of our methodology.

Staffing

We do not currently have any employees.  Mr. Reed is our Chief Executive Officer and President and GECM’s Chief Investment Officer.  Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of our Chief Financial Officer and Chief Compliance Officer.

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

Formation Transactions

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), that provided for a stock-for-stock merger (the “Merger”) of Full Circle with and into GECC. Concurrent with delivery of the Merger Agreement, we entered into a Subscription Agreement (the “Subscription Agreement”) with Great Elm Capital Group, Inc., a Delaware corporation (“GEC”), and private investment funds (the “MAST Funds”) managed by MAST Capital Management, LLC, a Delaware limited liability company (“MAST Capital”). Per the Subscription Agreement, GEC contributed $30.0 million to us. Prior to the Merger and our election to be regulated as a BDC under the Investment Company Act, per the Subscription Agreement, we acquired a portfolio of debt instruments (the “Initial GECC Portfolio”) from the MAST Funds. As a result of the transactions contemplated by the Subscription Agreement, the MAST Funds owned approximately 75% of the pre‑Merger outstanding shares of our common stock and GEC owned 25% of the pre‑Merger outstanding shares of our common stock. The Merger was completed on November 3, 2016.

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

Investment Management Agreement

Management Services

GECM serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  Subject to the overall supervision of our board of directors (our “Board”), GECM manages our day‑to‑day operations and provides investment advisory and management services to us.  Under the terms of the Investment Management Agreement, dated as of September 27, 2016 (the “Investment Management Agreement”), by and between us and GECM, GECM:

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

Management and Incentive Fees

Under the Investment Management Agreement, GECM receives a fee from us, consisting of two components: (1) a base management fee and (2) an incentive fee.

The base management fee is calculated at an annual rate of 1.50% based on the average value of our total assets (determined under GAAP) (other than cash or cash equivalents, but including assets purchased with borrowed funds or other forms of leverage) at the end of the two most recently completed calendar quarters.  The base management fee is payable quarterly in arrears.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.  One component of the inventive fee is based on income (the “Income Incentive Fee”) and the other component is based on capital gains (the “Capital Gains Incentive Fee”).

Income Incentive Fee

The Income Incentive Fee is calculated and payable quarterly in arrears based on our pre‑incentive fee net investment income for the quarter.  Pre‑incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee).  Pre‑incentive fee net investment income includes any accretion of original issue discount, market discount, payment‑in‑kind (“PIK”) interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we and our consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).

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
▪

100% of our pre‑incentive fee net investment income with respect to that portion of such pre‑incentive fee net investment income, if any, that exceeds the hurdle rate, but is less than 2.1875% in any calendar quarter (8.75% annualized).  We refer to this portion of our pre‑incentive fee net investment income as the “catch up” provision.  The “catch up” is meant to provide GECM with 20% of the pre‑incentive fee net investment income as if a hurdle rate did not apply if our net investment income exceeds 2.1875% in any calendar quarter; and

▪	20% of the amount of our pre‑incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The following is a graphical representation of the calculation of the income related portion of the incentive fee:

These calculations are adjusted for any share issuances or repurchases during the quarter and will be appropriately prorated for any period of less than three months.  Any Income Incentive Fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) will be deferred, on a security by security basis, and will become payable only if, as, when and to the extent cash is received by us or our consolidated subsidiaries in respect thereof.  Any Accrued Unpaid Income that is subsequently reversed in connection with a write‑down, write‑off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce pre‑incentive fee net investment income and (2) reduce the amount of Accrued Unpaid Income deferred pursuant to the terms of the Investment Management Agreement.  Subsequent payments of Income Incentive Fees deferred pursuant to this paragraph do not reduce the amounts payable for any quarter pursuant to the other terms of the Investment Management Agreement.

We will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid).  “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing with the partial calendar year ended December 31, 2016, and is calculated at the end of each applicable year by subtracting (a) the sum of our and our consolidated subsidiaries’ cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our and our consolidated subsidiaries’ cumulative aggregate realized capital gains, in each case calculated from November 4, 2016.  If such amount is positive at the end of such year, then the Capital Gains Incentive Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Incentive Fees paid in all prior years.  If such amount is negative, then there is no Capital Gains Incentive Fee for such year.

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.  The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.  The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the fair value of each investment in our portfolio as of the applicable Capital Gains Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

Examples of Quarterly Incentive Fee Calculations

The following hypothetical calculations illustrate the calculation of net investment income based incentive fees under the Investment Management Agreement.  Amounts shown are a percentage of total net assets.

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	3.46%		4.61%		5.46%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)

(1)	Investment income includes interest income, dividends and other fee income.
(2)

Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses.  In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 2.08% of net assets.

(3)	The pre-incentive fee net investment income is below the hurdle rate and thus no incentive fee is earned.
(4)

The pre-incentive fee net investment income ratio of 2.15% is between the hurdle rate and the top of the “catch up” provision thus the corresponding incentive fee is calculated as 100% ×  (2.15% - 1.75%).

(5)

The pre-incentive fee net investment income ratio of 3.00% is greater than both the hurdle rate and the “catch up” provision thus the corresponding incentive fee is calculated as (i) 100% × (2.1875% – 1.75%) or 0.4375% (the “catch up”); plus (ii) 20% × (3.00% - 2.1875%).

The following hypothetical calculations illustrate the calculation of the capital gains based incentive fee under the Investment Management Agreement.

	In millions
	Assumption 1		Assumption 2
Year 1
Investment in Company A	$20.0		$20.0
Investment in Company B	30.0		30.0
Investment in Company C	-		25.0
Year 2
Proceeds from sale of investment in Company A	50.0		50.0
Fair market value (FMV) of investment in Company B	32.0		25.0
FMV of investment in Company C	-		25.0
Year 3
Proceeds from sale of investment in Company C	-		30.0
FMV of investment in Company B	25.0		24.0
Year 4
Proceeds from sale of investment in Company B	31.0		-
FMV of investment in Company B	-		35.0
Year 5
Proceeds from sale of investment in Company B	-		20.0

Capital Gains Incentive Fee:
Year 1	$-	(1)	$-	(1)
Year 2	6.0	(2)	5.0	(6)
Year 3	-	(3)	0.8	(7)
Year 4	0.2	(4)	1.2	(8)
Year 5	-	(5)	-	(9)

(1)	There is no Capital Gains Incentive Fee in Year 1 as there have been no realized capital gains.
(2)

Aggregate realized capital gains are $30.0 million.  There are no aggregate realized capital losses or aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as $30.0 million × 20%.

(3)

Aggregate realized capital gains are $30.0 million.  There are no aggregate realized capital losses and there is $5.0 million in aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) ($30.0 million - $5.0 million) × 20% less $6.0 million (aggregate Capital Gains Incentive Fee paid in prior years).

(4)

Aggregate realized capital gains are $31.0 million.  There are no aggregate realized capital losses or aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) $31.0 million × 20% less $6.0 million (aggregate Capital Gains Incentive Fee paid in prior years).

(5)	There is no Capital Gains Incentive Fee in Year 5 as there are no aggregate realized capital gains for which Capital Gains Incentive Fee has not already been paid in prior years.
(6)

Aggregate realized capital gains are $30.0 million.  There are no aggregate realized capital losses and there is $5.0 million in aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) ($30.0 million - $5.0 million) × 20%.  There have been no Capital Gains Incentive Fees paid in prior years.

(7)

Aggregate realized capital gains are $35.0 million.  There are no aggregate realized capital losses and there is $6.0 million in aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) ($35.0 million - $6.0 million) × 20% less $5.0 million (aggregate Capital Gains Incentive Fee paid in prior years).

(8)

Aggregate realized capital gains are $35.0 million.  There are no aggregate realized capital losses or aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) $35.0 million × 20% less $5.8 million (aggregate Capital Gains Incentive Fee paid in prior years).

(9)

Aggregate realized capital gains are $35.0 million.  Aggregate realized capital losses are $10.0 million.  There is no aggregate unrealized capital depreciation.  Capital Gains Incentive Fee is calculated as the greater of (i) zero and (ii) ($35.0 million - $10.0 million) × 20% less $7.0 million (aggregate Capital Gains Incentive Fee paid in prior years).

As illustrated in Year 3 of Assumption 1 above, if GECC were to be wound up on a date other than December 31 of any year, we may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if GECC had been wound up on December 31 of such year.

For the year ended December 31, 2018, we incurred $3.0 million in base management fees and $0.2 million in income based fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement.  There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2018.

For the year ended December 31, 2017, we incurred $2.3 million in base management fees and $4.4 million in income-based fees accrued during the period.  The incentive fees were deferred in accordance with the Investment Management Agreement.  There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2017.

For the period ended December 31, 2016, we incurred $0.4 million in base management fees and $0.9 million in income based fees accrued during the period. The incentive fees were deferred in accordance with the Investment Management Agreement. There was no capital gains incentive fee earned by our investment adviser as calculated under the Investment Management Agreement for the period ended December 31, 2016.

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
▪

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our amended and restated articles of incorporation or bylaws insofar as they govern agreements with any such custodian;

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

Duration and Termination

Our Board approved the Investment Management Agreement on August 8, 2016.  The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned.  The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.  The Investment Management Agreement is currently in effect.

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

We are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 150%.  We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

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

For example, we may sell shares of our common stock at a price below the then current net asset value of our common stock if our Board determines that such sale is in our and our stockholders’ best interests, and our stockholders approve our policy and practice of making such sales.  In any such case, under such circumstances, the price at which shares of our common stock are sold may be the fair value of such shares of common stock.  We may be examined by the SEC for compliance with the Investment Company Act.

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

Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, so that 70% of our assets, as applicable, are qualifying assets.  We will invest in U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies.  A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate.  There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements.  However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes.  Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock, if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance.  In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of our common stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.  We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and GECM have each adopted a code of ethics, which applies to the management at each company, respectively, pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our or GECM's personnel, respectively.  Each code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov.  You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Material Federal Income Tax Matters

We currently qualify as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”).  To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest (including tax‑exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25% of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs.  We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above.  We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us.  To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

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

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax.  In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Our Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things:

▪	disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction;
▪	convert lower taxed long‑term capital gain and qualified dividend income into higher taxed, short‑term capital gain or ordinary income;
▪	convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited);
▪	cause us to recognize income or gain without a corresponding receipt of cash;
▪	adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur;
▪	adversely alter the characterization of certain complex financial transactions; and
▪	produce income that will not qualify as “good income” for purposes of the 90% annual gross income requirement described above.

We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities (even if it is not advantageous to dispose of such securities) to mitigate the effect of these rules and prevent disqualification of us as a RIC.

Investments we make in securities issued at a discount or providing for deferred interest or PIK interest are subject to special tax rules that will affect the amount, timing and character of distributions to stockholders.  For example, with respect to securities issued at a discount, we will generally be required to accrue daily as income a portion of the discount and to distribute such income on a timely basis each year to maintain our qualification as a RIC and to avoid U.S. federal income and excise taxes.  Since in certain circumstances we may recognize income before or without receiving cash representing such income, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes.  Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.  If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate‑level income tax.

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

The Administration Agreement provides that, to the fullest extent permitted by law, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GECM, its stockholders and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from or otherwise based upon the rendering of GECM’s services under the Administration Agreement or otherwise as our administrator.

Great Elm License Agreement

We entered into a license agreement with GEC pursuant to which GEC granted us a non‑exclusive, royalty‑free license to use the name “Great Elm Capital Corp.” Under the license agreement, we have a right to use the Great Elm Capital Corp. name and the logo for so long as GECM, or an affiliate thereof, remains our investment adviser.  Other than with respect to this limited license, we have no legal right to the “Great Elm Capital Corp.” name.  The license agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

We may lose all of our investment in Avanti.  As of December 31, 2018, Avanti is our largest investment, representing approximately 19% of our investment portfolio (excluding cash and short-term investments).  As of December 31, 2018, we owned approximately 11% of Avanti's outstanding debt and approximately 9% of Avanti's outstanding common stock.  We acquired our original position in Avanti as part of the Initial GECC Portfolio, which we purchased from the MAST Funds prior to the Merger.

In December 2017, following a series of liability management transactions, including a refinancing that resulted in us adding a representative to Avanti’s board of directors (currently filled by our Chief Compliance Officer), we and other holders of Avanti’s second lien senior secured notes (the “PIK Toggle Notes”) and 10% senior secured bonds due 2019 (the “2019 Notes”) entered into a restructuring agreement with Avanti.  The restructuring closed on April 26, 2018 and resulted in:

▪

all 2019 Notes converting into common stock of Avanti, representing approximately 92% of the pro forma common shares of Avanti, with our position representing approximately 9.1% of the pro forma common shares of Avanti; and

▪

the cash interest rate on the PIK Toggle Notes being reduced from 10% to 9% and the PIK interest rate being reduced from 15% to 9% on the PIK Toggle Notes, the extension of the maturity date by one year to October 1, 2022 and Avanti being permitted to issue up to $30.0 million of indebtedness that ranks equal with or junior to the PIK Toggle Notes and receiving relaxed financial covenants, including the elimination of certain financial maintenance covenants.

Avanti is highly leveraged.  In addition, following the restructuring, Avanti may seek to raise up to an additional $30.0 million of indebtedness that ranks equal with or junior to the PIK Toggle Notes.

If there is an event of default under the indenture governing the PIK Toggle Notes or any other indebtedness and the obligations under the PIK Toggle Notes are accelerated, Avanti likely will not have sufficient liquidity to pay the obligations under the PIK Toggle Notes.  Under such circumstances, Avanti may consider other restructuring options, such as entering into an insolvency procedure under English law or by filing for Chapter 11 protection under the U.S. Bankruptcy Code, the consequences of which could include a reduction in the value of the assets available to satisfy the PIK Toggle Notes and the imposition of costs and other additional risks on holders of the PIK Toggle Notes, including a material reduction in the value of the PIK Toggle Notes.  In such an event, we may lose all or part of our investment in Avanti.

In addition, as noted above, we now own approximately 9% of Avanti’s common stock. Equity securities expose us to additional risks should Avanti default on its debt or need additional financing. Equity securities rank lower in the capital structure and would likely not pay current income or PIK income, which we had been receiving on our investment in Avanti. Please see, “—We are not in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments” and “—Our investments are very risky and highly speculative, and the lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.”

The long-term impact of this refinancing transaction on Avanti's financial condition is uncertain and cannot be predicted.  The refinancing transaction did not materially change Avanti's long term capital structure and it is unclear whether the refinancing transaction addresses the longer term sustainability of Avanti's business model.  We may sell at a loss all or a portion of our investment in Avanti from time to time in order to meet diversification requirements under the Code or as part of our portfolio management strategy.

We are currently receiving PIK interest on our Avanti investment under the PIK Toggle Notes.  As part of the restructuring, the PIK Toggle Notes became pay-if-you-can (PIYC) notes whereby Avanti is required to make interest payments in cash, subject to satisfying certain minimum cash thresholds. Otherwise, the interest will be paid as PIK interest.  Such PIK interest exposes us to significant risks. Please see “—Risks Relating to Our Business and Structure—We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash,” and “—Risks Relating to Our Business and Structure—We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.”  Additionally, all accrued interest (through March 31, 2018) on our 2019 Notes has been converted into additional shares of Avanti common equity and both the cash and PIK interest rates on the PIK Toggle Notes have been reduced.  The December 2017 restructuring could result in a significant decrease in our net asset value if the market value of the Avanti common stock that we received in the restructuring significantly decreases following the restructuring, a significant decrease in our total investment income.  These factors could also result in lower trading prices for our common stock and/or debt securities.  Notwithstanding the risks associated with the December 2017 restructuring, we believe the value of the Avanti common stock we received in exchange for the 2019 Notes was substantially equal to the value of the 2019 Notes (including accrued PIK interest) converted in the restructuring.  There can be no certainty in this respect and a significant decrease in the market value of the Avanti common stock we received in the restructuring could ultimately have a material adverse effect on our net asset value and the trading prices of our securities.

We face increasing competition for investment opportunities.  Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.  We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration.  In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors.  Some of our competitors have higher risk tolerances or different risk assessments than we do.  These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.  We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure.  If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.  A significant part of our competitive advantage stems from the fact that the market for investments in lower middle‑market companies is underserved by traditional commercial banks and other financing sources.  A significant increase in the number and/or the size of our competitors in this target market would force us to accept less attractive investment terms.  GECM may, at its discretion, decide to pursue such opportunities if it believes that they are in our best interest; however, GECM may decline to pursue available investment opportunities that, although otherwise consistent with our investment policies and objectives, in GECM’s view present unacceptable risk/return profiles.  Under such circumstances, we may hold a larger percentage of our assets in liquid securities until market conditions improve in order to avoid having assets remain uninvested.  Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC.  We believe that competitors will make first and second lien loans with interest rates and returns that are lower than the rates and returns that we target.  Therefore, we do not seek to compete solely on the interest rates and returns offered to prospective portfolio companies.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our returns on equity.  We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity.  When this occurs, we will generally reinvest these proceeds in temporary investments, repay debt or repurchase our common stock, depending on expected future investment opportunities.  These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts.  Any future investment may also be at lower yields than the debt that was repaid.  As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them.  Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

By investing in companies that are experiencing significant financial or business difficulties, we will be exposed to distressed lending risks.  As part of our lending activities, we may purchase notes or loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings.  Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk.  The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.  We cannot assure you that we will correctly evaluate the value of the assets collateralizing our investments or the prospects for a successful reorganization or similar action.  In any reorganization or liquidation proceeding relating to a portfolio company, we may lose all or part of the amounts advanced to the borrower (as in the TRU Taj example discussed below) or may be required to accept collateral with a value less than the amount of the investment advanced by us to the borrower.

As of December 31, 2018, we held approximately $16.0 million at par value of TRU Taj senior secured notes due 2021 (the “TRU Taj 2021 notes”) and $5.0 million at par value of TRU Taj debtor in possession notes. On August 4, 2018, TRU Taj and Toys filed the Plan, which included a sale of substantially all of their assets, including the company’s 85% equity interest in an Asia joint venture (“Asia JV”). A credit bid submitted by an ad hoc group of noteholders in an amount of up to $760.0 million (net of any cash, debt and working capital adjustments) was the winning bid. The Plan also included a $365.0 million rights offering for noteholders which we participated in. The Plan was confirmed on December 13, 2018 and became effective on January 23, 2019. As a result, the debtor in possession notes were repaid at maturity and we received 776,954 shares of common stock in the reorganized Asia JV business and 16,000 shares in a liquidating trust that contains all other international assets currently being wound down, partially in exchange for the TRU Taj 2021 notes. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. See “—We may not realize gains from our equity investments.”

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

The reference rates for our loans may be manipulated or changed.  Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (the “BBA”) in connection with the calculation of the London Interbank Borrowing Rate (“LIBOR”) across a range of maturities and currencies may have been underreporting or otherwise manipulating the inter‑bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter‑bank lending rates higher than those they actually submitted.  A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Central banks have engaged in quantitative easing, currency purchase programs and other activities that caused government borrowing rates and currencies to trade at prices different than those that would prevail in an unaffected market.

Actions by market participants, like the BBA, or by government agencies, like the Federal Reserve Board, may affect prevailing interest rates and the reference rates for loans to our portfolio companies.  Actions by governments may create inflation in asset prices that over-state the value of our portfolio companies and their assets and drive cycles of capital market activities (like mergers and acquisitions) at a rate and at prices in excess of those that would prevail in an unaffected market.

We cannot assure you that actions by market participants, like the BBA, or by government agencies, like the Federal Reserve Board, will not materially adversely affect trading markets or our portfolio companies or us or our and our portfolio companies’ respective business, prospects, financial condition or results of operations.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, was considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, back by Treasury securities.  If LIBOR ceases to exist, we may need to renegotiate outstanding loans to our portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

We may mismatch the interest rate and maturity exposure of our assets and liabilities.  Our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.  We cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.  In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income.  We expect that our fixed‑rate investments will be financed primarily with equity and/or long‑term debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act.  If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

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

We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less, which may have a negative impact on our business and operations.  We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less for many reasons, including, among others:

•	as part of the GECM’s strategy in order to take advantage of investment opportunities as they arise,
•	when GECM believes that market conditions are unfavorable for profitable investing,
•	when GECM is otherwise unable to locate attractive investment opportunities,
•	as a defensive measure in response to adverse market or economic conditions, or
•	to meet RIC qualification requirements.

We may also be required to hold higher levels of cash, money market mutual funds or other short-term securities in order to pay our expenses or make distributions to stockholders in the ordinary course of business given the relatively high percentage of our total investment income represented by non-cash income, including PIK income and accretion of OID.  During periods when we maintain exposure to cash, money market mutual funds, or other short-term securities, we may not participate in market movements to the same extent that it would if we were fully invested, which may have a negative impact on our business and operations and, accordingly, our returns may be reduced.

Risks Relating to Our Business and Structure

GEC and the MAST Funds collectively own over one-third of our outstanding common stock and may attempt to exert influence over us in a manner that is adverse to the interests of our other stockholders.  GEC and the MAST Funds collectively own over one-third of our outstanding shares of our common stock and accordingly may have significant influence over the results of matters submitted to the vote of our stockholders.  For so long as the MAST Funds and GEC collectively beneficially own 35% or more of our outstanding shares, the MAST Funds and GEC will vote on any proposed changes to the Investment Management Agreement and certain other matters in the same proportion as our unaffiliated stockholders.  To date, no vote has been held with respect to any such matter following our formation. Although there is no agreement between GEC and the MAST Funds to act in concert with respect to the shares of our common stock they own, funds managed by MAST Capital (including some of the MAST Funds) are a significant stockholder of GEC and Peter A. Reed, our Chief Executive Officer, is chief executive officer and a member of the board of directors of GEC.  GEC and the MAST Funds may use their share ownership, ownership of GECM or otherwise exert influence over us in a manner that is adverse to the interests of our other stockholders.

Capital markets experience periods of disruption and instability.  These market conditions have historically materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.  The global capital markets are subject to disruption as evidenced by, among other things, a lack of liquidity in the debt capital markets, significant write‑offs in the financial services sector, the re‑pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that have historically materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  We cannot provide any assurance that these conditions will not significantly worsen.  Equity capital may be difficult to raise because, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value.  In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock.  The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future.  Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, and any failure to do so could have a material adverse effect on our business.  The expected illiquidity of our investments may make it difficult for us to sell such investments if required.  As a result, we may realize significantly less than the value at which we have recorded our investments.

In addition, significant changes in the capital markets, including recent volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments.  An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  We have registered all of the shares of our common stock issued to the MAST Funds and GEC in the Formation Transactions for resale.  The shares issued in the Formation Transactions represent approximately 44% percent of our outstanding shares of common stock at December 31, 2018.

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

Illustration.  The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses.  The first table assumes the amount of senior securities outstanding as of December 31, 2108.  The second table assumes the amount of senior securities outstanding as permitted under our asset coverage ratio of 150%.  See “—Recently enacted legislation permits us to incur additional debt.”  The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(21.50)%	(13.13)%	(4.77)%	3.59%	11.96%

(1)

Assumes $184.2 million in total portfolio assets, $79.0 million in senior securities outstanding, $110.1 million in net assets, and an average cost of funds of 6.65%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total portfolio assets of at least 2.85%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.50)%	(9.50)%	(4.50)%	0.50%	5.50%

(1)

Assumes $325.4 million in total portfolio assets, $220.2 million in senior securities outstanding, $110.1 million in net assets, and an average cost of funds of 6.65%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total portfolio assets of at least 4.50%.

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

Our success depends on the ability of our investment adviser to attract and retain qualified personnel in a competitive environment.  Our growth requires that GECM retain and attract new investment and administrative personnel in a competitive market.  GECM’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors, including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities.  Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, which compete for experienced personnel with GECM, have greater resources than GECM.

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

In addition, with certain limited exceptions, effective as of May 4, 2018, we are only allowed to borrow or issue debt securities or preferred stock such that our asset coverage, as defined in the Investment Company Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock.  The amount of leverage that we may employ will depend on GECM’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock.  We cannot assure you that we will be able to obtain lines of credit at all or on terms acceptable to us.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations.  Downgrades of the U.S. government’s credit rating, or warnings regarding downgrades, by S&P Global Ratings or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.  In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

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

In October 2014, the Federal Reserve announced that it was concluding its bond‑buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long‑term securities.  It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond‑buying program has had or will have on the value of our investments.  However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the U.S. government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.  In December 2018, the Federal Reserve increased the federal funds rate to 2.50%.

The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union and on March 29, 2017, the United Kingdom submitted a formal notification of its intention to withdraw from the European Union pursuant to Article 50 of the Treaty of Lisbon. The United Kingdom has a period of a maximum of two years from the date of its formal notification (such period ending on March 29, 2019, unless an extension is agreed) to negotiate the terms of its withdrawal from, and future relationship with, the European Union, including the terms of trade between the United Kingdom and the European Union and potentially other countries.  It is not possible to ascertain the precise impact these events may have on us from an economic, financial or regulatory perspective but any such impact could have material adverse consequences for us or our portfolio companies.

The U.S. Congress has passed, and the President signed into law on December 22, 2017, a tax reform bill that, among other things, significantly changed the taxation of business entities (including by significantly lowering corporate tax rates), the deductibility of interest expense, and the timing in which certain income items are recognized.  Additionally, the Trump administration has called for significant change to U.S. trade, healthcare, immigration, foreign, and government regulatory policy.  In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels.  Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications.  There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy.  To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas.  Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC.  Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows.  Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We may acquire other funds, portfolios of assets or pools of debt and those acquisitions may not be successful.  We may acquire other funds, portfolios of assets or pools of debt investments.  Any such acquisition program has a number of risks, including among others:

▪	management’s attention will be diverted from running our existing business by efforts to source, negotiate, close and integrate acquisitions;
▪	our due diligence investigation of potential acquisitions may not reveal risks inherent in the acquired business or assets;
▪	we may over‑value potential acquisitions resulting in dilution to you, incurrence of excessive indebtedness, asset write downs and negative perception of our common stock;
▪	the interests of our existing stockholders may be diluted by the issuance of additional shares of our common stock or preferred stock;
▪	we may borrow to finance acquisitions and there are risks associated with borrowing as described in this document;
▪	GECM has an incentive to increase our assets under management in order to increase its fee stream, which may not be aligned with the interests of our stockholders;
▪	we and GECM may not successfully integrate any acquired business or assets; and
▪	GECM may compensate the existing managers of any acquired business or assets in a manner that results in the combined company taking on excessive risk.

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

Regulations governing our operations as a BDC affect our ability to raise additional capital and the way in which we do so.  As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.  We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted under the Investment Company Act.  Under the provisions of the Investment Company Act applicable to BDCs, we are permitted to issue senior securities (e.g., notes and preferred stock) in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities.  If the value of our assets declines, we may be unable to satisfy this test.  If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.  Also, any amounts that we use to service our indebtedness would not be available for distributions to our stockholders.  Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issued preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights including, for example, the right to elect one or more of our directors, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock.

We are not generally able to issue and sell shares of our common stock at a price below net asset value per share.  We may, however, sell shares of our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value per share of our common stock if our Board determines that such sale is in our and our stockholders’ best interests.  In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, equals or closely approximates the market value of such securities (less any distributing commission or discount calculated).  Certain sales of our common stock below net asset value per share also require approval by our stockholders in accordance with the Investment Company Act.  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then our existing common stockholders’ percentage ownership at that time will decrease, and they will experience dilution.

Our common stock price may be volatile and may decrease substantially, and an investor may lose money in connection with an investment in our shares.  The trading price of our common stock will likely fluctuate substantially.  The price of our common stock may increase or decrease, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include, but are not limited to, the following:

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

If the price of shares of our common stock decreases, an investor may lose money if he were to sell his shares of our common stock.

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

Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.  Our Board has the authority to modify or waive our investment objectives, current operating policies, investment criteria and strategies without prior notice and without stockholder approval.  We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our common stock.  However, the effects might be adverse, which could negatively impact our ability to pay our stockholders dividends or other distributions.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments.  Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions.  In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value.  Such market discount may be included in income before we receive any corresponding cash payments.  One of our debt investments in Avanti currently only earns PIK interest and, if converted to common stock, our investment in Avanti equity is not expected to earn cash dividends.

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

We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash.  To the extent we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash.

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

Additionally, we will be required under the tax laws to make distributions of non-cash income to stockholders without receiving any cash.  Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact.  The required recognition of non-cash income, including PIK and OID interest, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Further, our investment in Avanti, which represented approximately 19% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2018 and 29% of our total investment income for the year ended December 31, 2018, has resulted in significant PIK interest, which significantly increases our exposure to the aforementioned risks.  Conversion of Avanti’s 2019 Notes to equity has resulted in us owning more Avanti common shares, which are not expected to generate cash dividends.  Please see “—Risks Relating to Our Investments—We may lose all of our investment in Avanti.”

We may choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.  We may distribute a portion of our taxable distributions in the form of shares of our stock.  Under applicable provisions of the Code, distributions payable in cash or in shares of stock at the election of stockholders may be treated as a taxable distribution.  The IRS has issued private rulings indicating that this rule will apply even if the total amount of cash that may be distributed is limited to no more than 20% of the total distribution.  Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock.  If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, stock or a combination thereof) as ordinary income (or as a long‑term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes.  As a result, a U.S. stockholder may be required to pay tax with respect to such distribution in excess of any cash received.  If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non‑U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect to all or a portion of such distribution that is payable in stock.  In addition, if a significant number of our stockholders determine to sell shares of our common stock, in order to pay taxes owed on distribution, such sales may put downward pressure on the trading price of our common stock.

We may expose ourself to risks if we engage in hedging transactions.  If we engage in hedging transactions, we may expose our self to risks associated with such transactions.  We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates.  Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline.  Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase.  It may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated because we may not be able to enter into a hedging transaction at an acceptable price.  Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged.

Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.  In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non‑U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We will be subject to corporate‑level U.S. federal income tax if we are unable to qualify as a RIC under the Code.  No assurance can be given that we will be able to qualify for and maintain RIC status.  To maintain RIC tax treatment under the Code, we must meet certain annual distribution, source of income and asset diversification requirements.

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short‑term capital gains in excess of realized net long‑term capital losses, if any.  Because we may use debt financing, we may be subject to asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement.  If we are unable to make the required distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate‑level U.S. federal income tax.

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

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions and the value of our shares of common stock.

The incentive fee structure and the formula for calculating the management fee may incentivize GECM to pursue speculative investments, advise us to use leverage when it may be unwise to do so, or advise us to refrain from reducing debt levels when it would otherwise be appropriate to do so.  The incentive fee payable by us to GECM creates an incentive for GECM to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such a compensation arrangement.  The incentive fee payable to GECM is calculated based on a percentage of our return on invested capital.  In addition, GECM’s base management fee is calculated on the basis of our gross assets, including assets acquired through the use of leverage.  This may encourage GECM to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from reducing debt levels when it would otherwise be appropriate to do so.  The use of leverage increases our likelihood of default, which would impair the value of our securities.  In addition, GECM will receive the incentive fee based, in part, upon net capital gains realized on our investments.  Unlike that portion of the incentive fee based on income, there will be no hurdle rate applicable to the portion of the incentive fee based on net capital gains.  As a result, GECM may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities.  Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Finally, the incentive fee payable by us to GECM also may create an incentive for GECM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions.  Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer.  Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest.  The portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to GECM until we receive such interest in cash.  Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee.  In other words, when deferred interest income (such as PIK) is accrued, a corresponding income incentive fee (if any) is also accrued (but not paid) based on that income.  After the accrual of such income, it is capitalized and added to the debt balance, which increases our total assets and thus the base management fee paid following such capitalization.  If any such interest is reversed in connection with any write-off or similar treatment of the investment, we will reverse the income incentive fee accrual and an income incentive fee will not be payable with respect to such uncollected interest.  If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of whether GECM met the hurdle rate to earn the incentive fee will become uncollectible.

A general increase in interest rates will likely have the effect of making it easier for GECM to receive incentive fees, without necessarily resulting in an increase in our net earnings.  Given the structure of the Investment Management Agreement, any general increase in interest rates will likely have the effect of making it easier for GECM to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Management Agreement without any additional increase in relative performance on the part of GECM.  In addition, in view of the catch‑up provision applicable to income incentive fees under the Investment Management Agreement, GECM could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates.  If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in GECM’s income incentive fee resulting from such a general increase in interest rates.

GECM has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.  GECM has the right, under the Investment Management Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not.  If GECM resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all.  If we are unable to do so quickly, our operations are likely to experience a disruption; our financial condition, business and results of operations, as well as our ability to pay distributions are likely to be adversely affected; and the market price of our common stock may decline.  In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates.  Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and current investment portfolio may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We incur significant costs as a result of being a publicly traded company.  As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), the Dodd‑Frank Act and other rules implemented by our government.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.  We and our portfolio companies are subject to applicable local, state and federal laws and regulations.  New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and you, potentially with retroactive effect.  Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail our self of new or different opportunities.  Such changes could result in material differences to the strategies and plans and may result in our investment focus shifting from the areas of expertise of GECM to other types of investments in which the investment committee may have less expertise or little or no experience.  Specifically, tax reform legislation could have an adverse impact on us, the credit markets and our portfolio companies, notwithstanding the reduction in corporate tax rates.  Thus, any such changes, if they occur, could have a material adverse effect on our results of operations.

In December 2015, the SEC proposed Rule 18f-4 under the Investment Company Act to regulate the use of derivatives by registered investment companies that applies to BDCs, including us. Although Rule 18f-4 was ultimately not adopted, the SEC’s Regulatory Flexibility Agenda for Spring 2018 included a prospective rule titled “Use of Derivatives by Registered Investment Companies and Business Development Companies.” The prospective rule stated that the Division of Investment Management is “considering recommending that the SEC re-propose a new rule designed to enhance the regulation of the use of derivatives by registered investment companies, including mutual funds, exchange-traded funds, closed-end funds and business development companies.” If such a rule goes into effect, it could limit our ability to invest or remain invested in derivatives. In addition, other future regulatory developments may impact our ability to invest or remain invested in derivatives. Legislation or regulation may also change the way in which we are regulated. We cannot predict the effects of any new governmental regulation that may be implemented on our ability to use swaps or any other financial derivative product, and there can be no assurance that any new governmental regulation will not adversely affect our ability to achieve our investment objective.

Recently enacted legislation permits us to incur additional debt. On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amends the Investment Company Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein. This reduction significantly increases the amount of debt that BDCs may incur.

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

At our 2018 annual meeting of stockholders (the “Annual Meeting”), a majority of our stockholders approved the application of the modified minimum asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, to the Company. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018 the asset coverage ratio test applicable to the Company was decreased from 200% to 150%, permitting us to incur additional leverage and thereby potentially increasing the risk of an investment in us.

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

As of December 31, 2018, we had approximately $79.0 million of total outstanding indebtedness under two series of senior securities (unsecured notes)—the GECCL Notes and the GECCM Notes (each as defined herein)—and our asset coverage ratio was 239%. Holders of our GECCL Notes and GECCM Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

If we are unable to meet the financial obligations under any of the GECCL Notes or the GECCM Notes the holders of such indebtedness would have a superior claim to our assets over our common stockholders in the event of a default by us. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GECM is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

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

Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.  If we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our financial condition and results of operations than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we may borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these borrowed funds.

We expect that a majority of our investments in debt will continue to be at floating rates with a floor. As a result, significant increase in market interest rates could result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. Incurring additional leverage will magnify the impact of an increase to our cost of funds. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. To the extent our additional borrowings are in fixed-rate instruments, we may be required to invest in higher-yield securities in order to cover our interest expense and maintain our current level of return to stockholders, which may increase the risk of an investment in our securities.

There is, and will be, uncertainty as to the value of our portfolio investments.  Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value.  Often, there will not be a public market for the securities of the privately held companies in which we invest.  As a result, we will value these securities on a quarterly basis at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of our Board.  We consult with an independent valuation firm in valuing all securities in which we invest classified as “Level 3,” other than investments which are less than 1% of net asset value as of the applicable quarter end.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Terrorist attacks, acts of war or natural disasters may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.  Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.  Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.  Losses from terrorist attacks and natural disasters are generally uninsurable.

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

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.  Under Maryland General Corporation Law and our organizational documents, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock.  Prior to issuance of shares of each class or series, our Board will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series.  Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest.  The cost of any such reclassification would be borne by our common stockholders.  Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock.  For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC.  In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors.  The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion.  These effects, among others, could have an adverse effect on an investment in our common stock.

We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.  We are and will remain an “emerging growth company” as defined in the JOBS Act until the earliest of (a) December 31, 2021, (b) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.0 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of its common stock that is held by non‑affiliates exceeds $700.0 million as of the end of the previous second fiscal quarter, and (c) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.  For so long as we remain an “emerging growth company” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act.  We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.  If some investors find our securities less attractive as a result, there may be a less active and more volatile trading market for our securities.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  To the extent we take advantage of the extended transition period for complying with new or revised accounting standards, it will be more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value.  Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value.  This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline.

We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in the best interests of GECC and our stockholders approve such sale.  In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, equals the fair value of such securities (less any distributing commission or discount calculated).  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage of our existing stockholders’ ownership at that time will decrease, and they may experience dilution.

Our stockholders may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital.  We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof).  We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.  Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this document.  Due to the asset coverage test applicable to us under the Investment Company Act as a BDC, we may be limited in our ability to make distributions.

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

We currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to our stockholders.  If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after tax proceeds in GECC.  In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

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

Shares of BDCs like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share.  The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time.  Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our net asset value per share.

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

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.  In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the Investment Company Act.  Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock.  Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both.  Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.  Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.  In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses.  This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

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

We are named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery.  The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us.  This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of our portfolio investments, against various members of and lenders to Speedwell Holdings.  The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against us.  In June 2018, Intrepid sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint.  In September 2018, we joined the other defendants in a motion to dismiss on various grounds.  In February 2019, Intrepid filed a second amended complaint to which defendants have until March 2019 to file a renewed motion to dismiss.  We intend to continue to monitor the matter and will assess the need to defend the matter further as necessary.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle.  Dr.  Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the "District Court") against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr.  Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr.  Pumphrey voluntarily withdrew his complaint against Mr. Bonner in the District Court of Harris County, Texas.  In November 2016, Dr.  Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Mr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr.  Pumphrey is seeking between $2 million and $6 million in damages.  GECC believes Dr.  Pumphrey’s claims to be frivolous and intends to vigorously defend them.  Furthermore, we continue to pursue our initial claims against Dr.  Pumphrey in the District Court of Caldwell County, Texas.

In September 2018, we (as successor by merger to Full Circle), the other lenders, and the lender trustee under PEAKS Trust 2009-11 (“PEAKS Trust”), were named as defendants in a claim brought by the Chapter 7 trustee in the ITT Educational Services bankruptcy. Full Circle purchased via assignment a portion of the PEAKS Trust senior secured facility from Deutsche Bank Trust Company Americas in December 2016.  The PEAKS Trust senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc. (“ITT”). In September 2016, ITT and its affiliates filed for relief under Chapter 7 of the Bankruptcy Code. Following the Chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including GECC. On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement. We are continuing to monitor these proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of March 8, 2019, there were approximately 8 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

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

During the year ended December 31, 2018, our distributions were made from undistributed net investment income.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future.  In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act.  If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2018.  The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading.  The graph measures total stockholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.  The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data.

The following selected financial data is derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm.  The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other disclosures included elsewhere in this report.

	For the year ended December 31,		For the period from inception through December 31,
(in thousands, except per share amounts)	2018	2017	2016(1)
Statement of Operations Data:
Total Investment Income	$27,754	$29,728	$5,831
Total Gross Expenses(2)	12,240	11,959	5,818
Total Net Expenses	12,240	12,029	5,738
Net Investment Income	15,334	17,575	5
Net Decrease in Net Assets Resulting from Operations	(9,005)	(2,754)	(17,874)

Per Share Data:(3)
Net Investment Income	1.44	1.52	0.28
Net Decrease in Net Assets Resulting from Operations	(0.85)	(0.24)	(0.75)
Dividends Declared	1.24	1.20	0.17

Statement of Assets and Liabilities Data:
Total Assets	$281,563	$239,913	$236,544
Total Net Assets	$110,116	$132,287	$172,984
Other Data:
Total Return based on Market Value(4)	(8.35)%	(5.56)%	(2.03)%
Total Return based on Net Asset Value(5)	(7.31)%	0.69%	(5.30)%

(1)

For the period from November 3, 2016 to December 31, 2016.  November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which we began operating as the combined entity resulting from the Merger.

(2)

For the year ended December 31, 2017, this number includes the reversal of a previously accrued estimate of the waiver in the Administration Agreement of approximately $0.07 million.  Without such inclusion, total gross expenses would have been approximately $12.0 million.

(3)	The per share data was derived by using the weighted average shares outstanding during the period.
(4)

Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock.  Total return based on market value is calculated as the change in market value per share, assuming our distributions were reinvested through our dividend reinvestment plan.  For the period ended December 31, 2016, total return based on market value is calculated assuming an opening market value of $12.03 per share, which represents the closing price of Full Circle’s common stock on its last day of trading prior to the Merger, as adjusted by the exchange ratio in the Merger Agreement.

(5)	Total return based on net asset value is calculated as the change in net asset value per share, assuming our distributions were reinvested through our dividend reinvestment plan.

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

For financial reporting purposes, we have accounted for the contribution of the Initial GECC Portfolio as an asset acquisition per the Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“Topic 805”).  For tax purposes, we recorded our basis in the Initial GECC Portfolio at the fair market value of the Initial GECC Portfolio as of the date of contribution.

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

We accounted for the Merger as a business combination under Topic 805 and Regulation S-X’s purchase accounting guidance.  GECC was designated as the acquirer for accounting purposes.  The difference between the fair value of Full Circle’s net assets and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than that of the merger consideration paid.

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

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements.  See “Regulation as a Business Development Company” and “Material Federal Income Tax Matters.”

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

Expenses

Our primary operating expenses include the payment of a base management fee, administration fees (including the allocable portion of overhead under the Administration Agreement), and, depending on our operating results, an incentive fee.  The base management fee and incentive fee remunerates GECM for work in identifying, evaluating, negotiating, closing and monitoring our investments.  The Administration Agreement provides for reimbursement of costs and expenses incurred for office space rental, office equipment and utilities allocable to us under the Administration Agreement, as well as certain costs and expenses incurred relating to non-investment advisory, administrative or operating services provided by GECM or its affiliates to us.  We also bear all other costs and expenses of our operations and transactions.  Our expenses include interest on our outstanding indebtedness.

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

Revenue Recognition

Interest and dividend income, including PIK income, is recorded on an accrual basis.  Origination, structuring, closing, commitment and other upfront fees, including OID, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment if such fees are fixed in nature.  Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, and end-of-term or exit fees that have a contingency feature or are variable in nature are recognized as earned.  Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016 (in thousands):

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
Quarter ended September 30, 2018	38,969	(37,991)	10.40%
Quarter ended December 31, 2018	34,849	(40,028)	10.32%
For the year ended December 31, 2018	174,965	(134,817)

Since inception	$582,000	$(351,539)

(1)

Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and capitalized PIK income.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, were excluded.

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2018 and 2017 and the period from inception through December 31, 2016.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded.

(in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the period from inception through December 31, 2016
Beginning Investment Portfolio	$164,870	$154,677	$-
Portfolio Investments acquired via the Formation Transactions and the Merger	-	-	165,152
Portfolio Investments acquired(1)	174,965	199,878	42,006
Amortization of premium and accretion of discount, net	3,485	5,627	2,438
Portfolio Investments repaid or sold(2)	(134,817)	(174,983)	(41,738)
Net change in unrealized appreciation (depreciation) on investments	(26,752)	(23,962)	(13,455)
Net realized gain (loss) on investments	2,435	3,633	274
Ending Investment Portfolio	$184,186	$164,870	$154,677

(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018		2017
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$35,631	19.35%	$42,277	25.64%
Building Cleaning and Maintenance Services	18,443	10.01%	18,104	10.98%
Software Services	15,942	8.66%	5,005	3.04%
Manufacturing	15,575	8.46%	11,960	7.25%
Retail	14,227	7.72%	14,800	8.98%
Industrial Conglomerates	13,365	7.26%	4,838	2.94%
Water Transport	11,889	6.46%	5,279	3.20%
Gaming, Lodging & Restaurants	9,687	5.26%	-	0.00%
Business Services	9,505	5.16%	4,156	2.52%
Food & Staples Retailing	8,935	4.85%	-	0.00%
Radio Broadcasting	8,807	4.78%	8,876	5.38%
Chemicals	7,601	4.13%	9,771	5.93%
Real Estate Services	4,479	2.43%	5,718	3.47%
Technology Services	4,428	2.40%	5,952	3.61%
Hotel Operator	3,212	1.74%	1,605	0.97%
Consumer Finance	1,830	0.99%	2,871	1.74%
Wireless Communications	596	0.32%	10,023	6.08%
Maritime Security Services	34	0.02%	1,770	1.07%
Industrial Other	-	0.00%	7,070	4.29%
Information and Data Services	-	0.00%	4,659	2.83%
Grain Mill Products	-	0.00%	136	0.08%
Total	$184,186	100.00%	$164,870	100.00%

Results of Operations

Total Investment Income

	For the Year Ended December 31,				For the Period Ended
	2018		2017		December 31, 2016
	In Thousands	Per Share(1)	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$27,754	$2.61	$29,728	$2.55	$5,831	$0.45
Interest income	27,334	2.57	28,924	2.48	5,313	0.41
Dividend income	197	0.02	298	0.03	-	-
Other income	223	0.02	506	0.04	518	0.04

(1)

The per share amounts are based on a weighted average of 10,652,401 shares for the year ended December 31, 2018, a weighted average of 11,655,370 shares for the year ended December 31, 2017 and a weighted average of 12,852,758 shares for the period ended December 31, 2016.

Investment income consists of interest income, including net amortization of premium and accretion of discount on debt securities, dividend income and other income, which primarily consists of amendment fees on loans.  Interest income includes non-cash PIK income of $8.2 million, $11.7 million and $0.5 million for the years ended December 31, 2018 and 2017 and for the period ended December 31, 2016, respectively.

Interest income decreased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to changes in the portfolio holdings resulting in a decrease in income from the amortization of discounts.  Non-cash PIK income earned during the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily due to the restructuring of our investment in Avanti in April 2018 in which our investment in Avanti’s third lien senior secured notes (the “third lien notes”) were converted into common equity (the “debt-for-equity conversion”).  The third lien notes accrued $3.4 million of PIK income during the year ended December 31, 2018 compared to $5.7 million of PIK income accrued during the year ended December 31, 2017, prior to the conversion.

Investment income for the period ended December 31, 2016 represents interest income and other income earned following the Merger and Formation Transactions on November 4, 2016 through December 31, 2016.  As this was only a partial year, the total investment income is lower than for subsequent years.

Expenses

	For the Year Ended December 31,				For the Period Ended
	2018		2017		December 31, 2016
	In Thousands	Per Share(1)	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Operating Expenses	$12,240	$1.15	$12,029	$1.03	$5,738	$0.45
Management fees	2,955	$0.28	2,298	0.20	392	0.03
Incentive fees	165	$0.02	4,394	0.38	863	0.07
Total advisory and management fees	$3,120	$0.29	$6,692	$0.57	$1,255	$0.10
Administration fees	1,416	0.13	1,362	0.12	224	0.02
Directors’ fees	195	0.02	136	0.01	38	0.00
Interest expense	5,645	0.53	2,039	0.17	420	0.03
Professional services	1,205	0.11	1,013	0.09	186	0.01
Professional services expense related to the Merger and Formation Transactions	-	-	-	-	3,471	0.27
Custody fees	58	0.01	62	0.01	10	0.00
Other	601	0.06	655	0.06	214	0.02
Fee Waivers and Expense Reimbursement	-	-	(70)	(0.01)	80	0.01
Income Tax Expense
Excise Tax Expense	180	0.02	124	0.01	88	0.01

(1)

The per share amounts are based on a weighted average of 10,652,401 shares for the year ended December 31, 2018, a weighted average of 11,655,370 shares for the year ended December 31, 2017 and a weighted average of 12,852,758 shares for the period ended December 31, 2016.

Operating expenses are largely comprised of advisory fees and administration fees paid to GECM and interest expense on our outstanding notes payable.  Advisory fees include management fees and incentive fees calculated in accordance with the Investment Management Agreement, and administration fees, which include direct costs reimbursable to GECM under the Administration Agreement and fees paid for sub-administration services.

Management fees for the year ended December 31, 2018 increased as compared to the year ended December 31, 2017 due to increases in the average assets on which such fees are calculated.  Incentive fees for the year ended December 31, 2018 decreased as compared to the year ended December 31, 2017 primarily due to the reversal of $2.6 million of incentive fees recorded in prior periods. Our largest investment, Avanti, has generated significant non-cash income in the form of PIK interest.  As a result of the debt-for-equity conversion, we have determined that the accrued incentive fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods. Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery results in gross proceeds to us in excess of our initial cost basis in the third lien notes.

The increase in interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the issuance of the GECCM Notes in January 2018 which resulted in an average outstanding debt balance of $77.6 million for the year ended December 31, 2018 as compared to only $42.9 million for the year ended December 31, 2017.

Operating expenses for the period ended December 31, 2016 primarily consisted of professional service expenses related to the Merger and Formation Transactions which are not recurring expenses for subsequent periods.  Other operating expenses represent the typical operating costs incurred for the partial year from the Merger and Formation Transactions through December 31, 2016 and as such are lower than the corresponding costs incurred in subsequent years.

Realized Gain (Loss) on Investments

The following table summarizes our realized gains (losses) resulting from investment activity and purchase accounting.

	For the Year Ended December 31,				For the Period Ended
	2018		2017		December 31, 2016
	In Thousands	Per Share(1)	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$2,419	$0.23	$3,633	$0.31	$(4,424)	$(0.34)
Gross realized gain	2,685	0.25	5,205	0.45	294	0.02
Gross realized loss	(266)	(0.02)	(1,570)	(0.13)	(20)	(0.00)
Purchase accounting	-	-	-	-	(4,698)	(0.37)

(1)

The per share amounts are based on a weighted average of 10,652,401 shares for the year ended December 31, 2018, a weighted average of 11,655,370 shares for the year ended December 31, 2017 and a weighted average of 12,852,758 shares for the period ended December 31, 2016.

During the year ended December 31, 2018, we recorded net realized gains of $2.4 million which includes realized gain of approximately $0.7 million on the sale of our first lien senior secured loan to PR Wireless, Inc., net realized gain of approximately $0.6 million on the restructuring and subsequent sale of our investment in Speedwell Holdings and net realized gain of approximately $0.2 million on the exercise of RiceBran Technologies Corporation warrants and the subsequent sale of the common equity received in such exercise.

During the year ended December 31, 2017, we recorded net realized gains of $3.6 million, primarily in connection with the partial sale and repayments of our loan to Sonifi Solutions, Inc., which resulted in a $2.0 million gain. We also realized gains of $1.1 million on the sale of our Everi Payments, Inc. bonds, $1.0 million on our disposition of our investment in JN Medical Corporation, and a loss of $0.7 million on the write off of our loan to Ads Direct Media, Inc.

During the period from inception through December 31, 2016, we recorded gross realized gains of $0.3 million, primarily in connection with our disposition of our debt investments in US Shale Solutions, LLC.  We also realized a loss of $4.7 million associated with the purchase accounting for the Merger.  We have accounted for the Merger as a business combination under Topic 805 and Regulation S-X’s purchase accounting guidance. GECC was designated as the acquirer for financial reporting purposes.  The difference between the fair value of net assets of Full Circle and the consideration was recorded as a purchase accounting loss because the fair value of the assets acquired and liabilities assumed, as of the date of the Merger, was less than that of the merger consideration paid.

Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant unrealized appreciation (depreciation) of our investment portfolio.

	For the Year Ended December 31,				For the Period Ended
	2018		2017		December 31, 2016
	In Thousands	Per Share(1)	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net increase (decrease) in unrealized appreciation/ depreciation	$(26,758)	$(2.51)	$(23,962)	$(2.06)	$(13,455)	$(1.05)
Increases in unrealized appreciation/depreciation	3,560	0.33	3,906	0.34	1,837	0.14
Decreases in unrealized appreciation/depreciation	(30,318)	(2.85)	(27,868)	(2.39)	(15,292)	(1.19)

(1)

The per share amounts are based on a weighted average of 10,652,401 shares for the year ended December 31, 2018, a weighted average of 11,655,370 shares for the year ended December 31, 2017 and a weighted average of 12,852,758 shares for the period ended December 31, 2016.

For the year ended December 31, 2018, the net unrealized depreciation was primarily the result of a net decrease of $16.8 million related to our investment in Avanti as a result of Avanti’s restructuring, which impacted our costs basis and caused further decreases in fair value through the end of the year.  In addition, we had net unrealized depreciation of $5.8 million on our investment in TRU Taj and $1.7 million on our investment in OPS Acquisitions Limited and Ocean Protection Services Limited primarily resulting from decreases in fair value.  Further, approximately $0.9 million of the decreases in unrealized depreciation was related to securities which were realized during the year and thus are no longer held in the portfolio.

For the year ended December 31, 2017 and the period ended December 31, 2016, the net unrealized depreciation of investments was primarily driven by unrealized depreciation of $19.9 million and $13.3 million, respectively, on our investments in Avanti.

Liquidity and Capital Resources

At December 31, 2018, we had approximately $4.2 million of cash and cash equivalents, none of which was restricted in nature.  In addition, at December 31, 2018, we had $78.1 million in short term investments such as U.S. Treasury Bills and a money market mutual fund.

At December 31, 2018, we had investments in debt securities of 21 companies, totaling approximately $178.0 million at fair value and equity investments in four companies, totaling approximately $6.2 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2018, we had approximately $16.1 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2018 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2018, cash used in operating activities was $30.5 million and consisted primarily of investment purchases of $146.7 million, partially offset by proceeds from sales and principal payments of $123.9 million.  Other non-cash activity includes $26.8 million of net unrealized depreciation on investments, which was partially offset by an increase in short term investments of $12.2 million.

For the year ended December 31, 2017, cash used in operating activities was approximately $24.3 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to PIK interest, changes in working capital and accrued interest receivable.  Net cash used for purchases and sales of investments was approximately $24.9 million.  Such amounts included draws and repayments on revolving credit facilities.

For the period ended December 31, 2016, cash used in operating activities, was approximately $8.7 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to PIK interest, changes in working capital and accrued interest receivable.  Net cash provided by purchases and sales of investments was approximately $0.3 million, reflecting principal repayments and sales of $42.0 million, offset by additional investments of $41.7 million.  Such amounts included draws and repayments on revolving credit facilities.

For the year ended December 31, 2018, cash provided by financing activities was $31.7 million, consisting of $44.4 million in proceeds from the issuance of the GECCM Notes, partially offset by $12.7 million in distributions to investors.

For the year ended December 31, 2017, cash used in financing activities was $39.6 million, consisting of $31.1 million in proceeds from the issuance of the GECCL Notes, which was offset by the $33.6 million used to repay the 2020 Notes, $24.3 million used to purchase shares of our common stock and $12.8 million in distributions to investors.

For the period ended December 31, 2016, cash provided by financing activities was $58.1 million, consisting primarily of cash contributions received, including the $30.0 million contribution received from GEC in the Formation Transactions.

Contractual Obligations

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

On September 18, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of the GECCL Notes, the aggregate principal balance of the GECCL Notes outstanding is $32.6 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes"). On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of the GECCM Notes outstanding is $46.4 million.

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

Recent Developments

In January 2019, we sold $2.0 million of par value of Michael Baker second lien senior secured bonds at a price of approximately 98% of par value.

In January 2019, we sold $4.8 million of par value of Sungard Availability Services Capital, Inc. first lien senior secured loan at a price of approximately 78% of par value.

In January 2019, $3.8 million of par value of Geo Specialty Chemicals, Inc. (“Geo Specialty”) first lien senior secured revolving loan was paid down at 100% of par value.

In January 2019, $3.9 million of par value of Geo Specialty first lien senior secured loan was paid down at 100% of par value.

In January 2019, $5.0 million of par value of TRU Taj first lien senior debtor in possession notes was paid down at 102% of par value.

In January 2019, $16.0 million of par value of TRU Taj first lien senior secured bonds was exchanged for 58,054 shares of common stock of TRU Taj and 16,000 shares of TRU Taj Liquidating Trust.

In January 2019, we received and exercised the right to purchase 718,900 shares of common stock of TRU Taj at a price of $13.94 per share.

In January 2019, we purchased $10.0 million of par value revolving commitment of Research Now Group, Inc. first lien senior secured revolving loan at a price of approximately 93% of par value.

In February 2019, we purchased 80% of the outstanding equity interests in Prestige Capital Corporation for aggregate cash consideration of approximately $7.4 million.

In February 2019, we sold $4.0 million of par value of Michael Baker second lien senior secured bond at a price of approximately 100% of par value.

In March 2019, we sold our position in International Wire Group, Inc. at a price of approximately 102% of par value.

In March 2019, we purchased $2.0 million of par value of Viasat, Inc. receivable at a price of approximately 90% of par value.

In March 2019, we sold $1.2 million of par value of PR Wireless, Inc. first lien senior secured term loan at approximately 99% of par value.

Our Board declared the monthly distributions for the second quarter of 2019 at an annual rate of approximately 9.6% of our December 31, 2018 net asset value, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of December 31, 2018, six debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $74.8 million and $103.2 million in principal debt, respectively.  As of December 31, 2017, seven debt investments in our portfolio bore interest at a fixed rate, and the remaining 17 debt investments were at variable rates, representing approximately $85.4 million and $79.2 million in principal debt, respectively.  The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR rate, and no other change in our portfolio as of December 31, 2018.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the below table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$3,453
2.00%	2,302
1.00%	1,151
(1.00)%	(1,145)
(2.00)%	(2,094)
(3.00)%	(2,626)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2018, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in our 2019 Proxy Statement and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by Item 11 will be contained in our 2019 Proxy Statement and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in our 2019 Proxy Statement and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in our 2019 Proxy Statement and is hereby incorporated by reference thereto.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 will be contained in our 2019 Proxy Statement is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The financial statements set forth on the index to financial statements immediately following the signature page to this report are incorporated by reference as if set forth herein.

Exhibits

The exhibit index immediately preceding the signature page is incorporated herein by reference.

Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.  Form 10-K Summary.

Not applicable.

Exhibit Index

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No.  814-01211 with the SEC.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 7, 2016)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 2 to the Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.1	Form of certificate for the Registrant’s common stock (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.2

Indenture, dated as of September 18, 2017, by and between the Registrant and American Stock Transfer & Trust Company, LLC, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on September 21, 2017)

4.3	First Supplemental Indenture, dated as of September 18, 2017, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K/A filed on September 21, 2017)

4.4	Global Note, dated September 18, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K/A filed on September 19, 2017, as amended September 21, 2017)

4.5	Global Note, dated September 29, 2017 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on September 29, 2017)

4.6

Second Supplemental Indenture dated as of January 19, 2018, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 filed on January 19, 2018)

4.7	Global Note, dated January 19, 2018 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 filed on January 19, 2018)

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.6	Confidential Separation Agreement and Release, dated as of June 4, 2018, by and between Michael Sell and GECM (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 10, 2018)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

21.1*	Subsidiaries

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

99.1*	Audited Financial Statements of PE Facility Solutions, LLC as of and for the year ended December 31, 2018

99.2*	Audited Financial Statements of PE Facility Solutions, LLC as of December 31, 2017 and for the Period from February 3, 2017 (Inception) through December 31, 2017

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 13, 2019.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2019.

Name	Capacity

/s/ Peter A. Reed	Principal Executive Officer and Director
Peter A. Reed

/s/ John J. Woods	Principal Financial Officer and Principal Accounting Officer
John J. Woods

/s/ Randall Revell Horsey	Director
Randall Revell Horsey

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Michael C. Speller	Director
Michael C. Speller

/s/ John E. Stuart	Director
John E. Stuart

GREAT ELM CAPITAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017	F-3
Consolidated Statements of Operations for the years ended December 31, 2018 and December 31, 2017 and the period from inception (April 22, 2016) through December 31, 2016	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2018 and December 31, 2017	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017 and the period from inception (April 22, 2016) through December 31, 2016	F-6
Consolidated Schedules of Investments as of December 31, 2018 and December 31, 2017	F-8
Notes to Consolidated Financial Statements	F-18

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Waltham, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights (presented in Note 9) for the years ended December 31, 2018 and 2017, and for the period ended December 31, 2016 and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in nets assets, cash flows, and financial highlights for the years ended December 31, 2018 and 2017 and for the period ended December 31, 2016, in conformity with principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 13, 2019

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $137,852 and $179,558, respectively)	$128,318	$144,996
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $78,093 and $65,892, respectively)	78,085	65,890
Affiliated investments, at fair value (amortized cost of $89,854 and $4,240, respectively)	35,665	1,770
Controlled investments, at fair value (amortized cost of $20,648 and $18,487, respectively)	20,203	18,104
Total investments	262,271	230,760

Cash and cash equivalents	4,167	2,916
Receivable for investments sold	10,887	12
Interest receivable	3,255	5,027
Due from portfolio company	555	204
Due from affiliates	5	692
Prepaid expenses and other assets	423	302
Total assets	$281,563	$239,913

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,141 and $1,435, respectively)	$31,490	$31,196
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,588 and $0, respectively)	44,811	-
Payable for investments purchased	84,102	66,165
Interest payable	354	354
Distributions payable	3,441	3,015
Accrued incentive fees payable	5,422	5,257
Due to affiliates	1,069	936
Accrued expenses and other liabilities	758	703
Total liabilities	$171,447	$107,626

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,652,401 and 10,652,401shares issued and outstanding, respectively)	$107	$107
Additional paid-in capital	198,247	198,426
Accumulated losses	(88,238)	(66,246)
Total net assets	$110,116	$132,287
Total liabilities and net assets	$281,563	$239,913
Net asset value per share	$10.34	$12.42

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,		For the period ended December 31,
	2018	2017	2016
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$16,259	$15,830	$5,211
Non-affiliated, non-controlled investments (PIK)	-	10,719	-
Affiliated investments	772	73	102
Affiliated investments (PIK)	7,204	-	-
Controlled investments	2,128	1,312	-
Controlled investments (PIK)	971	990	-
Total interest income	27,334	28,924	5,313
Dividend income from non-affiliated, non-controlled investments	197	298	-
Other income from:
Non-affiliated, non-controlled investments	70	470	518
Affiliated investments	92	-	-
Controlled investments	61	36	-
Total other income	223	506	518
Total investment income	$27,754	$29,728	$5,831

Expenses:
Management fees	$2,955	$2,298	$392
Incentive fees	165	4,394	863
Administration fees	1,416	1,362	224
Custody fees	58	62	10
Directors’ fees	195	136	38
Professional services	1,205	1,013	186
Professional services related to the Merger and Formation transactions	-	-	3,471
Interest expense	5,645	2,039	420
Other expenses	601	655	214
Total expenses	12,240	11,959	5,818
Accrued administration fee waiver	-	(70)	80
Net expenses	$12,240	$12,029	$5,738
Net investment income before taxes	$15,514	$17,699	$93
Excise tax	$180	$124	$88
Net investment income	$15,334	$17,575	$5

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$2,209	$3,641	$274
Affiliated investments	-	-	-
Controlled investments	210	(8)	-
Purchase accounting	-	-	(4,698)
Total net realized gain (loss)	2,419	3,633	(4,424)
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(8,359)	(21,078)	(13,487)
Affiliated investments	(18,535)	(2,501)	32
Controlled investments	136	(383)	-
Total net change in unrealized appreciation (depreciation)	(26,758)	(23,962)	(13,455)
Net realized and unrealized gains (losses)	$(24,339)	$(20,329)	$(17,879)
Net increase (decrease) in net assets resulting from operations	$(9,005)	$(2,754)	$(17,874)

Net investment income per share (basic and diluted):	$1.44	$1.52	$-
Earnings per share (basic and diluted):	$(0.85)	$(0.24)	$(1.39)
Weighted average shares outstanding (basic and diluted):	10,652,401	11,655,370	12,852,758

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,		For the period ended December 31,
	2018	2017	2016
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,334	$17,575	$5
Net realized gain (loss) on investments	2,419	3,633	274
Purchase accounting loss	-	-	(4,698)
Net change in unrealized appreciation (depreciation) on investments	(26,758)	(23,962)	(13,455)
Net increase (decrease) in net assets resulting from operations	(9,005)	(2,754)	(17,874)

Distributions to stockholders:
Distributions	(13,166)	(13,682)	(2,123)
Total distributions to stockholders	(13,166)	(13,682)	(2,123)

Capital transactions:
Cash contribution	-	-	30,000
Acquired assets in the formation transaction	-	-	90,494
Acquired assets in the merger	-	-	73,541
Purchases of common stock	-	(24,261)	(1,054)
Net increase (decrease) in net assets resulting from capital transactions	-	(24,261)	192,981
Total increase (decrease) in net assets	(22,171)	(40,697)	172,984
Net assets at beginning of period	$132,287	$172,984	$-
Net assets at end of period	$110,116	$132,287	$172,984

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	12,790,880	-
Shares issued - cash contribution	-	-	1,966,667
Shares issued - formation transaction	-	-	5,935,800
Shares issued merger	-	-	4,986,585
Shares purchased	-	(2,138,479)	(98,172)
Shares outstanding at the end of the period	10,652,401	10,652,401	12,790,880

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,		For the period ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(9,005)	$(2,754)	$(17,874)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(146,707)	(143,820)	(20,699)
Net change in short-term investments	(12,217)	(65,892)	-
Capitalized payment-in-kind interest	(10,321)	(11,709)	510
Proceeds from sales of investments	103,264	63,726	1,234
Proceeds from principal payments	20,678	120,652	31,098
Net realized (gain) loss on investments	(2,419)	(3,633)	(274)
Purchase accounting loss	-	-	4,698
Net change in unrealized (appreciation) depreciation on investments	26,758	23,962	13,455
Amortization of premium and accretion of discount, net	(3,485)	(5,627)	(2,438)
Amortization of discount (premium) on long term debt	657	(804)	(40)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	-	786	434
(Increase) decrease in interest receivable	1,772	(689)	(1,342)
(Increase) decrease in dividends receivable	-	-	-
(Increase) decrease in deposit at broker	-	56	(56)
(Increase) decrease in due from portfolio company	(351)	108	(224)
(Increase) decrease in due from affiliates	687	(612)	(80)
(Increase) decrease in prepaid expenses and other assets	(121)	(195)	174
Increase (decrease) in interest payable	-	354	77
Increase (decrease) in due to affiliates	298	2,770	890
Increase (decrease) in accrued expenses and other liabilities	55	(960)	(816)
Net cash provided by (used for) operating activities	(30,457)	(24,281)	8,727
Cash flows from financing activities
Cash contributions		-	59,109
Purchases of common stock	-	(24,261)	(1,054)
Repayment of 2020 Notes payable	-	(33,645)	-
Issuance of Notes payable	44,448	31,111	-
Distributions paid	(12,740)	(12,790)	-
Net cash provided by (used for) financing activities	31,708	(39,585)	58,055
Net increase (decrease) in cash	1,251	(63,866)	66,782
Cash, beginning of period	2,916	66,782	-
Cash, end of period	$4,167	$2,916	$66,782

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Dollar amounts in thousands

	For the Year Ended December 31,		For the period ended December 31,
	2018	2017	2016
Supplemental disclosure of non-cash financing activities :
Assets purchased for shares	$-	$-	$169,738
Long term debt assumed in the merger	-	-	34,574
Short term debt assumed in the merger	-	-	2,558
Short term debt assumed in the formation	-	-	2,377
Distributions declared, not yet paid	3,441	3,015	2,123
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$120	$88	$0
Cash paid for interest	5,088	2,489	460

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
Aptean Holdings, Inc.	Software Services	2nd Lien, Senior Secured Loan	5	3M L + 9.50%, 10.50% Floor (12.31%)	03/27/2018	12/20/2023	4,010	4,052	4,010
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Senior Secured Bond	4, 5, 10, 11	9.00%	11/03/2016	10/01/2022	38,888	34,954	29,400
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	6,231
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Senior Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,212
Commercial Barge Line Company	Water Transport	1st Lien, Senior Secured Loan		1M L + 8.75%, 9.75% Floor (11.27%)	05/17/2017	11/12/2020	16,605	13,496	11,889
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Senior Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.35%)	11/03/2016	03/31/2020	9,270	8,967	8,807
The Finance Company	Consumer Finance	1st Lien, Senior Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	959	959	959
The Finance Company	Consumer Finance	1st Lien, Senior Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	41	-	-
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	06/08/2018	07/02/2020	1,491	1,491	801
The Finance Company	Consumer Finance	Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Senior Secured Loan	10	3M L + 7.25%, 8.25% floor (10.05%)	12/14/2017	06/13/2025	13,000	12,373	11,932
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien Senior Secured Note	5	3M L + 7.00%, 8.00% Floor (9.80%)	02/02/2018	02/02/2024	9,900	9,726	9,687
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Senior Secured Revolver	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	3,792	3,739	3,761
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Senior Secured Revolver - Unfunded	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	583	-	(5)
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Senior Secured Loan	5	3M L + 4.75%, 5.75% Floor (7.46%)	09/28/2017	04/30/2019	3,875	3,828	3,845
International Wire Group, Inc.	Manufacturing	2nd Lien, Senior Secured Bond	11	10.75%	09/19/2017	08/01/2021	17,500	16,616	15,575
Michael Baker International, LLC	Industrial Conglomerates	2nd Lien, Senior Secured Bond	11	8.75%	12/31/2017	03/01/2023	13,500	13,105	13,365
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Senior Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	34
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Senior Secured Revolver	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	1,948	$1,948	$1,948
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Senior Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	4,052	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Senior Secured Loan A	3, 5	1M L + 11.00% (13.35%)	02/28/2017	02/27/2022	9,800	9,800	9,800
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Senior Secured Loan B	3, 5, 6	1M L + 14.00% (16.35%)	02/28/2017	02/27/2022	6,695	6,450	6,695
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Senior Secured Note	5, 10	1M L + 5.50%, 7.50% Floor (8.01%)	11/03/2016	01/27/2020	1,122	929	70
PFS Holdings Corp.	Food & Staples Retailing	1st Lien, Senior Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.88%)	07/09/2018	01/31/2021	14,979	9,554	8,935
PR Wireless, Inc.	Wireless Communications	1st Lien, Senior Secured Loan	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	602	602	600
PR Wireless, Inc.	Wireless Communications	1st Lien, Senior Secured Delayed Draw Loan - Unfunded	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	768	-	(4)
SESAC Holdco II LLC	Business Services	2nd Lien, Senior Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.76%)	12/13/2017	02/24/2025	9,942	9,875	9,505
Sungard Availability Services Capital, Inc.	Technology Services	1st Lien, Senior Secured Loan	5	1M L + 7.00%, 8.00% Floor (9.57%)	01/24/2018	9/30/2021	4,808	4,524	4,428
Tallage Davis, LLC	Real Estate Services	1st Lien, Senior Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,415	2,415	2,375
Tallage Davis, LLC	Real Estate Services	1st Lien, Senior Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	10,660	-	(176)
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Senior Secured Loan	5	3M L + 10.00%, 11.00% Floor (12.81%)	11/03/2016	12/31/2019	2,298	2,298	2,280
Tru Taj, LLC	Retail	1st Lien, Senior Secured Bond	11	12.00%	07/21/2017	08/15/2021	16,000	15,433	9,160
Tru Taj, LLC	Retail	1st Lien, Debtor in Possession Note	5	11.00%	03/26/2018	01/22/2019	4,992	5,020	5,067
Total Investments excluding Short-Term Investments (167.27% of Net Assets)								248,354	184,186
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	3,550,161	3,550	3,550
United States Treasury		Treasury Bill		0%		04/04/2019	75,000	74,543	74,535
Total Short-Term Investments (70.91% of Net Assets)								78,093	78,085
TOTAL INVESTMENTS (238.18% of Net Assets)								$326,447	$262,271
Other Liabilities in Excess of Assets ((138.17)% of Net Assets)									$(152,155)
NET ASSETS									$110,116

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 2.50%.  The three month (“3M”) LIBOR as of period end was 2.81%.

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	Security pays, or has the option to pay, all of its interest in kind.
(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 25.9% were non-qualifying assets as of period end.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,694; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $49,881; the net unrealized depreciation was $(48,187); the aggregate cost of securities for Federal income tax purposes was $310,459.

As of December 31, 2018, the Company’s investments consisted of the following investment types:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$177,955	161.61%
Equity/Other	6,231	5.66%
Short-Term Investments	78,085	70.91%
Total	$262,271	238.18%

As of December 31, 2018, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$35,631	32.36%
Building Cleaning and Maintenance Services	18,443	16.75%
Software Services	15,942	14.48%
Manufacturing	15,575	14.14%
Retail	14,227	12.92%
Industrial Conglomerates	13,365	12.14%
Water Transport	11,889	10.80%
Gaming, Lodging & Restaurants	9,687	8.80%
Business Services	9,505	8.63%
Food & Staples Retailing	8,935	8.11%
Radio Broadcasting	8,807	8.00%
Chemicals	7,601	6.90%
Real Estate Services	4,479	4.07%
Technology Services	4,428	4.02%
Hotel Operator	3,212	2.92%
Consumer Finance	1,830	1.66%
Wireless Communications	596	0.54%
Maritime Security Services	34	0.03%
Short-Term Investments	78,085	70.91%
Total	$262,271	238.18%

As of December 31, 2018, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$226,606	205.79%
United Kingdom	35,665	32.39%
Total	$262,271	238.18%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2017

Dollar amounts in thousands

Portfolio Company	Security	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Investments at Fair Value - 174.43% of Net Assets(1)
Controlled Investments - 13.68% of Net Assets(3)

PE Facility Solutions, LLC	1st Lien, Senior Secured Revolver(5),(15)	02/27/2022	-	$-	$-	-
San Diego, CA	1st Lien, Senior Secured Revolver - Unfunded(5),(15)	02/27/2022	3,000	-	-	-
	1st Lien, Senior Secured Loan A(5),(15)	02/27/2022	9,900	9,900	9,900	7.48%
	1st Lien, Senior Secured Loan B(5),(15)	02/27/2022	9,105	8,587	8,204	6.20%
	Common Equity(5),(8),(15)		1	-	-	-
				18,487	18,104	13.68%
Total Controlled Investments				18,487	18,104	13.68%

Affiliate Investments - 1.34% of Net Assets(4)

OPS Acquisitions Limited and Ocean Protection Services Limited	1st Lien, Senior Secured Loan(5),(10),(16)	06/01/2018	4,903	4,240	1,770	1.34%
London, UK	Common Equity(5),(8),(10),(16)		19	-	-	-
				4,240	1,770	1.34%
Total Affiliate Investments				4,240	1,770	1.34%

Non-Affiliated, Non-Controlled Investments - 109.60% of Net Assets

Almonde, Inc.	2nd Lien, Senior Secured Loan(5),(10),(17)	06/13/2025	5,000	5,037	5,005	3.78%
Philadelphia, PA

Avanti Communications Group PLC	2nd Lien, Senior Secured Bond(10),(11)	10/01/2021	34,917	30,427	28,807	21.78%
London, UK	3rd Lien, Senior Secured Bond(10),(11)	10/01/2023	54,113	45,011	13,257	10.02%
	Common Equity(8),(10)		1,829,496	23	213	0.16%
				75,461	42,277	31.96%

Commercial Barge Line Company	1st Lien, Senior Secured Loan(5),(18)	11/12/2020	9,254	7,551	5,279	3.99%
Jeffersonville, IN

Portfolio Company	Security	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Davidzon Radio, Inc.	1st Lien, Senior Secured Loan(5),(16)	03/31/2020	9,685	9,144	8,876	6.71%
Brooklyn, NY

Geo Specialty Chemicals, Inc.	1st Lien, Senior Secured Revolver(5),(19)	04/30/2019	3,646	3,465	3,500	2.64%
Lafayette, Indiana	1st Lien, Senior Secured Revolver - Unfunded(5),(19)	04/30/2019	729	(29)	(29)	(0.02%)
	1st Lien, Senior Secured Loan(5),(19)	04/30/2019	6,563	6,248	6,300	4.76%
				9,684	9,771	7.38%

International Wire Group Inc	2nd Lien, Senior Secured Bond(11)	08/01/2021	13,000	12,071	11,960	9.04%
Camden, NY

Luling Lodging, LLC	1st Lien, Senior Secured Loan(5),(16)	12/18/2017	2,715	1,300	1,605	1.21%
Luling, TX

Michael Baker International, LLC	2nd Lien, Senior Secured Bond(11)	03/01/2023	5,000	4,876	4,838	3.66%
Pittsburgh, PA

NANA Development Corp.	1st Lien, Senior Secured Bond(11)	03/15/2019	7,000	6,902	7,070	5.34%
Anchorage, AK

PEAKS Trust 2009-1	1st Lien, Senior Secured Loan(5),(10),(16)	01/27/2020	1,462	1,020	878	0.67%
Carmel, IN

PR Wireless, Inc.	1st Lien, Senior Secured Loan(5),(16)	06/29/2020	9,754	8,908	9,749	7.37%
Guaynabo, PR	1st Lien, Senior Secured Delayed Draw Loan(5),(20)	06/29/2020	274	274	274	0.21%
	1st Lien, Senior Secured Unfunded Delayed Draw Loan(5),(20)	06/29/2020	1,098	-	-	-
				9,182	10,023	7.58%
RiceBran Technologies Corporation	Warrants(5),(8),(16)	05/12/2020	300,000	145	136	0.10%
Scottsdale, AZ

SESAC Holdco II LLC	2nd Lien, Senior Secured Loan(5),(21)	02/24/2025	4,150	4,103	4,156	3.14%
Nashville, TN

Sungard Availability Services Capital, Inc.	1st Lien, Senior Secured Loan(5),(22)	10/01/2022	6,000	5,700	5,952	4.50%
Wayne, PA

Portfolio Company	Security	Maturity	Par Amount /Quantity	Cost	Fair Value	% of NAV
Tallage Lincoln, LLC.	1st Lien, Senior Secured Loan(5),(16)	12/31/2019	5,723	5,725	5,718	4.32%
Boston, MA	1st Lien, Senior Secured Loan - Unfunded(5),(16)	12/31/2019	2,250	-	-	-
				5,725	5,718	4.32%

The Finance Company	1st Lien, Senior Secured Loan(5),(16)	03/31/2018	2,191	2,191	1,993	1.51%
Silver Springs, MD	1st Lien, Senior Secured Unfunded Loan(5),(16)	03/31/2018	709	-	-	-
				2,191	1,993	1.51%

The Selling Source, LLC	1st Lien, Senior Secured Loan(5),(16),(23)	12/31/2017	5,689	4,202	4,659	3.52%
Las Vegas, NV

Tru Taj, LLC	1st Lien, Senior Secured Bond(11)	08/15/2021	16,000	15,264	14,800	11.19%
Wayne, NJ

Total Non-Affiliated, Non-Controlled Investments				179,558	144,996	109.60%

Short-Term Investments - 49.81% of Net Assets

State Street Institutional Treasury Money Market Fund	Money Market Mutual Fund		16,052,817	16,053	16,053	12.13%

United States Treasury	Treasury Bill	3/29/2018	50,000	49,839	49,837	37.67%

Total Short-Term Investments				65,892	65,890	49.80%

TOTAL INVESTMENTS(14) – 174.43% of Net Assets				$268,177	$230,760	174.43%

Other Liabilities in Excess of Assets - (74.43)% of Net Assets					$(98,473)	(74.43%)

NET ASSETS					$132,287	100.00%

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

The Company and Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), entered into an Agreement and Plan of Merger, dated as of June 23, 2016 (the “Merger Agreement”).  The Merger Agreement provided for the merger of Full Circle with and into the Company (the “Merger”).  The Company agreed to provide indemnity to Full Circle’s directors and officers under certain circumstances.  The Company has concluded that its indemnification obligation is remote as of the date of the accompanying financial statements.  The Merger was completed on November 3, 2016 and the Company began operations on November 4, 2016.  The Company accounted for the Merger as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”).  The consideration for the Merger consisted of 4,986,585 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”).

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.  The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“ASC 946”).

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value.  The Company generally obtains market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.  Short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value.  Debt and equity securities for which market quotations are not readily available, which is the case for many of the Company’s investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with the Company’s documented valuation policy that has been reviewed and approved by our Board, who also approve in good faith the valuation of such securities as of the end of each quarter.  Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize.  In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of our investments for which market quotations are not readily available.  Market quotations may be deemed not to represent fair value in certain circumstances where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security.

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

The Company’s audit committee recommends, and our Board approves, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the respective independent valuation firms (to the extent applicable) and the inputs of each of our Board and the audit committee of our Board.

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

The Company has accrued $180, $124 and $80 of excise tax expense for the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, respectively.

At December 31, 2018, the Company, for federal income tax purposes, had capital loss carryforwards of $46,161 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2018, $46,161 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2018, $16,815 are short-term and $29,346 are long term.

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

Recent Accounting Developments.

Revenue Recognition In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under this new pronouncement, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 applies to all entities and, for public entities, is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this pronouncement on January 1, 2018.  Substantially all of the Company's revenue streams are excluded from the scope of the new standard and the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Premium Amortization on Purchased Callable Debt Securities In March 2017, FASB issued ASU 2017-08; Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  ASU 2017-08 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted.  The application of this guidance is not expected to have a material impact on the accompanying consolidated financial statements and related disclosures.

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  On September 1, 2018, the Company early adopted the eliminated and modified disclosures of ASU 2018-13 and, as a result, updated its financial statement disclosures accordingly. A modified narrative description of measurement uncertainty for level 3 fair value measurements was applied prospectively, with all other amendments applied retrospectively.

SEC Simplification In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018.  The Company adopted the SEC Release for the fiscal year ended December 31, 2018.  The SEC Release required presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets.  Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the consolidated statements of assets and liabilities, as three components: 1) accumulated undistributed net investment income; 2) net unrealized appreciation (depreciation); and 3) accumulated net realized gain (loss) and presented distributions from distributable earnings on the consolidated statements of changes in net assets as distributions from net investment income.  In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the consolidated statements of assets and liabilities and consolidated statements of changes in net assets, respectively.  The changes in presentation have been retrospectively applied to the consolidated statements of changes in net assets and the consolidated statement of assets and liabilities for the year ended December 31, 2017.

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

Management Fee The base management fee is calculated at an annual rate of 1.50% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds.  The base management fee is payable quarterly in arrears.  The base management fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter.  Base management fees for any partial quarter are prorated.

For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, management fees amounted to $2,955, $2,298 and $392, respectively.  As of December 31, 2018 and 2017, $740 and $612 remained payable, respectively.

Incentive Fee The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not.  One component of the incentive fee is based on income (the “Income Incentive Fee”) and the other component is based on capital gains (the “Capital Gains Incentive Fee”).

The Income Incentive Fee is calculated on a quarterly basis as 20% of the amount by which the Company’s pre-incentive fee net investment income (the “Pre-Incentive Fee Net Investment Income”) for the quarter exceeds a hurdle rate of 1.75% (7.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which GECM receives all of such income in excess of the 1.75% level but less than 2.1875% (8.75% annualized) and subject to a total return requirement (described below).  The effect of the “catch-up” provision is that, subject to the total return provision, if pre-incentive fee net investment income exceeds 2.1875% of the Company’s net assets at the end of the immediately preceding calendar quarter, in any calendar quarter, GECM will receive 20.0% of the Company’s pre-incentive fee net investment income as if the 1.75% hurdle rate did not apply.  These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the then current quarter.

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2018 was $14,571.  Accrued Unpaid Income includes PIK income of $10,321 earned during the year ended December 31, 2018.  Accrued Unpaid Income as of December 31, 2017 was $20,168, which included PIK income of $11,709 earned during the year ended December 31, 2017 and $1,962 of accrued interest income that is expected to PIK under PIK toggle elections.  Accrued Unpaid Income as of December 31, 2016 includes $1,128 of accrued interest income that is expected to PIK under PIK toggle elections.

Any Income Incentive Fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) is deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by the Company or its consolidated subsidiaries in respect thereof.  Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

We will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid).  “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters.

Under the Capital Gains Incentive Fee, the Company is obligated to pay GECM at the end of each calendar year 20% of the aggregate cumulative realized capital gains from November 4, 2016 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, the Company incurred Income Incentive Fees of $165, $4,394 and $863, respectively.  For the year ended December 31, 2018, the Income Incentive Fees incurred include an accrual of $3,100 offset by a reversal of $2,935 of Income Incentive Fees previously accrued (discussed further below).  As of December 31, 2018 and 2017, $5,422 and $5,257 of Income Incentive Fees, respectively, remained payable of which all was related to Accrued Unpaid Income Incentive Fees and none was immediately payable after calculating the total return requirement.  For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, the Company accrued Incentive Fees based on capital gains of $0.

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

Administration Fees.  Pursuant to the Administration Agreement, with GECM provides us with administrative services, including, among other things, furnishing the Company with office facilities, equipment, clerical, bookkeeping record keeping services.  The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement.

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

For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, the Company incurred expenses under the Administration Agreement of $1,416, $1,362 and $224, respectively.  As of December 31, 2018 and 2017, $329 and $257, respectively, remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018 and 2017.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$61,921	$116,034	$177,955
Equity(1)	6,231	-	-	6,231
Short Term Investments	78,085	-	-	78,085
Total investment assets	$84,316	$61,921	$116,034	$262,271

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$80,732	$83,789	$164,521
Equity/Other	213	-	136	349
Short Term Investments	65,890	-	-	65,890
Total investment assets	$66,103	$80,732	$83,925	$230,760

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2018
Fixed Income	$83,789	$12,570	$126,639	$2,081	$(7,290)	$(103,890)	$2,135	$116,034
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$126,639	$2,416	$(7,281)	$(104,370)	$2,135	$116,034

The following is a reconciliation of Level 3 assets for the year ended December 31, 2017:

Level 3	Beginning Balance as of January 1, 2017	Transfers Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2017
Fixed Income	$83,979	$-	$139,859	$2,053	$(2,854)	$(142,824)	$3,576	$83,789
Equity/Other	501	-	2,137	(321)	17	(2,198)	-	136
Total investment assets	$84,480	$-	$141,996	$1,732	$(2,837)	$(145,022)	$3,576	$83,925
(1)

Purchases may include new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and capitalized PIK income, securities received in corporate actions and restructurings.  Sales and Settlements may include scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities), securities delivered in corporate actions and restructuring of investments.

(2)

The net change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2018 totaled $(6,833) consisting of the following: $(6,833) related to debt securities and $0 related to equity/other.  The net change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2017 totaled $(3,315) consisting of the following: $(3,332) related to debt securities and $17 related to equity/other.

One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the twelve months ended December 31, 2018 as a result of changes in pricing transparency.  There were no transfers into or out of Level 3 for the year ended December 31, 2017. Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2018 and 2017, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

December 31, 2018

Level 3 Instruments	Level 3 Assets	Significant Unobservable Inputs by Valuation Techniques(1)	Range(2) of Significant Unobservable Inputs (Weighted Average(3))
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪Discount Rate Asset Recovery/ Waterfall analysis: ▪EV/EBITDA(4) ▪Discount Rate ▪Liquidation Value	8.10% - 40.00% (15.38%) 2.08 – 5.50 (3.20) 15.00% – 15.00% (15.00%) N/A
Equity	Common Stock	Liquidation Value	N/A

December 31, 2017

Level 3 Instruments	Level 3 Assets	Significant Unobservable Inputs by Valuation Techniques(1)	Range(2) of Significant Unobservable Inputs (Weighted Average(3))
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured and Unsecured Debt	Discounted cash flows: ▪Discount Rate Comparable multiples: ▪EV/EBITDA(4) Liquidation/Waterfall analysis: ▪EV/EBITDA(4)	7.69% - 38.75% (11.30%) 4.25 – 13.75 (6.68)
Equity	Common Stock, LLC Units and Warrants on private stock	Liquidation Value	N/A
Equity	Warrants on publicly traded stock	Volatility:	67.99%
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

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	$46,398	$2,393	N/A	$0.98
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of Great Elm’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.  Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it.
(4)	The average market value per unit for the Notes, as applicable, is based on the average daily prices of such Notes and is expressed per $1 of indebtedness.

The indenture’s covenants include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of December 31, 2018, the Company had not repurchased any of the Notes.  As of December 31, 2018 and 2017, the Company was in compliance with all covenants under the indentures.

For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, the components of interest expense were as follows:

	For the years ended December 31,
	2018	2017	2016
Borrowing interest expense	$5,088	$2,843	$460
Amortization of acquisition premium	557	(804)	(40)
Total	$5,645	$2,039	$420
Weighted average interest rate(1)	7.27%	4.76%	7.86%
Average outstanding balance	$77,631	$42,854	$33,646
(1)	Annualized.

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

	December 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,174
Unsecured Debt - GECCM Notes	46,398	46,398	45,044
Total	$79,029	$79,029	$77,218

	December 31, 2017
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,218
Total	$32,631	$32,631	$33,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of December 31, 2018, the Company had approximately $16,105 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2018 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

We are named as a defendant in a lawsuit captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery.  This lawsuit was brought by a member of Selling Source, LLC, one of our portfolio investments, against various members of and lenders to Selling Source.  The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against us.  As of June 30 2018, we held $5.69 million in principal amount, or approximately 6%, of Selling Source’s outstanding senior bank debt.  The lawsuit was filed on March 5, 2016 and the plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us.  In June 2018, Intrepid sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint.  In September 2018, we joined the other defendants in a motion to dismiss on various grounds.  In February 2019, Intrepid filed a second amended complaint to which defendants have until March 2019 to file a renewed motion to dismiss.  We intend to continue to monitor the matter and will assess the need to defend the matter further as necessary.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle.  Dr.  Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the "District Court") against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr.  Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr.  Pumphrey voluntarily withdrew his complaint against Mr. Bonner in the District Court of Harris County, Texas.  In November 2016, Dr.  Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Mr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr.  Pumphrey is seeking between $2 million and $6 million in damages.  GECC believes Dr.  Pumphrey’s claims to be frivolous and intends to vigorously defend them.  Furthermore, we continue to pursue our initial claims against Dr.  Pumphrey in the District Court of Caldwell County, Texas.

In September 2018, we (as successor by merger to Full Circle), the other lenders, and the lender trustee under PEAKS Trust 2009-11 (“Peaks Trust”), were named as defendants in a claim brought by the chapter 7 trustee in the ITT Educational Services bankruptcy. Full Circle purchased via assignment a portion of the PEAKS Trust senior secured facility from Deutsche Bank Trust Company Americas in December 2016.  The PEAKS Trust senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc. (“ITT”). In September 2016, ITT and its affiliates filed for relief under chapter 7 of the bankruptcy code. Following the chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including GECC. On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement. We are continuing to monitor these proceedings.

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

8.  TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,		For the period ended December 31,
(in thousands)	2018	2017	2016
Distributions paid from:
Ordinary income	$13,116	$13,682	$2,123
Net long term capital gains	-	-	-
Total taxable distributions	$13,116	$13,682	$2,123

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2018	2017	2016
Undistributed ordinary income - net	$6,111	$3,488	$1,781
Capital loss carryforwards	(46,161)	(46,984)	(41,842)
Total undistributed earnings	(40,050)	(43,496)	(40,061)
Unrealized earnings (losses) - net	(48,187)	(22,750)	(6,402)
Total accumulated earnings (losses) - net	$(88,237)	$(66,246)	$(46,463)

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2018	2017
Tax cost	$310,459	$253,510

Gross unrealized appreciation	1,694	2,353
Gross unrealized depreciation	(49,881)	(25,103)
Net unrealized appreciation (depreciation) on investments	$(48,187)	$(22,750)

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

	As of December 31,
(in thousands)	2018	2017
Paid-in capital in excess of par	$(180)	$3,349
Accumulated undistributed net investment income	3,353	(729)
Accumulated net realized gain (loss)	(3,173)	(2,620)

At December 31, 2018, the Company, for federal income tax purposes, had capital loss carryforwards of $46,161 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2018, $46,161 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2018, $16,815 are short-term and $29,346 are long term.

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

9.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,		November 3, 2016 (Commencement of Operations) to December 31,
	2018	2017	2016(6)
Per Share Data:(1)
Net asset value, beginning of period	$12.42	$13.52	$14.41
Net investment income	1.44	1.52	0.28
Net realized gains	0.23	0.31	0.02
Net change in unrealized appreciation (depreciation)	(2.51)	(2.13)	(1.05)
Net increase (decrease) in net assets resulting from operations	(0.84)	(0.30)	(0.75)
Accretion from share buybacks	-	0.40	0.03
Distributions declared from net investment income(2)	(1.24)	(1.20)	(0.17)
Net decrease resulting from distributions to common stockholders	(1.24)	(1.20)	(0.17)
Net asset value, end of period	$10.34	$12.42	$13.52
Per share market value, end of period	$7.85	$9.84	$11.67

Shares outstanding, end of period	10,652,401	10,652,401	12,790,880
Total return based on net asset value(3)	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver(4),(5),(7)	9.96%	7.87%	10.27%
Ratio of total expenses to average net assets after waiver(4),(5),(7)	9.96%	8.00%	9.99%
Ratio of incentive fees to average net assets(4),(7)	0.13%	2.89%	3.04%
Ratio of net investment income to average net assets(4),(5),(7)	12.30%	11.56%	10.52%
Portfolio turnover	67%	116%	27%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the years ended December 31, 2018 and 2017 and the period ended December 31, 2016, average net assets were $124,668, $151,986 and $179,366, respectively

(5)	Annualized for periods less than one year.
(6)

Net asset value at the beginning of the period is the net asset value per share as of the consummation of the Merger.  Management corrected this heading to correspond to the timing of the Merger.  The heading was corrected to read “November 3, 2016 to December 31, 2016,” whereas it had previously been presented as “November 4, 2016 (commencement of operations) to December 31, 2016.” November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which the Company began operating as the combined entity resulting from the Merger.  On November 3, 2016, the Company recognized approximately $3,444 of organization costs in connection with the Merger, which were included in calculating the beginning of the period net asset value, and amounted to ($0.27) per share, based on 12,889,104 shares issued and outstanding on November 3, 2016.

(7)

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

10.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at December 31, 2018 represented 32% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at December 31, 2018 represented 18% of the Company's net assets.

As a result of restructurings during the second quarter of 2018, Avanti Communications Group PLC became an affiliated investment and The Finance Company became a controlled investment. Both investments were previously considered to be non-affiliated, non-controlled investments.

Fair value as of December 31, 2018 along with transactions during the year then ended in these affiliated and controlled investments was as follows:

	For the Year Ended December 31, 2018
Issue(1)	Fair value at December 31, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2018	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
OPS Acquisitions Limited and Ocean Protection Services Limited
Term Loan	$1,770	$-	$-	$-	$(1,736)	$34	$-	$-	$-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	1,770	-	-	-	(1,736)	34	-	-	-

Avanti Communications Group PLC
Senior Secured Bond, 2nd Lien	28,807	4,527	-	-	(3,934)	29,400	4,311	89	-
Senior Secured Bond, 3rd Lien	13,257	5,626	50,637	-	31,754	-	3,665	3	-
Equity (9% of class)	213	50,637	-	-	(44,619)	6,231	-	-	-
	42,277	60,790	50,637	-	(16,799)	35,631	7,976	92	-

Totals	$44,047	$60,790	$50,637	$-	$(18,535)	$35,665	$7,976	$92	$-

Controlled Investments
PE Facility Solutions, LLC
Revolver	$-	$64,942	$62,994	$-	$-	$1,948	$254	$42	$-
Term Loan A	9,900	-	100	-	-	9,800	1,304	-	-
Term Loan B	8,204	1,061	3,408	210	628	6,695	1,186	-	-
Equity (88% of class)	-	-	-	-	-	-	-	-	-
	18,104	66,003	66,502	210	628	18,443	2,744	42	-

The Finance Company
Senior Secured Bond	1,993	-	2,191	-	198	-	181	1	-
Revolver	-	4,812	3,853	-	-	959	62	18	-
Term Loan B	-	1,491	-	-	(690)	801	112	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,993	6,303	6,044	-	(492)	1,760	355	19	-

Totals	$20,097	$72,306	$72,546	$210	$136	$20,203	$3,099	$61	$-
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases resulting from new or additional portfolio investments, capitalized PIK interest, accretion of discounts and the exchange of one or more existing securities for one or more new securities.

(3)	Gross reductions include decreases resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities.
(4)	Interest income includes accrued PIK interest.

Fair value as of December 31, 2017 along with transactions during the year then ended in these affiliated and controlled investments was as follows:

	For the Year Ended December 31, 2017
Issue(1)	Fair value at December 31, 2016	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2017	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
OPS Acquisitions Limited and Ocean Protection Services Limited
Term Loan	$4,286	$25	$(40)	$-	$(2,470)	$1,770	$73	$-	$-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	4,286	25	(40)	-	(2,470)	1,770	73	-	-

Controlled Investments
Texas Westechester Financial, LLC
Equity (100% of class)	68	-	(68)	(8)	-	-	-	-	-

PE Facility Solutions, LLC
Revolver	$-	$51,166	$(51,166)	$-	$-	$-	$58	$36	$-
Term Loan A	-	10,000	(100)	-	-	9,900	1,035	-	-
Term Loan B	-	8,587	-	-	(383)	8,204	1,209	-	-
Equity (83% of class)	-	-	-	-	-	-	-	-	-
	-	69,753	(51,266)	-	(383)	18,104	2,302	36	-

Double Deuce Lodging, LLC
Equity (100% of class)	-	2,138	(2,138)	-	-	-	-	-	-

Totals	$68	$71,891	$(53,472)	$(8)	$(383)	$18,104	$2,302	$36	$-
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with SEC Regulation S-X Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the year ended December 31, 2018 under at least one of the significance conditions of Rule 4-08(g).  Accordingly, audited financial statements have been included as exhibits to this Form 10-K.

11.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2018 and 2017.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(in thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$6,913	$6,181	$7,162	$7,498	$9,710	$6,466	$6,237	$7,315
Net investment income	2,704	2,686	6,078	3,866	6,433	3,570	3,478	4,094
Net realized and unrealized gains (losses)	(15,177)	2,173	(3,430)	(7,905)	(1,367)	(12,302)	(5,945)	(715)
Net decrease in net assets resulting from operations	$(12,473)	$4,859	$2,648	$(4,039)	$5,066	$(8,732)	$(2,467)	$3,379
Basic and diluted earnings (losses) per common share	$(1.18)	$0.46	$0.25	$(0.38)	$0.47	$(0.77)	$(0.20)	$0.27
Net asset value per common share at end of quarter	$10.34	$12.00	$11.79	$11.79	$12.42	$12.38	$13.29	$13.59

12.	SUBSEQUENT EVENTS

Subsequent events after the have been evaluated through the date the financial statements were available to be issued.  Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In January 2019, we sold $2,000 of par value of Michael Baker International, LLC (“Michael Baker”) second lien senior secured bonds at a price of approximately 98% of par value.

In January 2019, we sold $4,808 of par value of Sungard Availability Services Capital, Inc. (“SUNASC”) first lien senior secured loan at a price of approximately 78% of par value.

In January 2019, $3,792 of par value of Geo Specialty first lien senior secured revolving loan was paid down at 100% of par value.

In January 2019, $3,875 of par value of Geo Specialty first lien senior secured loan was paid down at 100% of par value.

In January 2019, $4,992 of par value of TRU Taj LLC (“TRU Taj”) first lien senior debtor in possession notes was paid down at 102% of par value.

In January 2019, $16,000 of par value of TRU Taj first lien senior secured bonds was exchanged for 58,054 shares of common stock of TRU Taj and 16,000 shares of TRU Taj Liquidating Trust.

In January 2019, we received and exercised the right to purchase 718,900 shares of common stock of TRU Taj at a price of $13.94 per share.

In January 2019, we Purchased $10,000 of par value revolving commitment of Research Now first lien senior secured revolving loan at a price of approximately 93% of par value.

In February 2019, we purchased 80% of the outstanding equity interests in Prestige Capital Corporation for aggregate cash consideration of approximately $7,352.

In February 2019, we Sold $4,000 of par value of Michael Baker International, LLC second lien senior secured bond at a price of approximately 100% of par value.

In March 2019, we sold our position in International Wire Group, Inc. at a price of approximately 102% of par.

In March 2019, we purchased $2,000 of par value of Viasat, Inc. receivable at a price of approximately 90% of par value.

In March 2019, we sold $1,151 million of par value of PR Wireless, Inc. first lien senior secured term loan at approximately 99% of par value.

Our Board declared the monthly distributions for the second quarter of 2019 at an annual rate of approximately 9.6% of our December 31, 2018 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.