Form 10-Q
period 2019-03-31
Great Elm Capital Corp.
filed 2019-05-14
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
6.50% Notes due 2022	GECCL	Nasdaq Global Market
6.75% Notes due 2025	GECCM	Nasdaq Global Market

As of May 9, 2019, the registrant had 10,343,518 shares of common stock, $0.01 par value per share, outstanding.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (our “Form 10-K”).

The information contained herein may contain “forward-looking statements” based on our current expectations, assumptions and estimates about us and our industry.  These forward-looking statements involve risks and uncertainties.  Words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results could differ materially from those we express in the forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in our Form 10-K and in this Quarterly Report on Form 10-Q (this “Form 10-Q”).  The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made.  We undertake no obligation to update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments.  We invest primarily in the debt instruments of middle-market companies and small businesses, generally in the form of senior secured and unsecured notes, as well as senior secured loans, junior loans and mezzanine debt.  We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

On September 27, 2016, we and Great Elm Capital Management, Inc.  (“GECM”), our external manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to GECM under those agreements.  The Investment Management Agreement renews for successive annual periods, subject to requisite Board and/or stockholder approvals.

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

Revenues

We generate revenue primarily from interest on the debt investments that we hold.  We may also generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and lease, fee, and other income.  Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity.  Our debt investments generally pay interest quarterly or semi-annually.  Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity.  In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or pay-in-kind (“PIK”).  In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

Expenses

Our primary operating expenses include the payment of a base management fee, administration fees (including the allocable portion of overhead under the Administration Agreement), and, depending on our operating results, an incentive fee.  The base management fee and incentive fee remunerates GECM for work in identifying, evaluating, negotiating, closing and monitoring our investments.  The Administration Agreement provides for reimbursement of costs and expenses incurred for office space rental, office equipment and utilities allocable to us under the Administration Agreement, as well as certain costs and expenses incurred relating to non-investment advisory, administrative or operating services provided by GECM or its affiliates to us.  We also bear all other costs and expenses of our operations and transactions.  In addition, our expenses include interest on our outstanding indebtedness.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value.  We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.  However, short-term debt investments with remaining maturities within 90 days are generally valued at amortized cost, which approximates fair value.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business).  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts.  In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights and the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, and merger and acquisition comparables; and enterprise values.

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

Investments are classified in accordance with accounting principles generally accepted in the United States of America (“GAAP”) into three broad levels as follows:

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

Net change in unrealized appreciation or depreciation reflects the net change in portfolio investment fair values and portfolio investment cost bases during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016 (in thousands):

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
Quarter ended September 30, 2018	38,969	(37,991)	10.40%
Quarter ended December 31, 2018	34,849	(40,028)	10.32%
For the year ended December 31, 2018	174,965	(134,817)

For the quarter ended March 31, 2019	54,846	(59,869)	11.28%

Since inception	$636,846	$(411,408)
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

(3)

Weighted average interest rate is based upon the stated coupon rate and par value of outstanding debt securities at the measurement date.  Debt securities on non-accrual status are included in the calculation and are treated as having 0% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2019 and the year ended December 31, 2018.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the three months ended March 31, 2019	For the Year Ended December 31, 2018
Beginning Investment Portfolio	$184,186	$164,870
Portfolio Investments acquired(1)	54,846	174,965
Amortization of premium and accretion of discount, net	1,272	3,485
Portfolio Investments repaid or sold(2)	(59,869)	(134,817)
Net change in unrealized appreciation (depreciation) on investments	4,669	(26,752)
Net realized gain (loss) on investments	604	2,435
Ending Investment Portfolio	$185,708	$184,186
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$38,956	20.98%	$35,631	19.35%
Building Cleaning and Maintenance Services	20,683	11.14%	18,443	10.01%
Retail	20,292	10.93%	14,227	7.72%
Software Services	19,393	10.44%	15,942	8.66%
Business Services	12,742	6.86%	9,505	5.16%
Water Transport	11,389	6.13%	11,889	6.45%
Gaming, Lodging & Restaurants	9,766	5.26%	9,687	5.27%
Food & Staples Retailing	8,904	4.79%	8,935	4.85%
Radio Broadcasting	8,536	4.60%	8,807	4.78%
Industrial Conglomerates	7,538	4.06%	13,365	7.26%
Specialty Finance	7,367	3.97%	-	0.00%
Internet Media	3,486	1.88%	-	0.00%
Real Estate Services	3,238	1.74%	4,479	2.43%
Hotel Operator	3,087	1.66%	3,212	1.74%
Restaurants	2,903	1.56%	-	0.00%
Apparel & Textile Products	1,983	1.07%	-	0.00%
Communications Equipment	1,972	1.06%	-	0.00%
Industrial	1,931	1.04%	-	0.00%
Consumer Finance	1,409	0.76%	1,830	0.99%
Wireless Communications	103	0.05%	596	0.32%
Maritime Security Services	30	0.02%	34	0.02%
Manufacturing	-	0.00%	15,575	8.46%
Chemicals	-	0.00%	7,601	4.13%
Technology Services	-	0.00%	4,428	2.40%
Total	$185,708	100.00%	$184,186	100.00%

Results of Operations

Investment Income

	For the Three Months Ended March 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$6,313	$0.59	$7,498	$0.70
Interest income	5,720	0.54	7,365	0.69
Dividend income	473	0.04	106	0.01
Other income	120	0.01	27	0.00
(1)	The per share amounts are based on a weighted average of 10,641,734 shares for the three months ended March 31, 2019.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.

Investment income consists of interest income, including net amortization of premium and accretion of discount on debt securities, dividend income and other income, which primarily consists of amendment fees on loans.

Interest income decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to the April 2018 restructuring of our investment in Avanti Communications Group plc’s (“Avanti”) third lien senior secured notes (the “third lien notes”), in which the third lien notes were converted into Avanti common equity.  The third lien notes accrued $2.0 million of interest income during the three months ended March 31, 2018.

Interest income included non-cash PIK income of $1.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.  Non-cash PIK income earned for the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 primarily due to our investment in Avanti’s second lien notes (the “second lien notes”).  Cash interest accrued on the second lien notes in the three months ended March 31, 2018, however the notes are currently expected to PIK and thus the interest accrued as non-cash PIK income for the three months ended March 31, 2019.

The increase in dividend income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily attributable to the dividends earned from the Company’s investment in Prestige Capital Corporation, which was a new acquisition this year.

Expenses

	For the Three Months Ended March 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$3,529	$0.33	$3,632	$0.34
Management fees	706	$0.07	693	0.07
Incentive fees	696	$0.07	966	0.09
Total advisory and management fees	$1,402	$0.13	$1,659	$0.16
Administration fees	211	0.02	310	0.03
Directors’ fees	50	0.00	49	0.00
Interest expense	1,454	0.14	1,275	0.12
Professional services	239	0.02	171	0.02
Custody fees	15	0.00	14	0.00
Other	158	0.01	154	0.01
(1)	The per share amounts are based on a weighted average of 10,641,734 shares for the three months ended March 31, 2019.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.

Expenses are largely comprised of advisory fees and administration fees paid to GECM and interest expense on our outstanding notes payable.  See “—Liquidity and Capital Resources.”  Advisory fees include management fees and incentive fees calculated in accordance with the Investment Management Agreement, and administration fees include direct costs reimbursable to GECM under the Administration Agreement and fees paid for sub-administration services.  Overall expenses were consistent for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 with decreases in incentive fees offset by increases in professional services fees and interest expense.

Incentive fees for the three months ended March 31, 2019 decreased as compared to the three months ended March 31, 2018 primarily due to a decrease in pre-incentive fee net investment income consistent with the decrease in investment income discussed under “—Investment Income” above.  Professional services include legal, audit, tax and valuation specialist expenses.  The increase in professional services expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily related to the timing of work performed by these service providers, and the resultant billing schedules.

The increase in interest expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to the issuance of $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”) in late January 2018, which resulted in an average outstanding debt balance of $79.0 million for the three months ended March 31, 2019 as compared to only $73.4 million for the three months ended March 31, 2018.

Realized Gains (Losses) on Investments

	For the Three Months Ended March 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$608	$0.06	$317	$0.03
Gross realized gain	1,395	0.13	338	0.03
Gross realized loss	(787)	(0.07)	(21)	(0.00)
(1)	The per share amounts are based on a weighted average of 10,641,734 shares for the three months ended March 31, 2019.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.

During the three months ended March 31, 2019, we recorded net realized gains of $0.6 million, which included gross realized gains of $1.4 million and gross realized losses of $0.8 million by investment.  Gross realized gains were largely driven by the sale of our investment in International Wire Group, Inc. which resulted in a realized gain of approximately $1.1 million along with an additional $0.1 million in realized gains as a result of acceleration of OID.  Gross realized losses were primarily comprised of the realized loss on the sale of our investment in Sungard Availability Services Capital, Inc., which resulted in a realized loss of approximately $0.8 million.

During the three months ended March 31, 2018, we recorded net realized gains of $0.3 million, which included gross realized gains of $0.3 million and gross realized losses of $0.02 million.  Gross realized gains were primarily driven by the partial repayment of our investment in PE Facility Solutions, LLC term loan B.

Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant changes in unrealized appreciation (depreciation) of our investment portfolio for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net increase (decrease) in unrealized appreciation/depreciation	$4,676	$0.44	$(8,222)	$(0.77)
Increases in unrealized appreciation/depreciation	7,238	0.68	1,621	0.15
Decreases in unrealized appreciation/depreciation	(2,562)	(0.24)	(9,843)	(0.92)
(1)	The per share amounts are based on a weighted average of 10,641,734 shares for the three months ended March 31, 2019.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for the three months ended March 31, 2018.

For the three months ended March 31, 2019 we had a net increase in unrealized appreciation which was largely driven by higher valuations of our portfolio investments as compared to the prior year end.  Most notably, we recognized unrealized appreciation of $3.1 million on our investment in Avanti and unrealized appreciation of $0.5 million on our investment in Finastra Group Holdings, Ltd.  In addition, the restructuring of our investment in Tru Taj, LLC (“Tru Taj”) and the subsequent valuation of the resulting common stock in TRU (UK) Asia Limited and TRU (UK) Asia Limited Liquidating Trust we received in such restructuring in exchange for Tru Taj debt securities, resulted in net unrealized appreciation of approximately $1.0 million.

For the three months ended March 31, 2018, the net decrease in unrealized depreciation was primarily driven by lower valuations of our portfolio investments as compared to the prior year end.  Most notably, we recognized unrealized depreciation of $4.7 million on our investment in Avanti, unrealized depreciation of $2.5 million on our investment in Tru Taj and $1.5 million on our investments in OPS Acquisitions Limited and Ocean Protection Services Limited.  Unrealized depreciation also included $2.7 million related to the valuation of interest receivable that was anticipated to pay in-kind.

Liquidity and Capital Resources

At March 31, 2019, we had approximately $3.4 million of cash and cash equivalents, none of which was restricted in nature.  At March 31, 2019, we also had $20.6 million invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At March 31, 2019, we had investments in 26 debt instruments across 22 companies, totaling approximately $151.5 million at fair value and seven equity investments in six companies, totaling approximately $34.2 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2019, we had approximately $19.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our March 31, 2019 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2019, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “—Results of Operations,” was approximately $6.0 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash used for purchases and sales of investments was approximately $5.3 million, reflecting principal repayments and sales of $59.9 million, offset by additional investments of $54.6 million.  Such amounts included draws and repayments on revolving credit facilities.

For the three months ended March 31, 2019, net cash used in financing activities was $6.8 million, which consisted of $5.2 million in distributions to investors and $1.6 million in purchases of the Company’s common stock through the current stock buyback program.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended March 31, 2019.

Notes Payable

On September 18, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCL Notes, the aggregate principal balance of the GECCL Notes outstanding is $32.6 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of the GECCM Notes.  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of the GECCM Notes outstanding is $46.4 million.

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

Recent Developments

In April 2019:

•	we sold $7.5 million of par value Michael Baker International, LLC second lien secured bonds at approximately 101% of par value;
•	$4.0 million of par value Aptean Holdings, Inc. second lien secured loan was paid down at 100% of par value;
•	we bought $2.0 million of par value of SESAC Holdco II LLC second lien secured loan at approximately 100% of par value; and
•	we purchased 116,883 shares under our stock buyback program at a weighted average price of $8.26 per share (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

On May 10, 2019, PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, and a strategic buyer entered into an asset purchase agreement, pursuant to which the buyer will acquire substantially all of PEFS’ assets at a purchase price of $23.75 million (the “Acquisition”).  The Acquisition is subject to certain closing conditions and is expected to close late in the second quarter or early in the third quarter of 2019.  As of March 31, 2019, the outstanding principal amount of the Company’s senior secured revolving loan, senior secured term loan A and senior secured term loan B to PEFS was approximately $20.7 million in the aggregate.  Although PEFS is currently a subsidiary of the Company, the Company does not consolidate PEFS in its consolidated financial statements in accordance with generally accepted accounting principles.

Our Board declared the monthly distributions for the first quarter of 2019 at an annual rate of approximately 9.1% of our March 31, 2019 net asset value, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of March 31, 2019, six debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $45.6 million and $105.9 million in debt at fair value, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of March 31, 2019.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$5,059
2.00%	3,373
1.00%	1,686
(1.00)%	(1,173)
(2.00)%	(1,922)
(3.00)%	(2,150)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at March 31, 2019, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  There have been no material updates to the legal proceedings previously disclosed in our Form 10-K.

Item 1A.  Risk Factors.

We have disclosed the risk factors affecting our business, financial condition and/or operating results in the section entitled “Risk Factors” in our Form 10-K.  There have been no material changes from the risk factors previously disclosed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock repurchases during the three months ended March 31, 2019 were:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 2019	-	$-	-	$-
February 2019	-	-	-	-
March 2019	192,000	8.27	192,000	3,406

Total	192,000	$8.27	192,000	$3,406

In March 2019, we implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5.0 million through December 2019, unless extended or terminated by our Board.  During the three months ended March 31, 2019, we purchased 192,000 shares of our common stock.

There were no unregistered sales of our equity securities during the three months ended March 31, 2019.

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

GREAT ELM CAPITAL CORP.

Date: May 14, 2019	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: May 14, 2019	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Interim Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $124,725 and $137,852, respectively)	$117,328	$128,318
Non-affiliated, non-controlled short term investments, at fair value (amortized cost of $95,380 and $78,093, respectively)	95,379	78,085
Affiliated investments, at fair value (amortized cost of $90,052 and $89,854, respectively)	38,986	35,665
Controlled investments, at fair value (amortized cost of $30,429 and $20,648, respectively)	29,394	20,203
Total investments	281,087	262,271

Cash and cash equivalents	3,407	4,167
Receivable for investments sold	1,167	10,887
Interest receivable	3,158	3,255
Dividends receivable	433	9
Due from portfolio company	555	555
Due from affiliates	15	5
Prepaid expenses and other assets	391	414
Total assets	$290,213	$281,563

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $1,069 and $1,141, respectively)	$31,562	$31,490
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,519 and $1,588, respectively)	44,879	44,811
Payable for investments purchased	90,749	84,102
Interest payable	354	354
Distributions payable	868	3,441
Accrued incentive fees payable	6,118	5,422
Due to affiliates	947	1,069
Accrued expenses and other liabilities	782	758
Total liabilities	$176,259	$171,447

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,460,401 shares issued and outstanding and 10,652,401 shares issued and outstanding, respectively)	$105	$107
Additional paid-in capital	196,655	198,247
Accumulated losses	(82,806)	(88,238)
Total net assets	$113,954	$110,116
Total liabilities and net assets	$290,213	$281,563
Net asset value per share	$10.89	$10.34

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$3,849	$6,709
Non-affiliated, non-controlled investments (PIK)	-	-
Affiliated investments	198	-
Affiliated investments (PIK)	875	-
Controlled investments	514	432
Controlled investments (PIK)	284	224
Total interest income	5,720	7,365
Dividend income from:
Non-affiliated, non-controlled investments	73	106
Controlled investments	400	-
Total dividend income	473	106
Other income from:
Non-affiliated, non-controlled investments	100	17
Controlled investments	20	10
Total other income	120	27
Total investment income	$6,313	$7,498

Expenses:
Management fees	$706	$693
Incentive fees	696	966
Administration fees	211	310
Custody fees	15	14
Directors’ fees	50	49
Professional services	239	171
Interest expense	1,454	1,275
Other expenses	158	154
Total expenses	$3,529	$3,632
Net investment income	$2,784	$3,866

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$608	$107
Affiliated investments	-	-
Controlled investments	-	210
Total net realized gain (loss)	608	317
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	2,143	(6,459)
Affiliated investments	3,123	(1,483)
Controlled investments	(590)	(280)
Total net change in unrealized appreciation (depreciation)	4,676	(8,222)
Net realized and unrealized gains (losses)	$5,284	$(7,905)
Net increase (decrease) in net assets resulting from operations	$8,068	$(4,039)

Net investment income per share (basic and diluted):	$0.26	$0.36
Earnings per share (basic and diluted):	$0.76	$(0.38)
Weighted average shares outstanding (basic and diluted):	10,641,734	10,652,401

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,784	$3,866
Net realized gain (loss) on investments	608	317
Net change in unrealized appreciation (depreciation) on investments	4,676	(8,222)
Net increase (decrease) in net assets resulting from operations	8,068	(4,039)

Distributions to stockholders:
Distributions(1)	(2,637)	(2,652)
Total distributions to stockholders	(2,637)	(2,652)

Capital transactions:
Purchases of common stock	(1,593)	-
Net increase (decrease) in net assets resulting from capital transactions	(1,593)	-
Total increase (decrease) in net assets	3,838	(6,691)
Net assets at beginning of period	$110,116	$132,287
Net assets at end of period	$113,954	$125,596

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	10,652,401
Shares purchased	(192,000)	-
Shares outstanding at the end of the period	10,460,401	10,652,401

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,068	$(4,039)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(47,920)	(82,762)
Net change in short-term investments	(17,283)	17,120
Capitalized payment-in-kind interest	(279)	(244)
Proceeds from sales of investments	59,348	22,671
Proceeds from principal payments	10,241	4,851
Net realized (gain) loss on investments	(608)	(317)
Net change in unrealized (appreciation) depreciation on investments	(4,676)	8,222
Amortization of premium and accretion of discount, net	(1,272)	(951)
Amortization of discount (premium) on long term debt	140	127
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	97	(2,400)
(Increase) decrease in dividends receivable	(424)	-
(Increase) decrease in due from portfolio company	-	(125)
(Increase) decrease in due from affiliates	(10)	(112)
(Increase) decrease in prepaid expenses and other assets	23	174
Increase (decrease) in due to affiliates	574	1,023
Increase (decrease) in accrued expenses and other liabilities	24	211
Net cash provided by (used for) operating activities	6,043	(36,551)
Cash flows from financing activities
Purchases of common stock	(1,593)	-
Issuance of Notes payable	-	44,448
Distributions paid	(5,210)	(4,783)
Net cash provided by (used for) financing activities	(6,803)	39,665
Net increase (decrease) in cash	(760)	3,114
Cash, beginning of period	4,167	2,916
Cash, end of period	$3,407	$6,030

Supplemental disclosure of non-cash financing activities :
Distributions declared, not yet paid	$868	$884
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$171	$120
Cash paid for interest	1,313	1,148

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
Aptean Holdings, Inc.	Software Services	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (12.11%)	03/27/2018	12/20/2023	4,010	4,049	4,010
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	2,500	1,938	1,931
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	38,888	35,152	32,374
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	6,582
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,087
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan		1M L + 6.50%, 7.50% Floor (8.98%)	03/28/2019	04/23/2024	2,000	1,990	1,983
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	1M L + 6.00%, 7.00% Floor (8.50%)	03/26/2019	08/23/2022	2,992	2,895	2,903
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (11.25%)	05/17/2017	11/12/2020	16,364	13,587	11,389
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.50%)	11/03/2016	03/31/2020	9,168	8,925	8,536
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.50%)	11/03/2016	07/02/2020	813	813	813
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.50%)	11/03/2016	07/02/2020	187	-	-
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.50%)	06/08/2018	07/02/2020	1,491	1,491	531
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% floor (9.85%)	12/14/2017	06/13/2025	16,000	15,281	15,383
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (9.601%)	02/02/2018	02/02/2024	9,875	9,708	9,766
Michael Baker International, LLC	Industrial Conglomerates	2nd Lien, Secured Bond	11	8.75%	12/31/2017	03/01/2023	7,500	7,240	7,538
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver	3, 5	1M L + 9.00% (11.50%)	02/28/2017	02/27/2022	3,909	3,909	3,909
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.50%)	02/28/2017	02/27/2022	2,091	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan A	3, 5	1M L + 11.00% (13.50%)	02/28/2017	02/27/2022	9,800	9,800	9,800
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6	1M L + 14.00% (16.50%)	02/28/2017	02/27/2022	6,974	6,744	6,974
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	83	-	-

PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 10	1M L + 5.50%, 7.50% Floor (7.99%)	11/03/2016	01/27/2020	1,039	899	65
PFS Holdings Corp.	Food & Staples Retailing	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.99%)	07/09/2018	01/31/2021	14,939	10,044	8,904
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25% (7.85%)	11/15/2017	06/29/2020	109	109	106
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan - Unfunded	5	3M L + 5.25% (7.85%)	11/15/2017	06/29/2020	109	-	(3)
Prestige Capital Corporation	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,672	7,367
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	1M + 4.50%, 4.50% Floor (7.54%)	01/29/2019	12/20/2022	3,948	3,222	3,934
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	1M + 4.50%, 4.50% Floor (7.54%)	01/29/2019	12/20/2022	6,052	-	(448)
SESAC Holdco II LLC	Business Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.75%)	12/13/2017	02/24/2025	12,942	12,870	12,742
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	1,915	1,915	1,897
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	10,510	-	(100)
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (12.60%)	11/03/2016	12/31/2019	1,448	1,448	1,441
TRU (UK) Asia Limited	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	776,954	22,132	17,198
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	3,338	3,094
Viasat, Inc.	Communications Equipment	Receivable	5, 10	n/a	03/12/2019	06/01/2019	1,000	924	986
Viasat, Inc.	Communications Equipment	Receivable	5, 10	n/a	03/12/2019	09/01/2019	1,000	911	986
Total Investments excluding Short-Term Investments (162.97% of Net Assets)								245,206	185,708
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	20,619,660	20,620	20,620
United States Treasury		Treasury Bill		0%			75,000	74,760	74,759
Total Short-Term Investments (83.7% of Net Assets)								95,380	95,379
TOTAL INVESTMENTS(12) (246.67% of Net Assets)								$340,586	$281,087
Other Liabilities in Excess of Assets (146.67% of Net Assets)									$(167,133)
NET ASSETS									$113,954

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 2.50%.  The three month (“3M”) LIBOR as of period end was 2.59%.

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
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 22.0% were non-qualifying assets as of period end.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $1,983; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $62,437; the net unrealized depreciation was $60,454; the aggregate cost of securities for Federal income tax purposes was $341,541.

As of March 31, 2019, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$151,467	132.92%
Equity/Other	34,241	30.05%
Short-Term Investments	95,379	83.70%
Total	$281,087	246.67%

As of March 31, 2019, the industry composition of the Company’s portfolio, excluding short-term investments, at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$38,956	34.19%
Building Cleaning and Maintenance Services	20,683	18.15%
Retail	20,292	17.81%
Software Services	19,393	17.02%
Business Services	12,742	11.18%
Water Transport	11,389	9.99%
Gaming, Lodging & Restaurants	9,766	8.57%
Food & Staples Retailing	8,904	7.81%
Radio Broadcasting	8,536	7.49%
Industrial Conglomerates	7,538	6.61%
Specialty Finance	7,367	6.46%
Internet Media	3,486	3.06%
Real Estate Services	3,238	2.84%
Hotel Operator	3,087	2.71%
Restaurants	2,903	2.55%
Apparel & Textile Products	1,983	1.74%
Communications Equipment	1,972	1.73%
Industrial	1,931	1.69%
Consumer Finance	1,409	1.24%
Wireless Communications	103	0.09%
Maritime Security Services	30	0.03%
Short-Term Investments	95,379	83.70%
Total	$281,087	246.67%

As of March 31, 2019, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$242,101	212.46%
United Kingdom	38,986	34.21%
Total	$281,087	246.67%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	% of Net Assets
Investments at Fair Value
Aptean Holdings, Inc.	Software Services	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (12.31%)	03/27/2018	12/20/2023	4,010	4,052	4,010	3.64%
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 10, 11	9.00%	11/03/2016	10/01/2022	38,888	34,954	29,400	26.70%
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	6,231	5.66%
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,212	2.92%
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (11.27%)	05/17/2017	11/12/2020	16,605	13,496	11,889	10.80%
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.35%)	11/03/2016	03/31/2020	9,270	8,967	8,807	8.00%
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	959	959	959	0.87%
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	41	-	-	-%
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	06/08/2018	07/02/2020	1,491	1,491	801	0.73%
The Finance Company	Consumer Finance	Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-	-%
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% floor (10.05%)	12/14/2017	06/13/2025	13,000	12,373	11,932	10.84%
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien Secured Note	5	3M L + 7.00%, 8.00% Floor (9.80%)	02/02/2018	02/02/2024	9,900	9,726	9,687	8.80%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	3,792	3,739	3,761	3.42%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	583	-	(5)	-%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Loan	5	3M L + 4.75%, 5.75% Floor (7.46%)	09/28/2017	04/30/2019	3,875	3,828	3,845	3.49%
International Wire Group, Inc.	Manufacturing	2nd Lien, Secured Bond	11	10.75%	09/19/2017	08/01/2021	17,500	16,616	15,575	14.14%
Michael Baker International, LLC	Industrial Conglomerates	2nd Lien, Secured Bond	11	8.75%	12/31/2017	03/01/2023	13,500	13,105	13,365	12.14%
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	34	0.03%
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-	-%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	1,948	$1,948	$1,948	1.77%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	4,052	-	-	-%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan A	3, 5	1M L + 11.00% (13.35%)	02/28/2017	02/27/2022	9,800	9,800	9,800	8.90%

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6	1M L + 14.00% (16.35%)	02/28/2017	02/27/2022	6,695	6,450	6,695	6.08%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-	-%
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 10	1M L + 5.50%, 7.50% Floor (8.01%)	11/03/2016	01/27/2020	1,122	929	70	0.06%
PFS Holdings Corp.	Food & Staples Retailing	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.88%)	07/09/2018	01/31/2021	14,979	9,554	8,935	8.11%
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	602	602	600	0.54%
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Delayed Draw Loan - Unfunded	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	768	-	(4)	-%
SESAC Holdco II LLC	Business Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.76%)	12/13/2017	02/24/2025	9,942	9,875	9,505	8.63%
Sungard Availability Services Capital, Inc.	Technology Services	1st Lien, Secured Loan	5	1M L + 7.00%, 8.00% Floor (9.57%)	01/24/2018	9/30/2021	4,808	4,524	4,428	4.02%
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,415	2,415	2,375	2.16%
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	10,660	-	(176)	(0.16)%
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (12.81%)	11/03/2016	12/31/2019	2,298	2,298	2,280	2.07%
Tru Taj, LLC	Retail	1st Lien, Secured Bond	11	12.00%	07/21/2017	08/15/2021	16,000	15,433	9,160	8.32%
Tru Taj, LLC	Retail	1st Lien, Debtor in Possession Note	5	11.00%	03/26/2018	01/22/2019	4,992	5,020	5,067	4.60%
Total Investments excluding Short-Term Investments (167.27% of Net Assets)								248,354	184,186	167.27%
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	3,550,161	3,550	3,550	3.22%
United States Treasury		Treasury Bill		0%		04/04/2019	75,000	74,543	74,535	67.69%
Total Short-Term Investments (70.91% of Net Assets)								78,093	78,085	70.91%
TOTAL INVESTMENTS(12) (238.18% of Net Assets)								$326,447	$262,271	238.18%
Other Liabilities in Excess of Assets (138.17% of Net Assets)									$(152,155)	(138.17)%
NET ASSETS									$110,116	100.00%

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

As of December 31, 2018 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$177,955	161.61%
Equity/Other	6,231	5.66%
Short-Term Investments	78,085	70.91%
Total	$262,271	238.18%

As of December 31, 2018 the industry composition of the Company’s portfolio at fair value was as follows:

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

As of December 31, 2018 the geographic composition of the Company’s portfolio at fair value was as follows:

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.  These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented.  Results of operations for interim periods are not necessarily indicative of annual results of operations.  The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Amounts related to dividend receivable were previously reported within prepaid expenses and other assets on the consolidated statements of assets and liabilities on our Form 10-K for the year ended December 31, 2018.  These have been reclassed to dividends receivable in the consolidated statements of assets and liabilities to conform to current period presentation.

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, TFC-SC Holdings, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

U.S. Federal Income Taxes.  From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”).  The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code.  The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years.  In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code.  Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year.  Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.  So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions.  Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company has not accrued any excise tax expense for the three months ended March 31, 2019.  The Company accrued $180 of excise tax expense for the year ended December 31, 2018.

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

Recent Accounting Developments

In March 2017, FASB issued ASU No.  2017-08; Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  On January 1, 2019, the Company adopted ASU 2017-08 on a modified retrospective basis, however, there was no impact on the accompanying consolidated financial statements and related disclosures.

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

3.  SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement.  The Company has an investment management agreement (the “Investment Management Agreement”) with GECM.  Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement.  This fee consists of two components: a base management fee and an incentive fee.

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

For the three months ended March 31, 2019 management fees amounted to $706.  For the three months ended March 31, 2018 management fees amounted to $693.  As of March 31, 2019 and December 31, 2018, $707 and $740 remained payable, respectively.

Incentive Fee The incentive fee consists of two components that are independent of each other with the result that one component may be payable even if the other is not.  One component of the incentive fee is based on income (the “Income Incentive Fee”) and the other component is based on capital gains (the “Capital Gains Incentive Fee”).

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of March 31, 2019 was $579,389.  Accrued Unpaid Income does not include any PIK income capitalized during the three months ended March 31, 2019.  Accrued Unpaid Income as of December 31, 2018 was $14,571, which included PIK income of $10,321 capitalized during the year ended December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company incurred Income Incentive Fees of $696 and $966, respectively.  As of March 31, 2019 and December 31, 2018, $6,118 and $5,422 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not have any Capital Gains Incentive Fees accrual.

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

The Company’s Chief Executive Officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEC.  The Company’s Chief Compliance Officer is also the chief operating officer, chief compliance officer and general counsel of GECM, and the president and chief operating officer of GEC.  The Company’s Interim Chief Financial Officer is also the interim chief financial officer of GECM.

Administration Fees.  The Company has an administration agreement (the “Administration Agreement”) with GECM to provide administrative services, including, among other things, furnishing the Company with office facilities, equipment, clerical, bookkeeping and record keeping services.  The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement.

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

For the three months ended March 31, 2019 and 2018, the Company incurred expenses under the Administration Agreement of $211 and $310, respectively.  As of March 31, 2019 and December 31, 2018, $240 and $329 remained payable, respectively.

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

Level 2 Instruments Valuation Techniques and Significant Inputs

Equity, Bank Loans, Corporate Debt, and Other Debt Obligations

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency may include commercial paper, most government agency obligations, certain corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly-listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 debt and equity instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019 and December 31, 2018  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$38,224	$113,243	$151,467
Equity/Other	6,582	-	27,659	34,241
Short Term Investments	95,379	-	-	95,379
Total investment assets	$101,961	$38,224	$140,902	$281,087

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$61,921	$116,034	$177,955
Equity/Other	6,231	-	-	6,231
Short Term Investments	78,085	-	-	78,085
Total investment assets	$84,316	$61,921	$116,034	$262,271

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2019
Debt	$116,034	$-	$30,986	$(591)	$2,512	$(36,551)	$853	$113,243
Equity/Other	-	-	33,142	-	(5,483)	-	-	27,659
Total investment assets	$116,034	$-	$64,128	$(591)	$(2,971)	$(36,551)	$853	$140,902

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2018
Debt	$83,789	$12,570	$126,639	$2,081	$(7,290)	$(103,890)	$2,135	$116,034
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$126,639	$2,416	$(7,281)	$(104,370)	$2,135	$116,034
(1)

Purchases may include new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings, capitalized PIK income, and securities received in corporate actions and restructurings. Sales and Settlements may include scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities), and securities delivered in corporate actions and restructuring of investments.

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2019 totaled $(2,986) consisting of the following: $2,497 related to debt investments and $(5,483) related to equity/other.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2018 totaled $(6,833) consisting of the following: $(6,833) related to debt investments and $0 relating to equity/other.

There were no transfers between levels during the three months ended March 31, 2019.  One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the year ended December 31, 2018.  All transfers during the year ended December 31, 2018 were the result of changes in pricing transparency.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2019 and December 31, 2018, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$33,176	Market Approach	Gross Profit Multiple	2.02
			EBITDA Multiple	5.50
			Comparable Price(3)	97.00 - 99.63 (99.56)
	78,628	Income Approach	Discount Rate	5.10% - 32.50% (14.18%)
	1,439	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
		Income Approach	Discount Rate	10.40% - 15.23% (13.87%)
		Income Approach	Discount Rate	5.10%
Total Debt	$113,243

Equity/Other	$7,367	Market Approach	Gross Profit Multiple	2.02
			Earnings Multiple	3.66
		Income Approach	Dividend Discount Rate	32.30%
	17,198	Recent Transaction	Transaction Price	22.14
	3,094	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Equity/Other	$27,659

As of December 31, 2018
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$27,378	Market Approach	Gross Profit Multiple	2.08
			EBITDA Multiple	5.05
	86,792	Income Approach	Discount Rate	8.10% - 40.00% (15.38%)
	1,864	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$116,034

Equity/Other	$-	Asset Recovery / Liquidation(4)	Multiple	2.08
			Discount Rate	15.00%
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
(2)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.  The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(3)	Comparable price may include broker quotes for the exact security or similar securities.
(4)	Investments valued using the asset recovery or liquidation technique include investments for which valuation is based on current financial data without a discount rate applied.

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

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	$46,398	$2,393	N/A	$0.98

March 31, 2019
GECCL Notes	$32,631	$2,442	N/A	$1.00
GECCM Notes	$46,398	$2,442	N/A	$1.00
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of Great Elm’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.  Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it.
(4)	The average market value per unit for the Notes, as applicable, is based on the average daily prices of such notes and is expressed per $1.00 of indebtedness.

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of March 31, 2019, the Company had not repurchased any of the Notes.  As of March 31, 2019 and December 31, 2018 the Company was in compliance with all covenants under the indentures.

For the three months ended March 31, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2019	2018
Borrowing interest expense	$1,313	$1,148
Amortization of acquisition premium	141	127
Total	$1,454	$1,275
Weighted average interest rate(1)	7.36%	6.95%
Average outstanding balance	$79,029	$73,358
(1)	Annualized.

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

	March 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,075
Unsecured Debt - GECCM Notes	46,398	46,398	46,937
Total	$79,029	$79,029	$80,012

	December 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,174
Unsecured Debt - GECCM Notes	46,398	46,398	45,044
Total	$79,029	$79,029	$77,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2019, the Company had approximately $18,950 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2019 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

We are named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than us. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of our portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against us. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, we joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. We intend to continue to monitor the matter and will assess the need to defend the matter further as necessary.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, we continue to pursue our initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.

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

8.  CAPITAL TRANSACTIONS

In March 2019, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the “buyback program”) authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5,000 through December 31, 2019, unless extended or terminated by our Board.  During the three months ended March 31, 2019, the Company purchased 192,000 shares under the stock repurchase program at a weighted average price of $8.27 per share.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 2019	-	$-	-	$-
February 2019	-	-	-	-
March 2019	192,000	8.27	192,000	3,406

Total	192,000	$8.27	192,000	$3,406

9.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$10.34	$12.42
Net investment income	0.26	0.36
Net realized gains	0.06	0.03
Net change in unrealized appreciation (depreciation)	0.44	(0.77)
Net increase (decrease) in net assets resulting from operations	0.76	(0.38)
Accretion from share buybacks	0.04	-
Distributions declared from net investment income(2)	(0.25)	(0.25)
Net decrease resulting from distributions to common stockholders	(0.25)	(0.25)
Net asset value, end of period	$10.89	$11.79
Per share market value, end of period	$8.26	$9.22

Shares outstanding, end of period	10,460,401	10,652,401
Total return based on net asset value(3)	7.78%	(2.45)%
Total return based on market value(3)	8.44%	(9.19)%

Ratio/Supplemental Data:
Net assets, end of period	$113,954	$125,596
Ratio of total expenses to average net assets (4),(5)	12.69%	11.42%
Ratio of incentive fees to average net assets(4)	2.50%	3.04%
Ratio of net investment income to average net assets(4),(5)	10.01%	12.16%
Portfolio turnover	28%	16%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the three months ended March 31, 2019 and 2018 average net assets were $112,767 and $128,947, respectively.

(5)	Annualized for periods less than one year.

10.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at March 31, 2019 represented 34% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at March 31, 2019 represented 26% of the Company's net assets.

Fair value as of March 31, 2019 along with transactions during the three months ended March 31, 2019 in these affiliated investments and controlled investments was as follows:

	March 31, 2019
Issue(1)	Fair value at December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2019	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
Senior Secured Bond, 2nd Lien	$29,400	$198	$-	$-	$2,776	$32,374	$1,073	$-	$-
Equity (9% of class)	6,231	-	-	-	351	6,582	-	-	-
	35,631	198	-	-	3,127	38,956	1,073	-	-

OPS Acquisitions Limited and Ocean Protection Services Limited
Term Loan	34	-	-	-	(4)	30	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	34	-	-	-	(4)	30	-	-	-

Totals	$35,665	$198	$-	$-	$3,123	$38,986	$1,073	$-	$-

Controlled Investments
The Finance Company
Revolver	$959	$1,723	$1,869	$-	$-	$813	$30	$9	$-
Term Loan B	801	-	-	-	(270)	531	50	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,760	1,723	1,869	-	(270)	1,344	80	9	-

PE Facility Solutions, LLC
Revolver	1,948	16,608	14,647	-	-	3,909	88	11	-
Term Loan A	9,800	-	-	-	-	9,800	331	-	-
Term Loan B	6,695	294	-	-	(15)	6,974	299	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	18,443	16,902	14,647	-	(15)	20,683	718	11	-

Prestige Capital Corporation
Equity (80% of class)	-	7,672	-	-	(305)	7,367	-	-	400

Totals	$20,203	$26,297	$16,516	$-	$(590)	$29,394	$798	$20	$400
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the three months ended March 31, 2019 under at least one of the significance conditions of S-X Rule 1-02(w).  Accordingly, unaudited financial information as of and for the three months ended March 31, 2019 has been included as follows (in thousands):

Balance Sheet	As of March 31, 2019
Current assets	$9,198
Noncurrent assets	10,929
Total Assets	20,127

Current liabilities	7,541
Noncurrent liabilities	20,706
Total Liabilities	28,247

Net Equity	$(8,120)

Statement of Operations	For the three months ended March 31, 2019
Gross Revenues	$14,681
Cost of Sales	(11,896)
SG&A Expenses	(2,029)
Net Loss from Continuing Operations	(721)

11.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.  Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In April 2019:

•	we sold $7,500 of par value Michael Baker International, LLC second lien secured bonds at approximately 101% of par value;
•	$4,010 of par value Aptean Holdings, Inc. second lien secured term loan was paid down at 100% of par value;
•	we bought $2,000 of par value of SESAC Holdco II LLC second lien secured term loan at approximately 100% of par value; and
•	we purchased 116,883 shares under the buyback program at a weighted average price of $8.26 per share.

On May 10, 2019, PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, and a strategic buyer entered into an asset purchase agreement, pursuant to which the buyer will acquire substantially all of PEFS’ assets at a purchase price of $23,750 (the “Acquisition”).  The Acquisition is subject to certain closing conditions and is expected to close late in the second quarter or early in the third quarter of 2019. As of March 31, 2019, the outstanding principal amount of the Company’s senior secured revolving loan, senior secured term loan A and senior secured term loan B to PEFS was approximately $20,683 in the aggregate.  Although PEFS is currently a subsidiary of the Company, the Company does not consolidate PEFS in its consolidated financial statements in accordance with generally accepted accounting principles.

Our Board declared the monthly distributions for the second quarter of 2019 at an annual rate of approximately 9.1% of our March 31, 2019 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.