Form 10-Q
period 2019-06-30
Great Elm Capital Corp.
filed 2019-08-13
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
6.50% Notes due 2022	GECCL	Nasdaq Global Market
6.75% Notes due 2025	GECCM	Nasdaq Global Market
6.50% Notes due 2024	GECCN	Nasdaq Global Market

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

As of August 6, 2019, the registrant had 10,062,682 shares of common stock, $0.01 par value per share, outstanding.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments.  We invest primarily in the debt instruments of middle-market companies and small businesses, generally in the form of senior secured and unsecured notes, as well as senior secured loans, junior loans and mezzanine debt.  We will from time to time make equity investments as part of restructuring credits or in specialty finance businesses which offer significant earnings potential and which we deem complementary to the Company’s corporate credit portfolio.

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

▪

The fair value of investments comprising in the aggregate less than 5% of our total capitalization and individually less than 1% of our total capitalization may be determined by GECM in good faith in accordance with our valuation policy without the employment of an independent valuation firm; and

▪

Our audit committee recommends, and our Board determines, the fair value of the investments in our portfolio in good faith based on the input of GECM, our independent valuation firms (to the extent applicable) and the business judgment of our audit committee and our Board, respectively.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016 (in thousands):

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
Quarter ended September 30, 2018	38,969	(37,991)	10.40%
Quarter ended December 31, 2018	34,849	(40,028)	10.32%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.28%
Quarter ended June 30, 2019	62,238	(37,802)	9.61%
For the six months ended June 30, 2019	117,084	(97,671)

Since inception	$699,084	$(449,210)
(1)

Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings and capitalized PIK income.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, were excluded.

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2019 and the year ended December 31, 2018.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Beginning Investment Portfolio	$184,186	$164,870
Portfolio Investments acquired(1)	117,084	174,965
Amortization of premium and accretion of discount, net	2,713	3,485
Portfolio Investments repaid or sold(2)	(97,671)	(134,817)
Net change in unrealized appreciation (depreciation) on investments	(3,109)	(26,752)
Net realized gain (loss) on investments	1,015	2,435
Ending Investment Portfolio	$204,218	$184,186
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$40,044	19.61%	$35,631	19.35%
Building Cleaning and Maintenance Services	19,798	9.70%	18,443	10.01%
Retail	19,027	9.32%	14,227	7.72%
Internet Media	16,112	7.89%	-	0.00%
Business Services	14,726	7.21%	9,505	5.16%
Food & Staples	13,902	6.81%	8,935	4.85%
Software Services	13,863	6.79%	15,942	8.67%
Gaming, Lodging & Restaurants	12,023	5.89%	9,687	5.26%
Water Transport	10,768	5.27%	11,889	6.45%
Radio Broadcasting	8,299	4.06%	8,807	4.78%
Specialty Finance	7,732	3.79%	-	0.00%
Restaurants	6,809	3.33%	-	0.00%
Apparel & Textile Products	5,810	2.85%	-	0.00%
Industrial	5,355	2.62%	-	0.00%
Real Estate Services	4,663	2.28%	4,479	2.43%
Hotel Operator	3,177	1.56%	3,212	1.74%
Consumer Finance	1,392	0.68%	1,830	0.99%
Construction Materials Manufacturing	474	0.23%	-	0.00%
Wireless Communications	214	0.10%	596	0.32%
Maritime Security Services	30	0.01%	34	0.02%
Manufacturing	-	0.00%	15,575	8.46%
Industrial Conglomerates	-	0.00%	13,365	7.26%
Chemicals	-	0.00%	7,601	4.13%
Technology Services	-	0.00%	4,428	2.40%
Total	$204,218	100.00%	$184,186	100.00%

Results of Operations

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$6,711	$0.66	$7,162	$0.67	$13,024	$1.25	$14,660	$1.38
Interest income	5,664	0.55	6,982	0.66	11,384	1.09	14,347	1.35
Dividend income	538	0.05	49	0.00	1,011	0.10	155	0.01
Other income	509	0.05	131	0.01	629	0.06	158	0.01
(1)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 shares for the three and six months ended June 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three and six months ended June 30, 2018.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.

The decrease in interest income for each of the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year is primarily due to the April 2018 restructuring of our investment in Avanti Communications Group plc’s (“Avanti”) third lien senior secured notes (the “third lien notes”), in which the third lien notes were converted into Avanti common equity which is currently non-income producing.  The third lien notes accrued $1.5 million and $3.5 million of interest income during the three and six months ended June 30, 2018, respectively.  The decrease in interest income was partially offset by increased interest income due to overall growth in our interest earning investment portfolio in the current year.

Interest income included non-cash PIK income of $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $5.0 million for the three and six months ended June 30, 2018, respectively.  The year-over-year decreases in non-cash PIK income for the periods presented is primarily due to the debt-for-equity conversion of the third lien notes along with a decrease in the interest rate on Avanti’s second lien senior secured notes, which we still held as an investment as of June 30, 2019.

The increase in dividend income for each of the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year is primarily attributable to the dividends earned from the Company’s investment in Prestige Capital Corporation (“Prestige”) which was acquired in February 2019.

The increase in other income for each of the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year is primarily attributable to commitment and funding fees earned on our May 2019 investment in Avanti’s 1.5 lien senior secured notes.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$3,716	$0.36	$1,084	$0.10	$7,245	$0.69	$4,716	$0.44
Management fees	742	0.07	754	0.07	1,448	$0.14	1,447	0.14
Incentive fees	749	0.07	(2,149)	(0.20)	1,445	$0.14	(1,183)	(0.10)
Total advisory and management fees	$1,491	$0.15	$(1,395)	$(0.13)	$2,893	$0.28	$264	$0.02
Administration fees	241	0.02	487	0.05	452	0.04	797	0.07
Directors’ fees	49	0.00	50	0.00	99	0.01	99	0.01
Interest expense	1,571	0.15	1,456	0.14	3,025	0.29	2,731	0.26
Professional services	229	0.02	294	0.03	468	0.04	465	0.04
Custody fees	15	0.00	15	0.00	30	0.00	29	0.00
Other	120	0.01	177	0.02	278	0.03	331	0.03
(1)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 shares for the three and six months ended June 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three and six months ended June 30, 2018.

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

Incentive fees for each of the three and six months ended June 30, 2018 included a one-time reversal of $2.6 million of incentive fees recorded in prior periods.  This reversal was the result of the conversion of the third lien notes in April 2018 discussed above under “—Investment Income”.  As a result of this debt-for-equity conversion, it was determined that the accrued incentive fees payable associated with the portion of accrued PIK interest generated by the third lien notes should not at this time be recognized as a liability. Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery from our Avanti investment results in gross proceeds to us in excess of our initial cost basis in the third lien notes.  Excluding the impact of the reversal and an additional $0.2 million of incentive fees which were not recognized for the three months ended June 30, 2018 as a result of the restructuring, incentive fees would have been $0.8 million and $1.8 million for the three and six months ended June 30, 2018, respectively.

Administration fees for the three and six months ended June 30, 2019 decreased as compared to the three and six months ended June 30, 2018 due to one-time costs associated with staff restructuring at GECM.

The increase in interest expense for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 is primarily due to the issuance of $46.4 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”) in January and February 2018 and the issuance of $42.5 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June 2019, which resulted in a weighted average outstanding debt balance of $85.1 million and $82.1 million for the three and six months ended June 30, 2019, respectively, as compared to $79.0 million and $74.4 million for the three and six months ended June 30, 2018, respectively.

Other expenses include various administrative expenses such as shareholder services, filing, transfer agency and insurance costs.  The decrease in other expenses for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 is primarily related to the timing of work performed by these service providers, and the resultant billing schedules.

Realized Gains (Losses) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$410	$0.04	$810	$0.08	$1,018	$0.10	$1,127	$0.11
Gross realized gain	449	0.04	813	0.08	1,844	0.18	1,151	0.11
Gross realized loss	(39)	(0.00)	(3)	(0.00)	(826)	(0.08)	(24)	(0.00)
(1)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 shares for the three and six months ended June 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three and six months ended June 30, 2018.

During the three months ended June 30, 2019, net realized gains were primarily driven by realized gains of approximately $0.3 million on the sale of our investment in Michael Baker International, LLC secured bonds during the quarter.  During the six months ended June 30, 2019, net realized gains were largely driven by the sale of our investment in International Wire Group, Inc. secured bonds which resulted in a realized gain of approximately $1.1 million along with an additional $0.1 million in realized gains as a result of acceleration of OID.  Gross realized losses for the six months ended June 30, 2019 were primarily comprised of the realized loss of approximately $0.8 million on the sale of our investment in Sungard Availability Services Capital, Inc. secured loans.

During the three months ended June 30, 2018, net realized gains were primarily related to realized gains resulting from the sale of our investment in PR Wireless, Inc.’s senior secured loan and a partial sale of our investment in NANA Development Corp. senior secured bonds.  Net realized gains for the six months ended June 30, 2018 also included realized gains in connection with the accelerated accretion of OID on loans initially acquired at a discount and a partial repayment of our investment in PE Facility Solutions, LLC term loan B.

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net increase (decrease) in unrealized appreciation/ depreciation	$(7,783)	$(0.76)	$(4,240)	$(0.39)	$(3,107)	$(0.30)	$(12,462)	$(1.17)
Increases in unrealized appreciation/ depreciation	1,297	0.13	4,485	0.42	4,620	0.44	2,788	0.26
Decreases in unrealized appreciation/ depreciation	(9,080)	(0.89)	(8,725)	(0.82)	(7,727)	(0.74)	(15,250)	(1.43)
(1)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 shares for the three and six months ended June 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 shares for each of the three and six months ended June 30, 2018.

For each of the three and six months ended June 30, 2019, the net unrealized depreciation was largely driven by decreases in the valuation of portfolio investments, increases in our cost basis due to accretion of discount on loans and debt securities and the exit of investments which had unrealized appreciation in prior periods.  We recognized unrealized depreciation of $6.7 million and $3.6 million on our investments in Avanti bonds and equity for the three and six months ended June 30, 2019, respectively, primarily driven by changes in the fair value of the loans.  For the three and six months ended June 30, 2019, we recognized unrealized depreciation of $0.8 million and $1.4 million, respectively, on our investment in Commercial Barge Line Company (“Commercial Barge”), for which approximately half of the unrealized depreciation in each period is attributable to increases in cost basis due to the accretion of discount.  Similarly, we recognized unrealized depreciation of $0.5 million and $1.0 million, respectively, over the same periods on our investment in PFS Holdings Corp., of which nearly all of the unrealized depreciation in each period is attributable to increases in cost basis due to the accretion of discount.

Unrealized depreciation for each of the three and six months ended June 30, 2019, was partially offset by unrealized appreciation due to increases in the valuation of certain portfolio investments.  For example, for the three months ended June 30, 2019 we recognized unrealized appreciation of $0.5 million on our investment in Finastra Group Holdings, Ltd. (“Finastra”), $0.4 million on our investment in Prestige and $0.2 million on our investment in Research Now Group, Inc. (“Research Now”) first lien secured revolver, and for the six months ended June 30, 2019, we recognized unrealized appreciation of $1.0 million on our investment in Finastra, $0.4 million on our investments in Research Now and $0.2 million on our investment in Tallage Davis, LLC.  In addition, for the six months ended June 30, 2019, the restructuring of our investment in Tru Taj, LLC (“Tru Taj”) and the subsequent valuation of the resulting common stock in TRU (UK) Asia Limited and TRU (UK) Asia Limited Liquidating Trust we received in such restructuring in exchange for Tru Taj debt securities, resulted in net unrealized appreciation of approximately $1.0 million.

For each of the three and six months ended June 30, 2018, the net unrealized depreciation was primarily driven by lower valuations of our portfolio investments.  Most notably, we recognized net unrealized depreciation of $6.3 million and $8.3 million on our investment in Avanti bonds and equity for the three and six months ended June 30, 2018, respectively.  In addition, we recognized unrealized depreciation of $0.3 million and $1.7 million on our investment in OPS Acquisition Limited, and $0.4 million and $2.9 million on our investment in Tru Taj, for the three and six months ended June 30, 2018, respectively.  These losses were partially offset by unrealized appreciation on other portfolio investments, most notably Commercial Barge, for which we recognized unrealized appreciation of $0.8 million and $0.9 million for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $2.5 million of cash and cash equivalents, none of which was restricted in nature.  At June 30, 2019, we also had $50.3 million invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At June 30, 2019, we had investments in 27 debt instruments across 22 companies, totaling approximately $173.2 million at fair value and seven equity investments in six companies, totaling approximately $31.0 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2019, we had approximately $20.2 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our June 30, 2019 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2019, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “—Results of Operations,” was approximately $29.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash provided by purchases and sales of investments was approximately $16.6 million, reflecting additional investments of $114.3 million, offset by principal repayments and sales of $97.7 million.  Such amounts include draws and repayments on revolving credit facilities.

For the six months ended June 30, 2019, net cash provided by financing activities was $27.5 million, which consisted of $40.3 million in proceeds from the GECCN Notes offering (discussed under “—Notes Payable” below) offset by $7.8 million in distributions to investors and $3.4 million in repurchases of the Company’s common stock through our current stock buyback program.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$32,631	$-	$-	$32,631	$-
GECCM Notes	46,398	-	-	-	46,398
GECCN Notes	42,500	-	-	42,500	-
Total	$121,529	$-	$-	$75,131	$46,398

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended June 30, 2019.

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

On June18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCN Notes, the aggregate principal balance of the GECCN Notes outstanding is $45.0 million.

The GECCN Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCN Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  We pay interest on the GECCN Notes on March 31, June 30, September 30 and December 31 of each year beginning September 30, 2019.  The GECCN Notes will mature on June 30, 2024 and can be called on, or after, June 30, 2021.  Holders of the GECCN Notes do not have the option to have the GECCN Notes repaid prior to the stated maturity date.  The GECCN Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

Recent Developments

In July 2019:

•	we bought $4.3 million of par value of California Pizza Kitchen, Inc. (“California Pizza Kitchen”) second lien secured loan at approximately 95% of par value.

•	we bought $3.0 million of par value of California Pizza Kitchen first lien secured loan at approximately 96% of par value.
•	we bought $0.3 million of par value of Peninsula Pacific Entertainment, LLC first lien secured loan at approximately 100% of par value.
•	we bought $4.0 million of par value of Shearer’s Foods, LLC second lien secured loan at approximately 99% of par value.
•	we bought $3.0 million of par value of Tensar Corp. first lien secured loan at approximately 95% of par value.

On July 5, 2019 we sold an additional $2.5 million of the GECCN Notes upon partial exercise of the underwriters’ over-allotment option.

On July 31, 2019, we completed the sale of PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, to Kellermeyer Bergensons Services for $23.75 million.  As of June 30, 2019, the outstanding principal amount of the Company’s senior secured revolving loan, senior secured term loan A and senior secured term loan B to PEFS was approximately $19.8 million in the aggregate.  Although PEFS was a subsidiary of the Company, the Company did not consolidate PEFS in its consolidated financial statements in accordance with GAAP.

In August 2019:

•	we bought $10.0 million of par value of Mitchell International, Inc. second lien secured loan at approximately 94% of par value.
•	we bought $3.0 million of par value of Boardriders, Inc. first lien secured loan at approximately 98% of par value.
•	$14.9 million of par value of SESAC Holdco II LLC second lien secured loan was paid down at approximately 100% of par value.
•	we bought $1.5 million of par value of ASP Chromaflo Intermediate Holdings, Inc. at approximately 99% of par value.

Our Board declared the monthly distributions for the third quarter of 2019 at an annual rate of approximately 9.7% of our June 30, 2019 net asset value, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of June 30, 2019, four debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $44.4 million and $128.8 million in debt at fair value, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of June 30, 2019.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$5,899
2.00%	3,933
1.00%	1,966
(1.00)%	(1,428)
(2.00)%	(2,158)
(3.00)%	(2,371)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at June 30, 2019, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock repurchases during the three months ended June 30, 2019 were:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1-30, 2019	116,883	$8.26	308,883	$2,437
May 1-31, 2019	277,044	8.65	585,927	33
June 1-30, 2019	3,792	8.71	589,719	-

Total	397,719	$8.54	589,719	$-

In March 2019, we implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5.0 million through December 2019, unless extended or terminated by our Board.  During the three months ended June 30, 2019, we purchased 397,719 shares of our common stock.

There were no unregistered sales of our equity securities during the three months ended June 30, 2019.

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

4.6

Second Supplemental Indenture, dated as of January 19, 2018, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 (File No.  333-221882) filed on January 19, 2018)

4.7

Global Note, dated January 19, 2018 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No.  333-221882) filed on January 19, 2018)

4.8

Third Supplemental Indenture, dated as of June 18, 2019, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019

4.9	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 13, 2019	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: August 13, 2019	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Interim Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $144,040 and $137,852, respectively)	$135,222	$128,318
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $124,914 and $78,093, respectively)	124,908	78,085
Affiliated investments, at fair value (amortized cost of $97,833 and $89,854, respectively)	40,074	35,665
Controlled investments, at fair value (amortized cost of $29,622 and $20,648, respectively)	28,922	20,203
Total investments	329,126	262,271

Cash and cash equivalents	2,543	4,167
Receivable for investments sold	25	10,887
Interest receivable	2,190	3,255
Dividends receivable	57	9
Due from portfolio company	591	555
Due from affiliates	15	5
Prepaid expenses and other assets	10	414
Total assets	$334,557	$281,563

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $994 and $1,141, respectively)	$31,637	$31,490
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,452 and $1,588, respectively)	44,947	44,811
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $2,200 and $0, respectively)	40,300	-
Payable for investments purchased	104,109	84,102
Interest payable	453	354
Distributions payable	835	3,441
Accrued incentive fees payable	6,867	5,422
Due to affiliates	957	1,069
Accrued expenses and other liabilities	812	758
Total liabilities	$230,917	$171,447

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,062,682 shares issued and outstanding and 10,652,401 shares issued and outstanding, respectively)	$101	$107
Additional paid-in capital	193,253	198,247
Accumulated losses	(89,714)	(88,238)
Total net assets	$103,640	$110,116
Total liabilities and net assets	$334,557	$281,563
Net asset value per share	$10.30	$10.34

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$3,673	$3,925	$7,522	$7,037
Non-affiliated, non-controlled investments (PIK)	-	-	-	-
Affiliated investments	213	777	411	1,198
Affiliated investments (PIK)	940	1,514	1,815	4,567
Controlled investments	539	555	1,053	1,110
Controlled investments (PIK)	299	211	583	435
Total interest income	5,664	6,982	11,384	14,347
Dividend income from:
Non-affiliated, non-controlled investments	138	49	211	155
Controlled investments	400	-	800	-
Total dividend income	538	49	1,011	155
Other income from:
Non-affiliated, non-controlled investments	32	29	132	42
Affiliated investments	2	87	2	90
Affiliated investments (PIK)	456	-	456	-
Controlled investments	19	15	39	26
Total other income	509	131	629	158
Total investment income	$6,711	$7,162	$13,024	$14,660

Expenses:
Management fees	$742	$754	$1,448	$1,447
Incentive fees	749	(2,149)	1,445	(1,183)
Administration fees	241	487	452	797
Custody fees	15	15	30	29
Directors’ fees	49	50	99	99
Professional services	229	294	468	465
Interest expense	1,571	1,456	3,025	2,731
Other expenses	120	177	278	331
Total expenses	$3,716	$1,084	$7,245	$4,716
Net investment income	$2,995	$6,078	$5,779	$9,944

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$410	$810	$1,018	$917
Affiliated investments	-	-	-	-
Controlled investments	-	-	-	210
Total net realized gain (loss)	410	810	1,018	1,127
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(1,425)	2,527	718	(1,888)
Affiliated investments	(6,693)	(6,566)	(3,570)	(10,062)
Controlled investments	335	(201)	(255)	(512)
Total net change in unrealized appreciation (depreciation)	(7,783)	(4,240)	(3,107)	(12,462)
Net realized and unrealized gains (losses)	$(7,373)	$(3,430)	$(2,089)	$(11,335)
Net increase (decrease) in net assets resulting from operations	$(4,378)	$2,648	$3,690	$(1,391)

Net investment income per share (basic and diluted):	$0.29	$0.57	$0.55	$0.93
Earnings per share (basic and diluted):	$(0.43)	$0.25	$0.35	$(0.13)
Weighted average shares outstanding (basic and diluted):	10,239,631	10,652,401	10,439,572	10,652,401

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,995	$6,078	$5,779	$9,944
Net realized gain (loss) on investments	410	810	1,018	1,127
Net change in unrealized appreciation (depreciation) on investments	(7,783)	(4,240)	(3,107)	(12,462)
Net increase (decrease) in net assets resulting from operations	(4,378)	2,648	3,690	(1,391)

Distributions to stockholders:
Distributions(1)	(2,529)	(2,653)	(5,166)	(5,305)
Total distributions to stockholders	(2,529)	(2,653)	(5,166)	(5,305)

Capital transactions:
Purchases of common stock	(3,407)	-	(5,000)	-
Net increase (decrease) in net assets resulting from capital transactions	(3,407)	-	(5,000)	-
Total increase (decrease) in net assets	(10,314)	(5)	(6,476)	(6,696)
Net assets at beginning of period	$113,954	$125,596	$110,116	$132,287
Net assets at end of period	$103,640	$125,591	$103,640	$125,591

Capital share activity
Shares outstanding at the beginning of the period	10,460,401	10,652,401	10,652,401	10,652,401
Shares purchased	(397,719)	-	(589,719)	-
Shares outstanding at the end of the period	10,062,682	10,652,401	10,062,682	10,652,401

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,690	$(1,391)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(94,293)	(81,596)
Net change in short-term investments	(46,818)	(13,310)
Capitalized payment-in-kind interest	(2,784)	(8,035)
Proceeds from sales of investments	93,489	49,412
Proceeds from principal payments	15,044	7,373
Net realized (gain) loss on investments	(1,018)	(1,127)
Net change in unrealized (appreciation) depreciation on investments	3,107	12,462
Amortization of premium and accretion of discount, net	(2,713)	(1,409)
Amortization of discount (premium) on long term debt	298	270
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,065	1,569
(Increase) decrease in dividends receivable	(48)	-
(Increase) decrease in due from portfolio company	(36)	(151)
(Increase) decrease in due from affiliates	(10)	397
(Increase) decrease in prepaid expenses and other assets	404	240
Increase (decrease) in due to affiliates	1,279	(903)
Increase (decrease) in interest payable	99	-
Increase (decrease) in accrued expenses and other liabilities	108	213
Net cash provided by (used for) operating activities	(29,137)	(35,986)
Cash flows from financing activities
Purchases of common stock	(5,000)	-
Issuance of Notes payable	40,285	44,448
Distributions paid	(7,772)	(7,436)
Net cash provided by (used for) financing activities	27,513	37,012
Net increase (decrease) in cash	(1,624)	1,026
Cash, beginning of period	4,167	2,916
Cash, end of period	$2,543	$3,942

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$835	$884
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$171	$120
Cash paid for interest	2,626	2,461

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	7,000	5,544	5,355
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	5,817	5,817	5,852
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond - Unfunded	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	2,167	-	13
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	40,638	37,116	29,930
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086	50,660	4,249
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,177
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan		1M L + 6.00%, 7.50% Floor (8.39%)	03/28/2019	04/23/2024	6,000	5,905	5,810
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan		6M L + 6.00%, 7.00% Floor (8.53%)	03/26/2019	08/23/2022	6,974	6,812	6,809
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (11.15%)	05/17/2017	11/12/2020	16,124	13,733	10,768
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.44%)	11/03/2016	03/31/2020	9,070	8,887	8,299
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.44%)	11/03/2016	07/02/2020	869	869	869
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.44%)	11/03/2016	07/02/2020	131	-	-
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.44%)	06/08/2018	07/02/2020	1,491	1,491	523
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288	-	-
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	1M L + 7.25%, 8.25% floor (9.65%)	12/14/2017	06/13/2025	14,000	13,310	13,863
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (9.33%)	02/02/2018	02/02/2024	9,850	9,690	9,766
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	-	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver	3, 5	1M L + 9.00% (11.44%)	02/28/2017	02/27/2022	2,726	2,726	2,726
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.44%)	02/28/2017	02/27/2022	3,274	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan A	3, 5	1M L + 11.00% (13.44%)	02/28/2017	02/27/2022	9,800	9,800	9,800
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6	1M L + 14.00% (16.44%)	02/28/2017	02/27/2022	7,272	7,058	7,272

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	-	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	957	865	-
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan	5	3M L + 7.25% (9.58%)	06/27/2019	11/13/2024	2,250	2,256	2,256
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan - Unfunded	5	3M L + 7.25% (9.58%)	06/27/2019	11/13/2024	250	-	1
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.92%)	07/09/2018	01/31/2021	14,900	10,573	8,940
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25% (7.55%)	11/15/2017	06/29/2020	219	219	214
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan - Unfunded	5	3M L + 5.25% (7.55%)	11/15/2017	06/29/2020	-	-	-
Prestige Capital Corporation	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,678	7,732
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (7.07%)	01/29/2019	12/20/2022	4,526	3,811	4,517
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.50%, 4.50% Floor (7.07%)	01/29/2019	12/20/2022	5,474	-	(285)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50% (12.08%)	05/20/2019	12/20/2025	12,000	11,949	11,880
SESAC Holdco II LLC	Business Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.65%)	12/13/2017	02/24/2025	14,942	14,867	14,726
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		1M L + 6.75% (9.15%)	06/17/2019	06/30/2022	5,000	4,975	4,962
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	3,215	3,215	3,215
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	8,910	-	-
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (13.33%)	11/03/2016	12/31/2019	1,448	1,448	1,448
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan	5	1M L + 4.75% (7.08%)	06/27/2019	07/10/2021	500	474	474
TRU (UK) Asia Limited	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	777	22,132	17,198
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16	2,075	1,829
Total Investments excluding Short-Term Investments (197.05% of Net Assets)								271,495	204,218
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	50,284,220	50,284	50,284
United States Treasury		Treasury Bill		0%		09/26/2019	75,000	74,630	74,624
Total Short-Term Investments (120.52% of Net Assets)								124,914	124,908
TOTAL INVESTMENTS(13) (317.57% of Net Assets)								$396,409	$329,126
Other Liabilities in Excess of Assets (217.57% of Net Assets)									$(225,486)
NET ASSETS									$103,640

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 2.40%.  The three month (“3M”) LIBOR as of period end was 2.32%.  The six month (“6M”) LIBOR as of period end was 2.20%.

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
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 18.4% were non-qualifying assets as of period end.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)

Under the terms of the credit agreement, this investment has an exit fee which requires the borrower to pay, in connection with each prepayment or other repayment a fee equal to 2.50% of the amount being repaid.

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,629; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $70,876; the net unrealized depreciation was $68,247; the aggregate cost of securities for Federal income tax purposes was $397,374.

As of June 30, 2019, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$173,210	167.13%
Equity/Other	31,008	29.92%
Short-Term Investments	124,908	120.52%
Total	$329,126	317.57%

As of June 30, 2019, the industry composition of the Company’s portfolio, excluding short-term investments, at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$40,044	38.64%
Building Cleaning and Maintenance Services	19,798	19.10%
Retail	19,027	18.36%
Internet Media	16,112	15.55%
Business Services	14,726	14.21%
Food & Staples	13,902	13.41%
Software Services	13,863	13.38%
Gaming, Lodging & Restaurants	12,023	11.60%
Water Transport	10,768	10.39%
Radio Broadcasting	8,299	8.01%
Specialty Finance	7,732	7.46%
Restaurants	6,809	6.57%
Apparel & Textile Products	5,810	5.61%
Industrial	5,355	5.17%
Real Estate Services	4,663	4.50%
Hotel Operator	3,177	3.07%
Consumer Finance	1,392	1.34%
Construction Materials Manufacturing	474	0.46%
Wireless Communications	214	0.21%
Maritime Security Services	30	0.03%
Short-Term Investments	124,908	120.52%
Total	$329,126	317.57%

As of June 30, 2019, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$294,917	284.56%
United Kingdom	34,209	33.01%
Total	$329,126	317.57%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	% of Net Assets
Investments at Fair Value
Aptean Holdings, Inc.	Software Services	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (12.31%)	03/27/2018	12/20/2023	4,010	4,052	4,010	3.64%
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 10, 11	9.00%	11/03/2016	10/01/2022	38,888	34,954	29,400	26.70%
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	6,231	5.66%
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,212	2.92%
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (11.27%)	05/17/2017	11/12/2020	16,605	13,496	11,889	10.80%
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.35%)	11/03/2016	03/31/2020	9,270	8,967	8,807	8.00%
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	959	959	959	0.87%
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	41	-	-	-%
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	06/08/2018	07/02/2020	1,491	1,491	801	0.73%
The Finance Company	Consumer Finance	Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-	-%
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% floor (10.05%)	12/14/2017	06/13/2025	13,000	12,373	11,932	10.84%
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien Secured Note	5	3M L + 7.00%, 8.00% Floor (9.80%)	02/02/2018	02/02/2024	9,900	9,726	9,687	8.80%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	3,792	3,739	3,761	3.42%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	583	-	(5)	-%
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Loan	5	3M L + 4.75%, 5.75% Floor (7.46%)	09/28/2017	04/30/2019	3,875	3,828	3,845	3.49%
International Wire Group, Inc.	Manufacturing	2nd Lien, Secured Bond	11	10.75%	09/19/2017	08/01/2021	17,500	16,616	15,575	14.14%
Michael Baker International, LLC	Industrial Conglomerates	2nd Lien, Secured Bond	11	8.75%	12/31/2017	03/01/2023	13,500	13,105	13,365	12.14%
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	34	0.03%
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-	-%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	1,948	$1,948	$1,948	1.77%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	4,052	-	-	-%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan A	3, 5	1M L + 11.00% (13.35%)	02/28/2017	02/27/2022	9,800	9,800	9,800	8.90%

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6	1M L + 14.00% (16.35%)	02/28/2017	02/27/2022	6,695	6,450	6,695	6.08%
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-	-%
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 10	1M L + 5.50%, 7.50% Floor (8.01%)	11/03/2016	01/27/2020	1,122	929	70	0.06%
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.88%)	07/09/2018	01/31/2021	14,979	9,554	8,935	8.11%
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	602	602	600	0.54%
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Delayed Draw Loan - Unfunded	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	768	-	(4)	-%
SESAC Holdco II LLC	Business Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.76%)	12/13/2017	02/24/2025	9,942	9,875	9,505	8.63%
Sungard Availability Services Capital, Inc.	Technology Services	1st Lien, Secured Loan	5	1M L + 7.00%, 8.00% Floor (9.57%)	01/24/2018	9/30/2021	4,808	4,524	4,428	4.02%
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,415	2,415	2,375	2.16%
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	10,660	-	(176)	(0.16)%
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (12.81%)	11/03/2016	12/31/2019	2,298	2,298	2,280	2.07%
Tru Taj, LLC	Retail	1st Lien, Secured Bond	11	12.00%	07/21/2017	08/15/2021	16,000	15,433	9,160	8.32%
Tru Taj, LLC	Retail	1st Lien, Debtor in Possession Note	5	11.00%	03/26/2018	01/22/2019	4,992	5,020	5,067	4.60%
Total Investments excluding Short-Term Investments (167.27% of Net Assets)								248,354	184,186	167.27%
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	3,550,161	3,550	3,550	3.22%
United States Treasury		Treasury Bill		0%		04/04/2019	75,000	74,543	74,535	67.69%
Total Short-Term Investments (70.91% of Net Assets)								78,093	78,085	70.91%
TOTAL INVESTMENTS(12) (238.18% of Net Assets)								$326,447	$262,271	238.18%
Other Liabilities in Excess of Assets (138.17% of Net Assets)									$(152,155)	(138.17)%
NET ASSETS									$110,116	100.00%

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

As of December 31, 2018 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$177,955	161.61%
Equity/Other	6,231	5.66%
Short-Term Investments	78,085	70.91%
Total	$262,271	238.18%

As of December 31, 2018 the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$35,631	32.36%
Building Cleaning and Maintenance Services	18,443	16.75%
Software Services	15,942	14.48%
Manufacturing	15,575	14.14%
Retail	14,227	12.92%
Industrial Conglomerates	13,365	12.14%
Water Transport	11,889	10.80%
Gaming, Lodging & Restaurants	9,687	8.80%
Business Services	9,505	8.63%
Food & Staples	8,935	8.11%
Radio Broadcasting	8,807	8.00%
Chemicals	7,601	6.90%
Real Estate Services	4,479	4.07%
Technology Services	4,428	4.02%
Hotel Operator	3,212	2.92%
Consumer Finance	1,830	1.66%
Wireless Communications	596	0.54%
Maritime Security Services	34	0.03%
Short-Term Investments	78,085	70.91%
Total	$262,271	238.18%

As of December 31, 2018 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$226,606	205.79%
United Kingdom	35,665	32.39%
Total	$262,271	238.18%

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

▪

The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization and individually less than 1% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm.

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

The Company has not accrued any excise tax expense for the three and six months ended June 30, 2019.  The Company accrued $180 of excise tax expense for the year ended December 31, 2018.

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

For the three and six months ended June 30, 2019 management fees amounted to $742 and $1,448, respectively.  For the three and six months ended June 30, 2018 management fees amounted to $754 and $1,447, respectively.  As of June 30, 2019 and December 31, 2018, $742 and $740 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of June 30, 2019 was $19,868.  Accrued Unpaid Income includes $2,784 of PIK income capitalized during the six months ended June 30, 2019.  Accrued Unpaid Income as of December 31, 2018 was $14,571, which included PIK income of $10,321 capitalized during the year ended December 31, 2018.

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

For the six months ended June 30, 2019 and 2018, the Company incurred Income Incentive Fees of $1,445 and $(1,183), respectively.  As of June 30, 2019 and December 31, 2018, $6,867 and $5,422 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the six months ended June 30, 2019 and 2018, the Company incurred expenses under the Administration Agreement of $452 and $797, respectively.  As of June 30, 2019 and December 31, 2018, $162 and $329 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019 and December 31, 2018  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$47,567	$125,643	$173,210
Equity/Other	4,249	-	26,759	31,008
Short Term Investments	124,908	-	-	124,908
Total investment assets	$129,157	$47,567	$152,402	$329,126

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$61,921	$116,034	$177,955
Equity/Other	6,231	-	-	6,231
Short Term Investments	78,085	-	-	78,085
Total investment assets	$84,316	$61,921	$116,034	$262,271

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2019
Debt	$116,034	$-	$70,256	$(607)	$(2,391)	$(59,370)	$1,721	$125,643
Equity/Other	-	-	33,148	-	(5,126)	(1,263)	-	26,759
Total investment assets	$116,034	$-	$103,404	$(607)	$(7,517)	$(60,633)	$1,721	$152,402

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2018
Debt	$83,789	$12,570	$126,639	$2,081	$(7,290)	$(103,890)	$2,135	$116,034
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$126,639	$2,416	$(7,281)	$(104,370)	$2,135	$116,034
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2019 totaled $(7,574) consisting of the following: $(2,448) related to debt investments and $(5,126) related to equity/other.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2018 totaled $(6,833) consisting of the following: $(6,833) related to debt investments and $0 relating to equity/other.

There were no transfers between levels during the three and six months ended June 30, 2019.  One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the year ended December 31, 2018.  All transfers during the year ended December 31, 2018 were the result of changes in pricing transparency.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2019 and December 31, 2018, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$19,798	Market Approach	Gross Profit Multiple	2.00
	8,940		EBITDA Multiple	5.50
	214		Comparable Price(3)	98.00
	4,232		Implied Yield	3.69%
	90,563	Income Approach	Discount Rate	9.35% - 32.50% (18.03%)
	474	Recent Transaction	Transaction Price	94.75
	1,422	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$125,643

Equity/Other	$7,732	Market Approach	Gross Profit Multiple	2.00
			Earnings Multiple	3.17
		Income Approach	Dividend Discount Rate	31.91%
	17,198	Recent Transaction	Transaction Price	22.13
	1,829	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Equity/Other	$26,759

As of December 31, 2018
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$27,378	Market Approach	Gross Profit Multiple	2.08
			EBITDA Multiple	5.05
	86,792	Income Approach	Discount Rate	8.10% - 40.00% (15.38%)
	1,864	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$116,034

Equity/Other	$-	Asset Recovery / Liquidation(4)	Multiple	2.08
			Discount Rate	15.00%
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

On June18, 2019, we offered $42,500 in aggregate principal amount of 6.50% notes due 2024 (the "GECCN Notes"), which included $2,500 of the GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.

The GECCN Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCN Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  We pay interest on the GECCN Notes on March 31, June 30, September 30 and December 31 of each year beginning September 30, 2019.  The GECCN Notes will mature on June 30, 2024 and can be called on, or after, June 30, 2021.  Holders of the GECCN Notes do not have the option to have the GECCN Notes repaid prior to the stated maturity date.  The GECCN Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

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

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

June 30, 2019
GECCL Notes	$32,631	$1,856	N/A	$1.01
GECCM Notes	46,398	1,856	N/A	1.01
GECCN Notes	42,500	1,856	N/A	0.98
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of June 30, 2019, the Company had not repurchased any of the Notes.  As of June 30, 2019 and December 31, 2018 the Company was in compliance with all covenants under the indentures.

For the three and six months ended June 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Borrowing interest expense	$1,414	$1,314	$2,727	$2,462
Amortization of acquisition premium	157	142	298	269
Total	$1,571	$1,456	$3,025	$2,731
Weighted average interest rate(1)	7.38%	7.37%	7.37%	7.34%
Average outstanding balance	$85,100	$79,029	$82,081	$74,389
(1)	Annualized.

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

	June 30, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$33,179
Unsecured Debt - GECCM Notes	46,398	46,398	46,677
Unsecured Debt - GECCN Notes	42,500	42,500	41,888
Total	$121,529	$121,529	$121,744

	December 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,174
Unsecured Debt - GECCM Notes	46,398	46,398	45,044
Total	$79,029	$79,029	$77,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2019, the Company had approximately $20,206 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2019 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, we continue to pursue our initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.

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

8.  CAPITAL TRANSACTIONS

In March 2019, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the “buyback program”) authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5,000 through December 31, 2019, unless extended or terminated by our Board.  During the three and six months ended June 30, 2019, the Company purchased 397,719 shares and 589,719 shares, respectively, under the buyback program at a weighted average price of $8.45 per share.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 2019	-	$-	-	$-
February 2019	-	-	-	-
March 2019	192,000	8.27	192,000	3,406
April 2019	116,883	8.26	308,883	2,437
May 2019	277,044	8.65	585,927	33
June 2019	3,792	8.71	589,719	-

Total	589,719	$8.45	589,719	$-

9.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$10.34	$12.42
Net investment income	0.55	0.93
Net realized gains	0.10	0.11
Net change in unrealized appreciation (depreciation)	(0.29)	(1.17)
Net increase (decrease) in net assets resulting from operations	0.36	(0.13)
Accretion from share buybacks	0.10	-
Distributions declared from net investment income(2)	(0.50)	(0.50)
Net decrease resulting from distributions to common stockholders	(0.50)	(0.50)
Net asset value, end of period	$10.30	$11.79
Per share market value, end of period	$8.70	$9.24

Shares outstanding, end of period	10,062,682	10,652,401
Total return based on net asset value(3)	4.80%	(1.04)%
Total return based on market value(3)	17.56%	(1.03)%

Ratio/Supplemental Data:
Net assets, end of period	$103,640	$125,591
Ratio of total expenses to average net assets (4),(5)	14.05%	7.38%
Ratio of incentive fees to average net assets(4)	2.80%	(1.85)%
Ratio of net investment income to average net assets(4),(5)	11.21%	15.55%
Portfolio turnover	51%	30%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the six months ended June 30, 2019 and 2018 average net assets were $103,964 and $128,924, respectively.

(5)	Annualized for periods less than one year.

10.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at June 30, 2019 represented 39% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at June 30, 2019 represented 28% of the Company's net assets.

Fair value as of June 30, 2019 along with transactions during the six months ended June 30, 2019 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2019
Issue(1)	Fair value at December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2019	Interest Income(4)	Fee Income(4)	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.5 Lien, Secured Bond	$-	$5,817	$-	$-	$35	$5,852	$26	$456	$-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	13	13	-	-	-
2nd Lien, Secured Bond	29,400	2,162	-	-	(1,632)	29,930	2,200	2	-
Equity (9% of class)	6,231	-	-	-	(1,982)	4,249	-	-	-
	35,631	7,979	-	-	(3,566)	40,044	2,226	458	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	34	-	-	-	(4)	30	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	34	-	-	-	(4)	30	-	-	-

Totals	$35,665	$7,979	$-	$-	$(3,570)	$40,074	$2,226	$458	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$959	$3,346	$3,436	$-	$-	$869	$59	$18	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	801	-	-	-	(278)	523	101	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,760	3,346	3,436	-	(278)	1,392	160	18	-

PE Facility Solutions, LLC
1st Lien, Secured Revolver	1,948	32,012	31,234	-	-	2,726	197	21	-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan A	9,800	-	-	-	-	9,800	665	-	-
1st Lien, Secured Term Loan B	6,695	608	-	-	(31)	7,272	614	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	18,443	32,620	31,234	-	(31)	19,798	1,476	21	-

Prestige Capital Corporation
Equity (80% of class)	-	7,678	-	-	54	7,732	-	-	800

Totals	$20,203	$43,644	$34,670	$-	$(255)	$28,922	$1,636	$39	$800
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases resulting from new or additional portfolio investments, capitalized PIK income, accretion of discounts and the exchange of one or more existing securities for one or more new securities.

(3)	Gross reductions include decreases resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities.
(4)	Income amounts include accrued PIK income.

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the six months ended June 30, 2019 under at least one of the significance conditions of S-X Rule 1-02(w).  Accordingly, unaudited financial information as of and for the six months ended June 30, 2019 has been included as follows (in thousands):

Balance Sheet	As of June 30, 2019
Current assets	$8,356
Noncurrent assets	10,585
Total Assets	18,941

Current liabilities	6,277
Noncurrent liabilities	19,799
Total Liabilities	26,076

Net Equity	$(7,135)

Statement of Operations	For the six months ended June 30, 2019
Gross Revenues	$29,874
Cost of Sales	(24,102)
SG&A Expenses	(3,885)
Net Loss from Continuing Operations	(265)

11.  SUBSEQUENT EVENTS

In July 2019:

•	we bought $4,300 of par value of California Pizza Kitchen, Inc. (“California Pizza Kitchen”) second lien secured loan at approximately 95% of par value.
•	we bought $3,000 of par value of California Pizza Kitchen first lien secured loan at approximately 96% of par value.
•	we bought $250 of par value of Peninsula Pacific Entertainment, LLC first lien secured loan at approximately 100% of par value.
•	we bought $4,000 of par value of Shearer’s Foods, LLC second lien secured loan at approximately 99% of par value.
•	we bought $3,000 of par value of Tensar Corp. first lien secured loan at approximately 95% of par value.

On July 5, 2019 we sold an additional $2,500 of the GECCN Notes upon partial exercise of the underwriters’ over-allotment option.

On July 31, 2019, we completed the sale of PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, to Kellermeyer Bergensons Services for $23,750.  As of June 30, 2019, the outstanding principal amount of the Company’s senior secured revolving loan, senior secured term loan A and senior secured term loan B to PEFS was approximately $19,798 in the aggregate.  Although PEFS was a subsidiary of the Company, the Company did not consolidate PEFS in its consolidated financial statements in accordance with GAAP.

In August 2019:

•	we bought $10,000 of par value of Mitchell International, Inc. second lien secured loan at approximately 94% of par value.
•	we bought $3,000 of par value of Boardriders, Inc., first lien secured loan at approximately 98% of par value.

•	$14,942 of par value of SESAC Holdco II LLC second lien secured loan was paid down at approximately 100% of par value.
•	We bought $1,526 of par value of ASP Chromaflo Intermediate Holdings, Inc. at approximately 99% of par value.

Our Board declared the monthly distributions for the third quarter of 2019 at an annual rate of approximately 9.7% of our June 30, 2019 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.