Form 10-Q
period 2019-09-30
Great Elm Capital Corp.
filed 2019-11-14
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, the registrant had 10,062,682 shares of common stock, $0.01 par value per share, outstanding.

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

On September 27, 2016, we and Great Elm Capital Management, Inc.  (“GECM”), our external investment manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to GECM under those agreements.  The Investment Management Agreement renews for successive annual periods, subject to requisite Board and/or stockholder approvals.

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

Portfolio and Investment Activity

The following is a summary of our investment activity since our inception in April 2016 (in thousands):

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Interest Rate End of Period(3)
Formation Transactions	$90,494	$-
Merger	74,658	-
November 4, 2016 through December 31, 2016	42,006	(41,738)	10.00%
For the period ended December 31, 2016	207,158	(41,738)

Quarter ended March 31, 2017	75,852	(78,758)	9.87%
Quarter ended June 30, 2017	21,395	(37,570)	9.59%
Quarter ended September 30, 2017	49,467	(18,884)	9.62%
Quarter ended December 31, 2017	53,163	(39,772)	11.17%
For the year ended December 31, 2017	199,877	(174,984)

Quarter ended March 31, 2018	63,220	(29,069)	11.05%
Quarter ended June 30, 2018	37,927	(27,729)	9.94%
Quarter ended September 30, 2018	38,969	(37,991)	10.40%
Quarter ended December 31, 2018	34,849	(40,028)	10.32%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.28%
Quarter ended June 30, 2019	62,238	(37,802)	9.61%
Quarter ended September 30, 2019	45,873	(44,531)	9.09%
For the nine months ended September 30, 2019	162,957	(142,202)

Since inception	$744,957	$(493,741)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2019 and the year ended December 31, 2018.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018
Beginning Investment Portfolio	$184,186	$164,870
Portfolio Investments acquired(1)	162,957	174,965
Amortization of premium and accretion of discount, net	4,210	3,485
Portfolio Investments repaid or sold(2)	(142,202)	(134,817)
Net change in unrealized appreciation (depreciation) on investments	(15,619)	(26,752)
Net realized gain (loss) on investments	1,267	2,435
Ending Investment Portfolio	$194,799	$184,186
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$38,524	19.78%	$35,631	19.35%
Software Services	24,702	12.68%	15,942	8.67%
Food & Staples	20,505	10.53%	8,935	4.85%
Retail	16,502	8.47%	14,227	7.72%
Internet Media	15,808	8.11%	-	-%
Restaurants	12,552	6.44%	-	-%
Gaming, Lodging & Restaurants	12,253	6.29%	9,687	5.26%
Water Transport	8,607	4.42%	11,889	6.45%
Apparel & Textile Products	8,573	4.40%	-	-%
Radio Broadcasting	8,024	4.12%	8,807	4.78%
Specialty Finance	7,671	3.94%	-	-%
Industrial	4,970	2.55%	-	-%
Real Estate Services	3,610	1.85%	4,479	2.43%
Construction Materials Manufacturing	3,344	1.72%	-	-%
Hotel Operator	3,334	1.71%	3,212	1.74%
Chemicals	2,710	1.39%	7,601	4.13%
Building Cleaning and Maintenance Services	1,761	0.90%	18,443	10.01%
Consumer Finance	1,205	0.62%	1,830	0.99%
Wireless Communications	216	0.11%	596	0.32%
Maritime Security Services	30	0.02%	34	0.02%
Consulting	(102)	(0.05)%	-	-%
Manufacturing	-	-%	15,575	8.46%
Industrial Conglomerates	-	-%	13,365	7.26%
Business Services	-	-%	9,505	5.16%
Technology Services	-	-%	4,428	2.40%
Total	$194,799	100.00%	$184,186	100.00%

Results of Operations

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$7,002	$0.70	$6,181	$0.58	$20,026	$1.94	$20,841	$1.96
Interest income	6,200	0.62	6,127	0.58	17,584	1.71	20,474	1.92
Dividend income	676	0.07	23	0.00	1,687	0.16	178	0.02
Other income	126	0.01	31	0.00	755	0.07	189	0.02
(1)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 outstanding common shares for each of the three and nine months ended September 30, 2018.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.

The decrease in interest income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to the April 2018 restructuring of our investment in Avanti Communications Group plc’s (“Avanti”) third lien senior secured notes (the “Avanti third lien notes”), in which the Avanti third lien notes were converted into Avanti common equity which is currently non-income producing.  The Avanti third lien notes accrued approximately $3.5 million of interest income during the nine months ended September 30, 2018.

Interest income included non-cash PIK income of $1.2 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $6.9 million for the three and nine months ended September 30, 2018, respectively.  The year-over-year decreases in non-cash PIK income for the periods presented is primarily due to the debt-for-equity conversion of the Avanti third lien notes along with a decrease in the interest rate on Avanti’s second lien senior secured notes, which we still held as an investment as of September 30, 2019.

The increase in dividend income for each of the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year is primarily attributable to the dividends earned from the Company’s investment in Prestige Capital Finance, LLC, which was acquired in February 2019.

The increase in other income for each of the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year is primarily attributable to commitment and funding fees earned on our investment in Avanti’s 1.5 lien senior secured notes in the current year.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$4,383	$0.44	$3,496	$0.33	$11,628	$1.13	$8,212	$0.77
Management fees	759	0.08	768	0.07	2,207	$0.21	2,215	0.21
Incentive fees	654	0.06	576	0.05	2,099	$0.20	(607)	(0.05)
Total advisory and management fees	$1,413	$0.14	$1,344	$0.13	$4,306	$0.42	$1,608	$0.15
Administration fees	282	0.03	202	0.02	734	0.07	999	0.09
Directors’ fees	51	0.01	51	0.00	150	0.01	150	0.01
Interest expense	2,308	0.23	1,457	0.14	5,333	0.52	4,188	0.39
Professional services	243	0.02	326	0.03	711	0.07	791	0.07
Custody fees	15	0.00	15	0.00	45	0.00	44	0.00
Other	71	0.01	101	0.01	349	0.03	432	0.04
(1)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 outstanding common shares for each of the three and nine months ended September 30, 2018.

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

Incentive fees for the nine months ended September 30, 2018 included a reversal of $2.9 million of incentive fees accrued in prior periods.  This reversal was the result of the conversion of the Avanti third lien notes in April 2018 discussed above under “—Investment Income”.  As a result of this debt-for-equity conversion, it was determined that the accrued incentive fees payable associated with the portion of accrued PIK interest generated by the Avanti third lien notes should not at this time be recognized as a liability. Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery from our Avanti investment results in gross proceeds to us in excess of our initial cost basis in the Avanti third lien notes.  Excluding the impact of the reversal incentive fees would have been $2.3 million for the nine months ended September 30, 2018.

Administration fees for the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018 due to one-time costs associated with staff restructuring at GECM.

The increase in interest expense for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 is primarily due to the issuance of $46.4 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”) in January and February 2018 and the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019, which resulted in a weighted average outstanding debt balance of $123.9 million and $96.2 million for the three and nine months ended September 30, 2019, respectively, as compared to $79.0 million and $76.0 million for the three and nine months ended September 30, 2018, respectively.

Other expenses include various administrative expenses such as shareholder services, filing, transfer agency and insurance costs.  The decrease in other expenses for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, is primarily related to the timing of work performed by these service providers, and the resultant billing schedules.

Realized Gains (Losses) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$251	$0.02	$898	$0.08	$1,269	$0.12	$2,025	$0.19
Gross realized gain	252	0.03	1,129	0.11	2,096	0.20	2,279	0.21
Gross realized loss	(1)	(0.00)	(231)	(0.02)	(827)	(0.08)	(254)	(0.02)
(1)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 outstanding common shares for each of the three and nine months ended September 30, 2018.

During the three months ended September 30, 2019, net realized gains were primarily driven by realized gains of approximately $0.2 million on the partial repayment of our investment in PE Facility Solutions, LLC (“PEFS”) first lien secured loan B and approximately $0.1 million on the sale of our investment in SESAC Holdco II LLC (“SESAC”) second lien secured loan.

During the nine months ended September 30, 2019, net realized gains were largely driven by the sales of our investments in International Wire Group, Inc. (“International Wire”) and Michael Baker International, LLC secured bonds which resulted in realized gains of approximately $1.1 million and $0.4 million, respectively.  These realized gains were partially offset by gross realized losses for the nine months ended September 30, 2019 which were primarily comprised of the realized loss of approximately $0.8 million on the sale of our investment in Sungard Availability Services Capital, Inc. secured loan.

During the three months ended September 30, 2018, net realized gains included approximately $0.7 million in acceleration of OID in connection with the restructuring of our investment in Speedwell Holdings and $0.2 million on the exercise of the RiceBran Technologies Corporation warrants and subsequent sale of the common stock received in that exercise.  Net realized gains for the nine months ended September 30, 2018 also included realized gains in connection with the accelerated accretion of OID on loans initially acquired at a discount, realized gains on the sales of the PR Wireless, Inc. senior secured loan and NANA Development Corp. senior bonds and a partial repayment of our investment in PEFS first lien secured loan B.

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net increase (decrease) in unrealized appreciation/ depreciation	$(12,516)	$(1.24)	$1,275	$0.13	$(15,623)	$(1.51)	$(11,187)	$(1.05)
Increases in unrealized appreciation/ depreciation	974	0.10	4,971	0.47	3,871	0.38	5,454	0.51
Decreases in unrealized appreciation/ depreciation	(13,490)	(1.34)	(3,696)	(0.35)	(19,494)	(1.89)	(16,641)	(1.56)
(1)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.
(2)	The per share amounts are based on a weighted average of 10,652,401 outstanding common shares for each of the three and nine months ended September 30, 2018.

For each of the three and nine months ended September 30, 2019, the net unrealized depreciation was largely driven by decreases in the valuation of portfolio investments, increases in our cost basis due to accretion of discount on loans and debt securities and the exit of investments which had unrealized appreciation in prior periods.

Net unrealized depreciation for the nine months ended September 30, 2019 included unrealized depreciation of $7.7 million, $3.7 million and $1.9 million on our investments in Avanti debt and equity, Commercial Barge Line Company (“Commercial Barge”) and PFS Holdings Corp. (“PFS”), respectively.  For the three months ended September 30, 2019, net unrealized depreciation included unrealized depreciation of $4.1 million, $2.5 million and $2.3 million on our investments in Avanti debt and equity, Tru Taj, LLC (“Tru Taj”) common equity and Commercial Barge, respectively.  The unrealized depreciation on our investments in Commercial Barge and PFS include decreases in the fair value of each investment and increases in our cost basis as a result of the accretion of OID.

For the nine months ended September 30, 2019, unrealized depreciation was partially offset by unrealized appreciation of $0.5 million and $0.3 million on our investments in Finastra Group Holdings, Ltd. and Research Now Group, Inc. revolver, respectively, as a result of increases in fair value and unrealized appreciation of $1.0 million and $0.4 million on our investments in International Wire and SESAC, respectively, as a result of realization events during the period.

For the nine months ended September 30, 2018, the net unrealized depreciation was primarily driven by lower valuations of our portfolio investments.  Most notably, we recognized net unrealized depreciation of $7.7 million, $4.5 million and 1.7 million on our investments in Avanti bonds and equity, Tru Taj, and OPS Acquisition Limited, respectively.  These losses were partially offset by unrealized appreciation of $1.6 million and $1.1 million on our investments in Commercial Barge and Best Western Luling, respectively, during the period.  For the three months ended September 30, 2018 net unrealized appreciation was primarily driven by unrealized appreciation of approximately $1.0 million, $0.8 million and $0.6 million on our investments in PEFS, International Wire and Commercial Barge, respectively.  The largest driver of unrealized depreciation for the three months ended September 30, 2018 was the unrealized depreciation of $1.6 million on our investments in Tru Taj.

Liquidity and Capital Resources

At September 30, 2019, we had approximately $3.4 million of cash and cash equivalents, none of which was restricted in nature.  At September 30, 2019, we also had $21.4 million invested in a money market fund that is classified as an investment rather than cash and cash equivalents.

At September 30, 2019, we had investments in 29 debt instruments across 25 companies, totaling approximately $168.3 million at fair value and seven equity investments in six companies, totaling approximately $26.5 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2019, we had approximately $19.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our September 30, 2019 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2019, net cash used for operating activities, consisting primarily of net purchases of investments and the items described in “—Results of Operations,” was approximately $28.2 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash used in purchases and sales of investments was approximately $17.7 million, reflecting additional investments of $159.9 million, offset by principal repayments and sales of $142.2 million.  Such amounts include draws and repayments on revolving credit facilities.

For the nine months ended September 30, 2019, net cash provided by financing activities was $27.4 million, which consisted of $42.7 million in proceeds from the GECCN Notes offering (discussed under “—Notes Payable” below) offset by $10.3 million in distributions to investors and $5.0 million in repurchases of the Company’s common stock through our current stock buyback program.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$32,631	$-	$32,631	$-	$-
GECCM Notes	46,398	-	-	-	46,398
GECCN Notes	45,000	-	-	45,000	-
Total	$124,029	$-	$32,631	$45,000	$46,398

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended September 30, 2019.

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

Recent Developments

In October 2019:

•	$0.7 million of par value of PEFS secured term loan B was repaid at par.
•	we bought $2.0 million of par value of Viasat Inc. receivable at 90% of par value.
•	we bought $3.0 million of par value of ASP Chromaflo Technologies second lien term loan at approximately 97% of par value.
•	We bought $4.7 million of par value of Tensar Corp. first lien term loan at approximately 96% of par value.

In November 2019:

•	All $0.2 million of par value of PR Wireless Inc.’s first lien loan was paid down at par.
•	$0.1 million of par value of PEFS secured term loan B was repaid at par.

Our Board declared the monthly distributions for the first quarter of 2020 at an annual rate of approximately 11.0% of our September 30, 2019 net asset value, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of September 30, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 24 debt investments were at variable rates, representing approximately $47.2 million and $121.1 million in debt at fair value, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of September 30, 2019.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$4,091
2.00%	2,728
1.00%	1,364
(1.00)%	(1,364)
(2.00)%	(1,644)
(3.00)%	(1,650)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at September 30, 2019, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2019, we implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5.0 million through December 2019, unless extended or terminated by our Board.  There were no common stock repurchases pursuant to the buyback program during the three months ended September 30, 2019.

There were no unregistered sales of our equity securities during the three months ended September 30, 2019.

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

GREAT ELM CAPITAL CORP.

Date: November 14, 2019	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: November 14, 2019	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $162,496 and $137,852, respectively)	$145,608	$128,318
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $96,110 and $78,093, respectively)	96,098	78,085
Affiliated investments, at fair value (amortized cost of $100,409 and $89,854, respectively)	38,554	35,665
Controlled investments, at fair value (amortized cost of $11,682 and $20,648, respectively)	10,637	20,203
Total investments	290,897	262,271

Cash and cash equivalents	3,370	4,167
Receivable for investments sold	-	10,887
Interest receivable	3,131	3,255
Dividends receivable	47	9
Due from portfolio company	605	555
Due from affiliates	15	5
Prepaid expenses and other assets	129	414
Total assets	$298,194	$281,563

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $917 and $1,141, respectively)	$31,715	$31,490
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,386 and $1,588, respectively)	45,012	44,811
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $2,173 and $0, respectively)	42,827	-
Payable for investments purchased	76,844	84,102
Interest payable	362	354
Distributions payable	835	3,441
Accrued incentive fees payable	7,522	5,422
Due to affiliates	1,005	1,069
Accrued expenses and other liabilities	583	758
Total liabilities	$206,705	$171,447

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,062,682 shares issued and outstanding and 10,652,401 shares issued and outstanding, respectively)	$101	$107
Additional paid-in capital	193,253	198,247
Accumulated losses	(101,865)	(88,238)
Total net assets	$91,489	$110,116
Total liabilities and net assets	$298,194	$281,563
Net asset value per share	$9.09	$10.34

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$4,477	$4,326	$11,999	$11,363
Non-affiliated, non-controlled investments (PIK)	-	-	-	-
Affiliated investments	216	(630)	627	568
Affiliated investments (PIK)	1,124	1,671	2,939	6,238
Controlled investments	282	499	1,335	1,609
Controlled investments (PIK)	101	261	684	696
Total interest income	6,200	6,127	17,584	20,474
Dividend income from:
Non-affiliated, non-controlled investments	196	23	407	178
Controlled investments	480	-	1,280	-
Total dividend income	676	23	1,687	178
Other income from:
Non-affiliated, non-controlled investments	5	10	137	52
Affiliated investments	-	-	2	90
Affiliated investments (PIK)	108	-	564	-
Controlled investments	13	21	52	47
Total other income	126	31	755	189
Total investment income	$7,002	$6,181	$20,026	$20,841

Expenses:
Management fees	$759	$768	$2,207	$2,215
Incentive fees	654	576	2,099	(607)
Administration fees	282	202	734	999
Custody fees	15	15	45	44
Directors’ fees	51	51	150	150
Professional services	243	326	711	791
Interest expense	2,308	1,457	5,333	4,188
Other expenses	71	101	349	432
Total expenses	$4,383	$3,496	$11,628	$8,212
Net investment income	$2,619	$2,685	$8,398	$12,629

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$97	$898	$1,115	$1,815
Affiliated investments	-	-	-	-
Controlled investments	154	-	154	210
Total net realized gain (loss)	251	898	1,269	2,025
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(8,075)	(115)	(7,357)	(2,003)
Affiliated investments	(4,096)	620	(7,666)	(9,442)
Controlled investments	(345)	770	(600)	258
Total net change in unrealized appreciation (depreciation)	(12,516)	1,275	(15,623)	(11,187)
Net realized and unrealized gains (losses)	$(12,265)	$2,173	$(14,354)	$(9,162)
Net increase (decrease) in net assets resulting from operations	$(9,646)	$4,858	$(5,956)	$3,467

Net investment income per share (basic and diluted):	$0.26	$0.25	$0.81	$1.19
Earnings per share (basic and diluted):	$(0.96)	$0.46	$(0.58)	$0.33
Weighted average shares outstanding (basic and diluted):	10,062,682	10,652,401	10,312,561	10,652,401

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,619	$2,685	$8,398	$12,629
Net realized gain (loss) on investments	251	898	1,269	2,025
Net change in unrealized appreciation (depreciation) on investments	(12,516)	1,275	(15,623)	(11,187)
Net increase (decrease) in net assets resulting from operations	(9,646)	4,858	(5,956)	3,467

Distributions to stockholders:
Distributions(1)	(2,505)	(2,652)	(7,671)	(7,957)
Total distributions to stockholders	(2,505)	(2,652)	(7,671)	(7,957)

Capital transactions:
Purchases of common stock	-	-	(5,000)	-
Net increase (decrease) in net assets resulting from capital transactions	-	-	(5,000)	-
Total increase (decrease) in net assets	(12,151)	2,206	(18,627)	(4,490)
Net assets at beginning of period	$103,640	$125,591	$110,116	$132,287
Net assets at end of period	$91,489	$127,797	$91,489	$127,797

Capital share activity
Shares outstanding at the beginning of the period	10,062,682	10,652,401	10,652,401	10,652,401
Shares purchased	-	-	(589,719)	-
Shares outstanding at the end of the period	10,062,682	10,652,401	10,062,682	10,652,401

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(5,956)	$3,467
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(167,138)	(121,016)
Net change in short-term investments	(18,015)	(9,988)
Capitalized payment-in-kind interest	(3,077)	(8,292)
Proceeds from sales of investments	100,229	80,857
Proceeds from principal payments	52,860	13,554
Net realized (gain) loss on investments	(1,269)	(2,025)
Net change in unrealized (appreciation) depreciation on investments	15,623	11,187
Amortization of premium and accretion of discount, net	(4,210)	(2,206)
Amortization of discount (premium) on long term debt	557	414
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	124	1,407
(Increase) decrease in dividends receivable	(38)	-
(Increase) decrease in due from portfolio company	(50)	(244)
(Increase) decrease in due from affiliates	(10)	18
(Increase) decrease in prepaid expenses and other assets	285	130
Increase (decrease) in due to affiliates	2,049	(609)
Increase (decrease) in interest payable	8	-
Increase (decrease) in accrued expenses and other liabilities	(188)	130
Net cash provided by (used for) operating activities	(28,216)	(33,216)
Cash flows from financing activities
Purchases of common stock	(5,000)	-
Issuance of Notes payable	42,696	44,448
Distributions paid	(10,277)	(10,088)
Net cash provided by (used for) financing activities	27,419	34,360
Net increase (decrease) in cash	(797)	1,144
Cash, beginning of period	4,167	2,916
Cash, end of period	$3,370	$4,060

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$835	$884
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$171	$120
Cash paid for interest	4,768	3,774

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	7,000	5,586	4,970
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien Secured Loan		1M L + 8.00%, 9.00% Floor (10.04%)	08/12/2019	11/18/124	2,794	2,740	2,710
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,178	8,178	8,178
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	40,638	37,331	28,052
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	2,294
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,334
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan		3M L + 6.50%, 7.50% Floor (8.62%)	03/28/2019	04/23/2024	8,985	8,834	8,573
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan		6M L + 6.00%, 7.00% Floor (8.53%)	03/26/2019	08/23/2022	9,949	9,675	8,811
California Pizza Kitchen, Inc.	Restaurants	2nd Lien Secured Loan		6M L + 10.00%, 11.00% Floor (12.53%)	07/17/2019	08/23/2023	4,300	4,068	3,741
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (10.79%)	05/17/2017	11/12/2020	15,883	13,896	8,607
Cooke Omega Investments, Inc.	Food & Staples	Bond		8.50%	09/19/2019	12/15/2022	3,000	2,922	2,917
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.09%)	11/03/2016	03/31/2020	8,990	8,869	8,024
Duff & Phelps Corporation	Consulting	1st Lien Revolver	5	1M L + 3.25%, 4.25% Floor (5.29%)	09/09/2019	02/13/2022	335	(103)	306
Duff & Phelps Corporation	Consulting	1st Lien Revolver - Unfunded	5	1M L + 3.25%, 3.25% Floor (5.29%)	09/09/2019	02/13/2022	4,665	-	(408)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	11/03/2016	07/02/2020	941	941	941
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	11/03/2016	07/02/2020	59	-	-
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	06/08/2018	07/02/2020	1,491	1,491	264
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (9.45%)	12/14/2017	06/13/2025	14,000	13,331	13,344
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (9.10%)	02/02/2018	02/02/2024	9,825	9,673	9,761
Mitchell International, Inc.	Software Services	2nd Lien Secured Loan	5	1M L + 7.25%, 8.00% Floor (9.29%)	08/02/2019	11/30/2025	12,000	11,280	11,358
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	1,784	1,784	1,761
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan	5	3M L + 7.25%, 7.25% Floor (9.35%)	06/27/2019	11/13/2024	2,500	2,506	2,492
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.54%)	07/09/2018	01/31/2021	14,861	11,141	8,656
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25%, (7.55%)	11/15/2017	06/29/2020	218	218	216
Prestige Capital Finance, LLC (fka Prestige Capital Corporation)	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	7,671
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 5.50% Floor (6.75%)	01/29/2019	12/20/2022	4,316	3,648	4,316
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.50%, (6.75%)	01/29/2019	12/20/2022	5,684	-	(318)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan		3M L + 9.50%, 10.50% Floor (11.75%)	05/20/2019	12/20/2025	12,000	11,950	11,810
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		1M L + 6.75%, 7.75% Floor (8.79%)	06/17/2019	06/30/2022	9,000	8,951	8,932
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	3,115	3,115	3,115
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	8,910	-	-
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 11.00%, 11.00% Floor (13.10%)	11/03/2016	12/31/2019	495	495	495
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan	5	3M L + 4.75%, 5.75% Floor (6.85%)	06/27/2019	07/10/2021	3,500	3,345	3,344
TRU (UK) Asia Limited	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	776,954	22,132	14,676
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	2,075	1,826
Total Investments excluding Short-Term Investments (212.92% of Net Assets)								274,587	194,799
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	21,418,393	21,418	21,418
United States Treasury		Treasury Bill		0%		09/26/2019	75,000	74,692	74,680
Total Short-Term Investments (105.04% of Net Assets)								96,110	96,098
TOTAL INVESTMENTS(13) (317.96% of Net Assets)								$370,697	$290,897
Other Liabilities in Excess of Assets (217.96% of Net Assets)									$(199,408)
NET ASSETS									$91,489

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 2.02%.  The three month (“3M”) LIBOR as of period end was 2.09%.  The six month (“6M”) LIBOR as of period end was 2.06%.

(3)

‘‘Controlled Investments’’ are investments in those companies that are ‘‘Controlled Investments’’ of the Company, as defined in the Investment Company Act.  A company is deemed to be a ‘‘Controlled Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

(4)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, as defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors.
(6)	Security pays, or has the option to pay, all of its interest in kind.
(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 20.0% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,595; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $83,405; the net unrealized depreciation was $80,810; the aggregate cost of securities for Federal income tax purposes was $371,707.

As of September 30, 2019, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$168,332	183.99%
Equity/Other	26,467	28.93%
Short-Term Investments	96,098	105.04%
Total	$290,897	317.96%

As of September 30, 2019, the industry composition of the Company’s portfolio, excluding short-term investments, at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$38,524	42.11%
Software Services	24,702	27.00%
Food & Staples	20,505	22.41%
Retail	16,502	18.04%
Internet Media	15,808	17.28%
Restaurants	12,552	13.72%
Gaming, Lodging & Restaurants	12,253	13.39%
Water Transport	8,607	9.41%
Apparel & Textile Products	8,573	9.37%
Radio Broadcasting	8,024	8.77%
Specialty Finance	7,671	8.38%
Industrial	4,970	5.43%
Real Estate Services	3,610	3.95%
Construction Materials Manufacturing	3,344	3.66%
Hotel Operator	3,334	3.64%
Chemicals	2,710	2.96%
Building Cleaning and Maintenance Services	1,761	1.92%
Consumer Finance	1,205	1.32%
Wireless Communications	216	0.24%
Maritime Security Services	30	0.03%
Consulting	(102)	(0.11)%
Short-Term Investments	96,098	105.04%
Total	$290,897	317.96%

As of September 30, 2019, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$260,521	284.76%
United Kingdom	30,376	33.20%
Total	$290,897	317.96%

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

(4)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, as defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

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

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.  The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, TFC-SC Holdings, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has not accrued any excise tax expense for the three and nine months ended September 30, 2019.  The Company accrued $180 of excise tax expense for the year ended December 31, 2018.

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

The Company’s Chief Executive Officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEC.  The Company’s Chief Compliance Officer is also the chief operating officer, chief compliance officer and general counsel of GECM, and the president and chief operating officer of GEC.  The Company’s Chief Financial Officer is also the chief financial officer of GECM.

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

For the three and nine months ended September 30, 2019 management fees amounted to $759 and $2,207, respectively.  For the three and nine months ended September 30, 2018 management fees amounted to $768 and $2,215, respectively.  As of September 30, 2019 and December 31, 2018, $758 and $740 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of September 30, 2019 was $22,082.  Accrued Unpaid Income includes $3,077 of PIK income capitalized during the nine months ended September 30, 2019.  Accrued Unpaid Income as of December 31, 2018 was $14,571, which included PIK income of $10,321 capitalized during the year ended December 31, 2018.

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

For the nine months ended September 30, 2019 and 2018, the Company incurred Income Incentive Fees of $2,099 and $(607), respectively.  As of September 30, 2019 and December 31, 2018, $7,522 and $5,422 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the nine months ended September 30, 2019 and 2018, the Company incurred expenses under the Administration Agreement of $734 and $999, respectively.  As of September 30, 2019 and December 31, 2018, $210 and $329 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019 and December 31, 2018  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$74,415	$93,917	$168,332
Equity/Other	-	-	26,467	26,467
Short Term Investments	96,098	-	-	96,098
Total investment assets	$96,098	$74,415	$120,384	$290,897

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$61,921	$116,034	$177,955
Equity/Other	6,231	-	-	6,231
Short Term Investments	78,085	-	-	78,085
Total investment assets	$84,316	$61,921	$116,034	$262,271

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2019
Debt	$116,034	$-	$84,890	$(366)	$(5,747)	$(103,630)	$2,736	$93,917
Equity/Other	-	6,231	32,936	-	(11,437)	(1,263)	-	26,467
Total investment assets	$116,034	$6,231	$117,826	$(366)	$(17,184)	$(104,893)	$2,736	$120,384

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2018
Debt	$83,789	$12,570	$126,639	$2,081	$(7,290)	$(103,890)	$2,135	$116,034
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$126,639	$2,416	$(7,281)	$(104,370)	$2,135	$116,034
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2019 totaled $(17,184) consisting of the following: $(5,747) related to debt investments and $(11,437) related to equity/other.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2018 totaled $(6,833) consisting of the following: $(6,833) related to debt investments and $0 relating to equity/other.

One security with a fair value of $2,294 was transferred from Level 1 to Level 3 during the nine months ended September 30, 2019 as a result of the shares being delisted from their primary exchange.  One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the year ended December 31, 2018.  All transfers during the year ended December 31, 2018 were the result of changes in pricing transparency.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2019 and December 31, 2018, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$8,656	Market Approach	EBITDA Multiple	5.50
	711		Comparable Price(3)	99.25-100 (99.77)
	3,998		Implied Yield	4.36%
	79,419	Income Approach	Discount Rate	3.30% - 32.50% (14.40%)
	(102)	Recent Transaction	Transaction Price	91.25
	1,235	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$93,917

Equity/Other	$7,671	Market Approach	Earnings Multiple	3.66
		Income Approach	Dividend Discount Rate	38.50%
	2,294	Market Approach	Revenue Multiple	4.25
		Income Approach	Discount Rate	12.5%
	14,676	Recent Transaction	Transaction Price	18.89
	1,826	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Equity/Other	$26,467

As of December 31, 2018
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$27,378	Market Approach	Gross Profit Multiple	2.08
			EBITDA Multiple	5.05
	86,792	Income Approach	Discount Rate	8.10% - 40.00% (15.38%)
	1,864	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$116,034

Equity/Other	$-	Asset Recovery / Liquidation(4)	Multiple	2.08
			Discount Rate	15.00%
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

September 30, 2019
GECCL Notes	$32,631	$1,738	N/A	$1.01
GECCM Notes	46,398	1,738	N/A	1.01
GECCN Notes	45,000	1,738	N/A	1.00
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The indenture’s covenants, include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of September 30, 2019, the Company had not repurchased any of the Notes.  As of September 30, 2019 and December 31, 2018 the Company was in compliance with all covenants under the indentures.

For the three and nine months ended September 30, 2019 and 2018, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Borrowing interest expense	$2,049	$1,313	$4,776	$3,775
Amortization of acquisition premium	259	144	557	413
Total	$2,308	$1,457	$5,333	$4,188
Weighted average interest rate(1)	7.45%	7.37%	7.39%	7.35%
Average outstanding balance	$123,920	$79,029	$96,181	$75,959
(1)	Annualized.

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

	September 30, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,931
Unsecured Debt - GECCM Notes	46,398	46,398	46,528
Unsecured Debt - GECCN Notes	45,000	45,000	44,910
Total	$124,029	$124,029	$124,369

	December 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,174
Unsecured Debt - GECCM Notes	46,398	46,398	45,044
Total	$79,029	$79,029	$77,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2019, the Company had approximately $19,320 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2019 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.

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

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, our predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, we continue to pursue our initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.  In September 2019, we received a judgment in our favor from the District Court of Caldwell County, Texas.

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

8.  CAPITAL TRANSACTIONS

In March 2019, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the “buyback program”) authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5,000 through December 31, 2019, unless extended or terminated by our Board.  During the nine months ended September 30, 2019, the Company purchased 589,719 shares under the buyback program at a weighted average price of $8.45 per share.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 2019	-	$-	-	$-
February 2019	-	-	-	-
March 2019	192,000	8.27	192,000	3,406
April 2019	116,883	8.26	308,883	2,437
May 2019	277,044	8.65	585,927	33
June 2019	3,792	8.71	589,719	-
July 2019	-	-	-	-
August 2019	-	-	-	-
September 2019	-	-	-	-

Total	589,719	$8.45	589,719	$-

9.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$10.34	$12.42
Net investment income	0.81	1.19
Net realized gains	0.12	0.19
Net change in unrealized appreciation (depreciation)	(1.53)	(1.05)
Net increase (decrease) in net assets resulting from operations	(0.60)	0.33
Accretion from share buybacks	0.10	-
Distributions declared from net investment income(2)	(0.75)	(0.75)
Net decrease resulting from distributions to common stockholders	(0.75)	(0.75)
Net asset value, end of period	$9.09	$12.00
Per share market value, end of period	$8.20	$9.70

Shares outstanding, end of period	10,062,682	10,652,401
Total return based on net asset value(3)	(5.08)%	2.85%
Total return based on market value(3)	14.12%	6.63%

Ratio/Supplemental Data:
Net assets, end of period	$91,489	$127,797
Ratio of total expenses to average net assets (4),(5)	15.29%	8.56%
Ratio of incentive fees to average net assets(4)	2.76%	(0.63)%
Ratio of net investment income to average net assets(4),(5)	11.04%	13.17%
Portfolio turnover	72%	48%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the nine months ended September 30, 2019 and 2018 average net assets were $101,665 and $128,219, respectively.

(5)	Annualized for periods less than one year.

10.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at September 30, 2019 represented 42% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at September 30, 2019 represented 12% of the Company's net assets.

Fair value as of September 30, 2019 along with transactions during the nine months ended September 30, 2019 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2019
Issue(1)	Fair value at December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2019	Interest Income(4)	Fee Income(4)	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.5 Lien, Secured Bond	$-	$8,178	$-	$-	$-	$8,178	$236	$564	$-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	-	-	-	-	-
2nd Lien, Secured Bond	29,400	2,377	-	-	(3,725)	28,052	3,330	2	-
Equity (9% of class)	6,231	-	-	-	(3,937)	2,294	-	-	-
	35,631	10,555	-	-	(7,662)	38,524	3,566	566	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	34	-	-	-	(4)	30	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	34	-	-	-	(4)	30	-	-	-

Totals	$35,665	$10,555	$-	$-	$(7,666)	$38,554	$3,566	$566	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$959	$4,953	$4,971	$-	$-	$941	$91	$27	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	801	-	-	-	(537)	264	151	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,760	4,953	4,971	-	(537)	1,205	242	27	-

PE Facility Solutions, LLC
1st Lien, Secured Revolver	1,948	38,676	40,624	-	-	-	228	25	-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan A	9,800	-	9,800	-	-	-	774	-	-
1st Lien, Secured Term Loan B	6,695	768	5,588	154	(268)	1,761	775	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	18,443	39,444	56,012	154	(268)	1,761	1,777	25	-

Prestige Capital Finance, LLC
Equity (80% of class)	-	7,466	-	-	205	7,671	-	-	1,280

Totals	$20,203	$51,863	$60,983	$154	$(600)	$10,637	$2,019	$52	$1,280
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.”  After performing this analysis, the Company determined that one portfolio company, PE Facility Solutions, LLC (“PEFS”), is a significant subsidiary for the nine months ended September 30, 2019 under at least one of the significance conditions of S-X Rule 1-02(w).  Accordingly, unaudited financial information as of and for the nine months ended September 30, 2019 has been included as follows (in thousands):

Balance Sheet	As of September 30, 2019
Current assets	$3,859
Noncurrent assets	-
Total Assets	3,859

Current liabilities	(2,906)
Noncurrent liabilities	-
Total Liabilities	(2,906)

Net Equity	$6,765

Statement of Operations	For the nine months ended September 30, 2019
Gross revenues	$34,951
Cost of sales	(28,293)
Other income (expense)	(9,011)
Gain on sale of assets	10,704
Net gain from operations	$8,351

On July 31, 2019, we completed the sale of PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, to

Kellermeyer Bergensons Services for $23,750.

11.  SUBSEQUENT EVENTS

In October 2019:

•	$697 of par value of PEFS secured term loan B was repaid at par.
•	we bought $2,000 of par value of Viasat Inc. receivable at 90% of par value.
•	we bought $3,000 of par value of ASP Chromaflo Technologies second lien term loan at approximately 97% of par value.
•	We bought $4,700 of par value of Tensar Corp. first lien term loan at approximately 96% of par value.

In November 2019:

•	All $218 of par value of PR Wireless Inc.’s first lien loan was paid down at par.
•	$143 of par value of PEFS secured term loan B was repaid at par.

Our Board declared the monthly distributions for the first quarter of 2020 at an annual rate of approximately 11.0% of our September 30, 2019 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.