Form 10-K
period 2019-12-31
Great Elm Capital Corp.
filed 2020-03-19
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Global Market
6.50% Notes due 2022	Nasdaq Global Market
6.75% Notes due 2025	Nasdaq Global Market
6.50% Notes due 2024	Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $58.9 million as of June 30, 2019.

As of March 16, 2020, there were 10,062,682 outstanding shares of the registrant’s common stock.

i

PART I

Unless the context otherwise requires, all references to “GECC,” “we,” “us,” “our,” the “Company” and words of similar import are to Great Elm Capital Corp. and its subsidiaries.  We reference materials on our website, www.greatelmcc.com, but nothing on our website shall be deemed incorporated by reference or otherwise contained in this report.

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

Our Portfolio at December 31, 2019

A list of the industries in which we have invested as of December 31, 2019 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2019.

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

California Pizza Kitchen, Inc.

Headquartered in Los Angeles, California Pizza Kitchen, Inc. (“CPK”) is a leading polished-casual restaurant chain specializing in California-style pizza.  CPK currently has over 240 locations in more than 30 states and 11 countries.  In addition to its restaurant operations, CPK also sells its branded products in grocery stores and is a leader in the frozen specialty pizza segment.  CPK is owned by Golden Gate Capital, which acquired it in 2011.

Finastra Group Holdings, Ltd

Finastra Group Holdings, Ltd. (“Finastra”) is estimated to be the world’s third largest financial technology company. Finastra, backed by Vista Equity Partners, provides financial software solutions to over nine thousand customers in the retail and transactional banking, lending, treasury and capital markets across 130 countries.

Mitchell International, Inc.

Mitchell International, Inc. (“Mitchell”), based in San Diego, CA, provides solutions that simplify, accelerate and drive better outcomes in the management of claims in both the casualty and collision repair processes. Mitchell has a broad range of technology and technology enabled solution services, networks and partners to address the needs of insurance carriers, third party administrators, self-insured entities, managed care organizations, body shops and pharmacies. Mitchell’s solutions are offered through the following units: Clinical Solutions, Casualty Solutions, and Auto Physical Damage Solutions (APD).  Clinical Solutions assist in providing better clinical outcomes for individuals that have suffered an injury, primarily as a result of workplace occupational accidents. Casualty Solutions provide integrated cost containment services that assist insurance carriers and other claims payers in accelerating and optimizing claims associated with workplace and automotive bodily accidents. APD solutions help improve the efficiency of the claims and vehicle repair process while accelerating the settlement of claims in the most effective, fair, and accurate manner for the claimant, the autobody shop, and the insurance carrier.

Research Now Group, Inc.

Research Now Group, Inc. (“Research Now”) is the largest first-party data and insight platform, serving nearly 6,000 market research, media and advertising agencies, publishers, consulting and investment firms and corporate customers.  Research Now offers end-to-end solutions for research from survey preparation and delivery to data processing and analytics.  Research Now conducts over 90 million surveys annually with from its 29 million active panelists.

TRU (UK) Asia Limited

TRU (UK) Asia Limited (“TRU Taj”) is a leading global retailer of toys and juvenile products.  As of August 2018, the company operated approximately 441 stores in 9 countries under the “Toys R Us” and “Babies R Us” banners.  TRU Taj is a subsidiary of Toys “R” Us, Inc. (“Toys”) and operates substantially all of the company’s international operations (excluding Canada).  In August 2018, both Toys and TRU Taj commenced a Chapter 11 plan (the “Plan”) of restructuring in 2017 under the U.S. Bankruptcy Code (the “Bankruptcy Code”).  The Plan became effective in January 2019.  See “Risk Factors—Risks Relating to Our Investments—By investing in companies that are experiencing significant financial or business difficulties, we will be exposed to distressed lending risks.”

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

Exemptive Relief

We applied to the SEC for exemptive relief that will allow us to co‑invest, together with other investment vehicles managed by GECM, in specific investment opportunities.  We are unable to predict whether or not the SEC will grant the requested exemption.  If the SEC does not provide the requested exemption, GECM will allocate investment opportunities to different investment vehicles in accordance with its allocation policies.

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

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	4.42%		5.57%		6.42%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)

(1)	Investment income includes interest income, dividends and other fee income.
(2)

Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses.  In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 3.04% of net assets.

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

For the year ended December 31, 2019, we incurred $3.0 million in base management fees and $2.7 million in income based fees accrued during the period.  The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement.  There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2019.

For the year ended December 31, 2018, we incurred $3.0 million in base management fees and $0.2 million in income-based fees accrued during the period.  The incentive fees were deferred in accordance with the Investment Management Agreement.  There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2018.

For the period from our inception through December 31, 2016, we incurred $0.4 million in base management fees and $0.9 million in income based fees accrued during the period. The incentive fees were deferred in accordance with the Investment Management Agreement. There was no capital gains incentive fee earned by our investment adviser as calculated under the Investment Management Agreement for the period ended December 31, 2016.

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

Code of Ethics

We and GECM have each adopted a code of ethics, which applies to the management at each company, respectively, pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our or GECM's personnel, respectively.  Each code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov.  You may also obtain copies of the respective codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

If we hold more than 10% of the shares in, or the value of, a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year.  In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders.  A U.S. Stockholder, for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation.  If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

We may lose all of our investment in Avanti.  As of December 31, 2019, Avanti is our largest investment, representing approximately 21% of our investment portfolio (excluding cash and short-term investments).  As of December 31, 2019, we owned approximately 11% of Avanti's outstanding debt and approximately 9% of Avanti's outstanding common stock.  We acquired our original position in Avanti as part of the Initial GECC Portfolio, which we purchased from the MAST Funds prior to the Merger.

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

We are currently receiving PIK interest on our Avanti investment under the PIK Toggle Notes.  As part of the restructuring, the PIK Toggle Notes became pay-if-you-can (PIYC) notes whereby Avanti is required to make interest payments in cash, subject to satisfying certain minimum cash thresholds. Otherwise, the interest will be paid as PIK interest.  Such PIK interest exposes us to significant risks. Please see “—Risks Relating to Our Business and Structure—We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash,” and “—Risks Relating to Our Business and Structure—We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.”  Additionally, all accrued interest (through March 31, 2018) on the 2019 Notes has been converted into additional shares of Avanti common equity.  The December 2017 restructuring could result in a significant decrease in our net asset value if the market value of the Avanti common stock that we received in the restructuring significantly and a significant decrease in our total investment income.  These factors could also result in lower trading prices for our common stock and/or debt securities.  Notwithstanding the risks associated with the December 2017 restructuring, we believe the value of the Avanti common stock we received in exchange for the 2019 Notes was substantially equal to the value of the 2019 Notes (including accrued PIK interest) converted in the restructuring at the time of the exchange.  There can be no certainty in this respect and a significant decrease in the market value of the Avanti common stock following the restructuring could ultimately have a material adverse effect on our net asset value and the trading prices of our securities.  The Avanti common stock was delisted from their primary exchange in September 2019 and no longer trades on an exchange.

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

As of December 31, 2018, we held approximately $16.0 million at par value of TRU Taj senior secured notes due 2021 (the “TRU Taj 2021 notes”) and $5.0 million at par value of TRU Taj debtor in possession notes. On August 4, 2018, TRU Taj and Toys filed the Plan, which included a sale of substantially all of their assets, including the company’s 85% equity interest in an Asia joint venture (“Asia JV”). A credit bid submitted by an ad hoc group of noteholders in an amount of up to $760.0 million (net of any cash, debt and working capital adjustments) was the winning bid. The Plan also included a $365.0 million rights offering for noteholders which we participated in. The Plan was confirmed on December 13, 2018 and became effective on January 23, 2019. As a result, the debtor in possession notes were repaid at maturity and we received 776,954 shares of common stock in the reorganized Asia JV business and 16,000 shares in a liquidating trust that contains all other international assets currently being wound down, partially in exchange for the TRU Taj 2021 notes. As of December 31, 2019, we still hold these equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. See “—We may not realize gains from our equity investments.”

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

Unfunded Commitments.  The company from time to time purchases revolving credit loans with unfunded commitments in the ordinary course of business.  In the event multiple borrowers of such revolving credit loans were to draw these commitments at the same time, including during a market downturn, it could have an adverse impact on the Company’s liquidity at a time when it may be more difficult for the Company to sell other assets.

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

▪

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on our shareholders;

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, was considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities.  If LIBOR ceases to exist, we may need to renegotiate outstanding loans to our portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less, which may have a negative impact on our business and operations.  We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less for many reasons, including, among others:

•	as part of GECM’s strategy in order to take advantage of investment opportunities as they arise,
•	when GECM believes that market conditions are unfavorable for profitable investing,
•	when GECM is otherwise unable to locate attractive investment opportunities,
•	as a defensive measure in response to adverse market or economic conditions, or
•	to meet RIC qualification requirements.

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

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  We have registered all of the shares of our common stock issued to the MAST Funds and GEC in the Formation Transactions for resale.  The shares issued in the Formation Transactions represent approximately 24% percent of our outstanding shares of common stock at December 31, 2019.

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

Illustration.  The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses.  The first table assumes the amount of senior securities outstanding as of December 31, 2108.  The second table assumes the amount of senior securities outstanding as permitted under our asset coverage ratio of 150%.  See “—We may incur additional debt.”  The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.14)%	(9.14)%	(4.14)%	0.86%	5.86%

(1)

Assumes $197.6 million in total portfolio assets, $124.0 million in senior securities outstanding, $86.9 million in net assets, and an average cost of funds of 6.59%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total portfolio assets of at least 4.14%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.63)%	(9.63)%	(4.63)%	0.37%	5.37%

(1)

Assumes $247.4 million in total portfolio assets, $173.8 million in senior securities outstanding, $86.9 million in net assets, and an average cost of funds of 6.59%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total portfolio assets of at least 4.63%.

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

In addition, with certain limited exceptions we are only allowed to borrow or issue debt securities or preferred stock such that our asset coverage, as defined in the Investment Company Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock.  The amount of leverage that we may employ will depend on GECM’s and our Board’s assessments of market and other factors at the time of any proposed borrowing or issuance of debt securities or preferred stock.  We cannot assure you that we will be able to obtain lines of credit at all or on terms acceptable to us.

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

In October 2014, the Federal Reserve announced that it was concluding its bond‑buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long‑term securities.  It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond‑buying program has had or will have on the value of our investments.  However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the U.S. government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.  In October 2019, the Federal Reserve decreased the federal funds rate to 1.75% followed by another decrease in March 2020 to 0.25%.

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

Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.  On January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the United Kingdom and the European Union will remain in place while the United Kingdom and the European Union seek to negotiate a free trade agreement that will govern the trading relationship between the United Kingdom and the European Union following the transition period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union remains unclear and may to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The United Kingdom and Europe may also experience weakening in consumer, corporate and financial confidence. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.  Our largest investment, Avanti, is headquartered in London, United Kingdom.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments.  Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions.  In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value.  Such market discount may be included in income before we receive any corresponding cash payments.  Our debt investments in Avanti currently only earn PIK interest and, if converted to common stock, our investment in Avanti equity is not expected to earn cash dividends.

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

Additionally, we will be required under the tax laws to make distributions of non-cash income to stockholders without receiving any cash.  Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact.  The required recognition of non-cash income, including PIK and OID interest, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed to investors to avoid us being subject to corporate level taxation.

Further, our investment in Avanti, which represented approximately 20.6% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2019 and 20.6% of our total investment income for the year ended December 31, 2019, has resulted in significant PIK interest, which significantly increases our exposure to the aforementioned risks.  Conversion of Avanti’s 2019 Notes to equity has resulted in us owning more Avanti common shares, which are not expected to generate cash dividends.  Please see “—Risks Relating to Our Investments—We may lose all of our investment in Avanti.”

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

We may incur additional debt.  On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amends the Investment Company Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150%, subject to certain requirements described therein. This reduction significantly increases the amount of debt that BDCs may incur.

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

Incurring additional indebtedness could increase the risk in investing in our Company.  In 2018, our stockholders approved of the reduction of our required minimum asset coverage ratio from 200% to 150%, permitting us to incur additional leverage. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities.

As of December 31, 2019, we had approximately $124.0 million of total outstanding indebtedness under three series of senior securities (unsecured notes)—the GECCL Notes, the GECCM Notes and the GECCN Notes (each as defined herein)—and our asset coverage ratio was 170%. Holders of our GECCL Notes, GECCM Notes and GECCN Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

If we are unable to meet the financial obligations under any of the GECCL Notes, the GECCM Notes or the GECCN Notes, the holders of such indebtedness would have a superior claim to our assets over our common stockholders in the event of a default by us. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GECM is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.  The occurrence of a disaster such as a cyber‑attack, a natural catastrophe, an epidemic or pandemic, an industrial accident, a terrorist attack or war, events anticipated or unanticipated in our disaster recovery systems, or a failure in externally provided data systems, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer‑based data processing, transmission, storage, and retrieval systems or destroy data.  Our ability to effectively conduct our business could be severely compromised.  The financial markets we operate in are dependent upon third party data systems to link buyers and sellers and provide pricing information.

We depend heavily upon computer systems to perform necessary business functions.  Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering.  Like other companies, we expect to experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.  Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest.  Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  For example, the recent outbreak of the Coronavirus Disease 2019 (COVID-19) which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations.

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

As of March 16, 2020, there were approximately 7 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

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

During the year ended December 31, 2019, our distributions were made from undistributed net investment income.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future.  In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act.  If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Issuer Purchases of Equity Securities

In March 2019, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the “buyback program”) authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5 million through December 31, 2019, unless extended or terminated by our Board.  During the year ended December 31, 2019, the Company purchased 589,719 shares under the buyback program at a weighted average price of $8.54 per share.

Common stock repurchases during the year ended December 31, 2019 were:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1-31, 2019	192,000	$8.27	192,000	$3,406
April 1-30, 2019	116,883	8.26	308,883	2,437
May 1-31, 2019	277,044	8.65	585,927	33
June 1-30, 2019	3,792	8.71	589,719	-
July 1-31, 2019	-	-	-	-
August 1-31, 2019	-	-	-	-
September 1-30, 2019	-	-	-	-
October 1-31, 2019	-	-	-	-
November 1-30, 2019	-	-	-	-
December 1-31, 2019	-	-	-	-

Total	397,719	$8.54	589,719	$-

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2019.  The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading.  The graph measures total stockholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in like securities.

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

	For the year ended December 31,			For the period from inception through December 31,
(in thousands, except per share amounts)	2019	2018	2017	2016(1)
Statement of Operations Data:
Total Investment Income	$27,038	$27,754	$29,728	$5,831
Total Gross Expenses(2)	15,892	12,240	11,959	5,818
Total Net Expenses	15,892	12,240	12,029	5,738
Net Investment Income	10,937	15,334	17,575	5
Net Decrease in Net Assets Resulting from Operations	(7,547)	(9,005)	(2,754)	(17,874)

Per Share Data:(3)
Net Investment Income	1.07	1.44	1.52	0.28
Net Decrease in Net Assets Resulting from Operations	(0.74)	(0.85)	(0.24)	(0.75)
Dividends Declared	1.05	1.24	1.20	0.17

Statement of Assets and Liabilities Data:
Total Assets	$291,039	$281,563	$239,913	$236,544
Total Net Assets	$86,889	$110,116	$132,287	$172,984
Other Data:
Total Return based on Market Value(4)	15.17%	(8.35)%	(5.56)%	(2.03)%
Total Return based on Net Asset Value(5)	(4.64)%	(7.31)%	0.69%	(5.30)%

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
▪

On September 27, 2016, before we elected to become a BDC, the MAST Funds contributed to us the Initial GECC Portfolio that we valued at $90.0 million in exchange for 5,935,800 shares of our common stock.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2019 and 2018 (in thousands):

Time Period	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2018	63,220	(29,069)	14.8%
Quarter ended June 30, 2018	37,927	(27,729)	11.1%
Quarter ended September 30, 2018	38,969	(37,991)	11.6%
Quarter ended December 31, 2018	34,849	(40,028)	12.0%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.3%
Quarter ended June 30, 2019	62,238	(37,802)	11.4%
Quarter ended September 30, 2019	45,873	(44,531)	11.0%
Quarter ended December 31, 2019	14,800	(9,616)	10.8%
For the Year Ended December 31, 2019	177,757	(151,818)

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

(3)

Weighted average yield is based upon the stated coupon rate and fair value of outstanding debt securities at the measurement date.  Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2019, 2018 and 2017.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded.

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning Investment Portfolio	$184,186	$164,870	$154,677
Portfolio Investments acquired(1)	177,757	174,965	199,878
Amortization of premium and accretion of discount, net	5,982	3,485	5,627
Portfolio Investments repaid or sold(2)	(151,818)	(134,817)	(174,983)
Net change in unrealized appreciation (depreciation) on investments	(19,792)	(26,752)	(23,962)
Net realized gain (loss) on investments	1,300	2,435	3,633
Ending Investment Portfolio	$197,615	$184,186	$164,870

(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019		2018
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$40,578	20.53%	$35,631	19.35%
Software Services	25,456	12.88%	15,942	8.66%
Food & Staples	20,975	10.61%	8,935	4.85%
Internet Media	15,923	8.06%	-	0.00%
Retail	13,470	6.82%	14,227	7.72%
Gaming, Lodging & Restaurants	12,127	6.14%	9,687	5.27%
Restaurants	11,972	6.06%	-	0.00%
Apparel & Textile Products	8,744	4.42%	-	0.00%
Water Transport	8,001	4.05%	11,889	6.45%
Radio Broadcasting	7,795	3.94%	8,807	4.78%
Construction Materials Manufacturing	7,792	3.94%	-	0.00%
Specialty Finance	7,726	3.91%	-	0.00%
Chemicals	6,917	3.50%	7,601	4.13%
Industrial	4,200	2.13%	-	0.00%
Hotel Operator	3,361	1.70%	3,212	1.74%
Real Estate Services	2,065	1.04%	4,479	2.43%
Consumer Finance	1,050	0.53%	1,830	0.99%
Building Cleaning and Maintenance Services	819	0.41%	18,443	10.01%
Maritime Security Services	30	0.02%	34	0.02%
Manufacturing	-	0.00%	15,575	8.46%
Industrial Conglomerates	-	0.00%	13,365	7.26%
Business Services	-	0.00%	9,505	5.16%
Technology Services	-	0.00%	4,428	2.40%
Wireless Communications	-	0.00%	596	0.32%
Consulting	(458)	-0.23%	-	0.00%
Telecommunications Services	(928)	-0.47%	-	0.00%
Total	$197,615	99.99%	$184,186	100.00%

Results of Operations

Total Investment Income

	For the Year Ended December 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$27,038	$2.64	$27,754	$2.61
Interest income	24,198	2.36	27,334	2.57
Dividend income	2,070	0.20	197	0.02
Other income	770	0.08	223	0.02

(1)	The per share amounts are based on a weighted average of 10,249,578 shares for the year ended December 31, 2019 and a weighted average of 10,652,401 shares for the year ended December 31, 2018.

Investment income consists of interest income, including net amortization of premium and accretion of discount on debt securities, dividend income and other income, which primarily consists of amendment fees on loans.  For the years ended years ended December 31, 2019, 2018 and 2017, interest income includes non-cash PIK income of $5.4 million, $8.2 million and $11.7 million, respectively.

The decrease in interest income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to the April 2018 restructuring of our investment in Avanti Communications Group plc’s (“Avanti”) third lien senior secured notes (the “Avanti third lien notes”), in which the Avanti third lien notes were converted into Avanti common equity which is currently non-income producing.  Additionally, in January 2019 the Tru Taj, LLC (“Tru Taj”) notes were converted to common equity which is currently non-income producing.  The Avanti third lien notes and Tru Taj notes accrued approximately $3.7 million and $2.2 million, respectively, of interest income during the year ended December 31, 2018.  These decreases were partially offset by increases in interest income related to our investments in Commercial Barge Line Company (“Commercial Barge”) and PFS Holdings Corp. (“PFS”) which earned $3.3 million and $3.2 million, respectively, in interest income for the year ended December 31, 2019 as compared to $1.7 million and $0.8 million, respectively, in interest income for the year ended December 31, 2018.

Dividend income for the year ended December 31, 2019 includes $1.6 million earned from our investment in Prestige Capital Finance, LLC and $0.5 million earned from cash balances invested in short-term investments as compared to $0.2 million in dividend income earned from cash balances invested in short-term investments for the year ended December 31, 2018.  The increase in other income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily attributable to commitment and funding fees received on our investment in Avanti 1.5 lien notes which totaled $0.6 million for the year ended December 31, 2019.

Expenses

	For the Year Ended December 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Operating Expenses	$15,892	$1.55	$12,240	$1.15
Management fees	2,953	$0.29	2,955	0.28
Incentive fees	2,735	$0.26	165	0.02
Total advisory and management fees	$5,688	$0.55	$3,120	$0.29
Administration fees	987	0.10	1,416	0.13
Directors’ fees	200	0.02	195	0.02
Interest expense	7,636	0.75	5,645	0.53
Professional services	833	0.08	1,205	0.11
Custody fees	57	0.01	58	0.01
Other	491	0.05	601	0.06
Income Tax Expense
Excise Tax Expense	209	0.02	180	0.02

(1)	The per share amounts are based on a weighted average of 10,249,578 shares for the year ended December 31, 2019 and a weighted average of 10,652,401 shares for the year ended December 31, 2018.

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

Incentive fees for the year ended December 31, 2019 increased as compared to the year ended December 31, 2018 primarily due to the reversal of $2.6 million of incentive fees recorded in prior periods in the year ended December 31, 2018.  Our largest investment, Avanti, has generated significant non-cash income in the form of PIK interest.  As a result of the debt-for-equity conversion, we have determined that the accrued incentive fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods. Notwithstanding this reversal, such incentive fees remain payable under the Investment Management Agreement (subject to achievement of return hurdles) and will be recognized as an expense to the extent that an exit or recovery results in gross proceeds to us in excess of our initial cost basis in the third lien notes.

The decrease in administration fees for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily attributable to one-time costs associated with staff restructuring at GECM during the year ended December 31, 2018.

Interest expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019, which resulted in a weighted average outstanding debt balance of $103.2 million for the year ended December 31, 2019 as compared to $77.6 million for the year ended December 31, 2018.

Professional services include fees associated with legal, audit and tax services and third-party valuation specialists.  The decrease in professional services for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was due to certain one-time costs incurred during the year ended December 31, 2018 including legal fees associated with the sale of investments and professional fees associated with the acquisition of investments, a portion of which was subsequently reversed and capitalized in the current year.  Other expenses include various administrative expenses such as shareholder services, filing, transfer agency, printing and insurance costs.

Realized Gain (Loss) on Investments

The following table summarizes our realized gains (losses) resulting from investment activity and purchase accounting.

	For the Year Ended December 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$1,300	$0.13	$2,419	$0.23
Gross realized gain	2,130	0.21	2,685	0.25
Gross realized loss	(830)	(0.08)	(266)	(0.02)

(1)	The per share amounts are based on a weighted average of 10,249,578 shares for the year ended December 31, 2019 and a weighted average of 10,652,401 shares for the year ended December 31, 2018.

During the year ended December 31, 2019, we recognized gross realized gains on the sale of our investments in International Wire Group, Inc. (“International Wire”) and Michael Baker International, LLC secured bonds of $1.1 million and $0.4 million, respectively.  In addition, we recognized approximately $0.4 million in realized gain due to the acceleration of discount in connection with paydowns.  During the year ended December 31, 2019, gross realized losses were primarily related to the realized loss of $0.8 million on the sale of our investment in Sungard Availability Services Capital, Inc. secured loan.

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

Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant unrealized appreciation (depreciation) of our investment portfolio.

	For the Year Ended December 31,
	2019		2018
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net unrealized appreciation/ (depreciation)	$(19,784)	$(1.93)	$(26,758)	$(2.51)
Unrealized appreciation	6,333	0.62	3,560	0.33
Unrealized depreciation	(26,117)	(2.55)	(30,318)	(2.85)

(1)	The per share amounts are based on a weighted average of 10,249,578 shares for the year ended December 31, 2019 and a weighted average of 10,652,401 shares for the year ended December 31, 2018.

For the year ended December 31, 2019, net unrealized depreciation was primarily driven by our investments in Avanti, Commercial Barge, Tru Taj and PFS, for which we recognized unrealized depreciation of $7.9 million, $4.7 million, $4.2 million and $2.1 million, respectively.  The net unrealized depreciation for Avanti and Tru Taj are primarily driven by decreases in the fair value of the investment while net unrealized depreciation for Commercial Barge reflects both a decrease in the fair value of the investment and increase in the cost basis of the investment as a result of the accretion of discount.  The fair value of PFS increased as of December 31, 2019 as compared to December 31, 2018, however, the increase in fair value was offset by the increase in cost basis as a result of the accretion of discount.  Accretion of discount is reported in interest income.

During the year ended December 31, 2019, we recognized unrealized appreciation of $1.0 million and $0.4 million as result of the sale of our investments in International Wire Group and SESAC Holdco II LLC, respectively.  In addition, we recognized unrealized appreciation of $0.7 million, $0.6 million and $0.5 million as a result of increased fair value of our investments in Finastra Holdings Group, Ltd. (“Finastra”), Subcom, LLC, and Mitchel International, Inc., respectively.

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

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of fiscal year 2017.

Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“S-X”), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries” under the conditions specified in S-X Rule 1-02(w).  The Company determined that PE Facility Solutions, LLC (“PEFS”) and Prestige Capital Finance, LLC (“Prestige”) were significant subsidiaries under at least one of the conditions for the year ended December 31, 2019.

On July 31, 2019, we completed the sale of PEFS to Kellermeyer Bergensons Services for $23,750.  Unaudited financial information of PEFS as of and for the years ended December 31, 2019 and 2018 and for the period from February 3, 2017 (inception) through December 31, 2017 has been included below (in thousands):

	As of December 31,
Balance Sheet	2019	2018	2017
Current assets	$1,701	$8,519	$9,986
Noncurrent assets	-	10,938	12,209
Total Assets	1,701	19,457	22,195

Current liabilities	1,171	7,925	8,048
Noncurrent liabilities	-	18,932	19,839
Total Liabilities	1,171	26,857	27,887

Net Equity	$530	$(7,400)	$(5,692)

	For the year ended December 31,		For the period February 3, 2017 (inception) through
Statement of Operations	2019	2018	December 31, 2017
Gross Revenues	$34,951	$60,804	$49,888
Cost of Sales	(28,306)	(49,173)	(41,512)
Other income (expense)	(9,418)	(13,338)	(14,068)
Gain on sale of assets	10,704	-	-
Net Gain from Continuing Operations	$7,931	$(1,707)	$(5,692)

Audited financial statements for Prestige have been included as an exhibit to this Form 10-K.

Liquidity and Capital Resources

At December 31, 2019, we had approximately $4.6 million of cash and cash equivalents, none of which was restricted in nature.  In addition, at December 31, 2019, we had $85.7 million in short term investments such as U.S. Treasury Bills and a money market mutual fund.

At December 31, 2019, we had investments in debt securities of 24 companies, totaling approximately $174.1 million at fair value and equity investments in six companies, totaling approximately $23.5 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2019, we had approximately $29.8 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2019 balance sheet to satisfy the unfunded commitments.

From time to time, the Company may seek to repurchase its securities in the open market at prices it deems attractive.

For the year ended December 31, 2019, cash used in operating activities was $24.5 million and consisted primarily of investment purchases of $184.0 million, partially offset by proceeds from sales and principal payments of $162.7 million.  Other non-cash activity includes $19.8 million of net unrealized depreciation on investments.

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

For the year ended December 31, 2019, cash provided by financing activities was $24.9 million, consisting of $42.7 million in proceeds from the issuance of the GECCN Notes offering (discussed under “—Notes Payable” below), partially offset by $12.8 million in distributions to investors and $5.0 million in repurchases of the Company’s common stock through our stock buyback program.

For the year ended December 31, 2018, cash provided by financing activities was $31.7 million, consisting of $44.4 million in proceeds from the issuance of the GECCM Notes offering (discussed under “—Notes Payable” below), partially offset by $12.7 million in distributions to investors.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. As a result of the issuance of these additional GECCN Notes, the aggregate principal balance of the GECCN Notes outstanding is $45.0 million.

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

Recent Developments

In January 2020:

•	we bought $1.1 million of par value of Tensar Corp. first lien term loan at approximately 95% of par value.
•	we bought $2.4 million of par value of Chromaflo second lien term loan at approximately 97% of par value.
•	we sold $3.0 million of par value of Cooke Omega Investments, Inc. first lien notes at approximately 102% of par value.
•	we bought $2.0 million of par value of Viasat Inc. receivable at 90% of par value.
•	we sold $4.0 million of par value of Shearer's Foods, LLC second lien term loan at approximately 100% of par value.
•	we bought $4.4 million of par value of Perforce Software, Inc. first lien revolving loan at approximately 92% of par value.
•	we bought $8.0 million of par value of Greenway Health, LLC first lien revolving loan at 90% of par value.

In February 2020:

•	we sold $15.9 million of par value of Commercial Barge first lien term loan at approximately 34% of par value.
•	we bought $4.0 million of par value of Endurance International first lien revolving loan at 98% of par value.
•	we bought $3.0 million of par value of Chromaflo second lien term loan at approximately 99% of par value.

In March 2020:

•	we sold $2.0 million of par value of Mitchell International, Inc. second lien secured loan at 91% of par value.
•	we sold $4.0 million of par value of Finastra second lien secured loan at 91% of par value.
•	we sold $2.5 million of par value of Peninsula Pacific Entertainment, LLC first lien secured loan at 92% of par value.

The recent global outbreak of COVID-19 has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time. The operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of December 31, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $71.9 million and $174.3 million in principal debt, respectively.  As of December 31, 2018, six debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $74.8 million and $103.2 million in principal debt, respectively.  The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of December 31, 2019.  We have also assumed there are no outstanding floating rate borrowings by the Company.  Certain of our investments have an interest rate floor and thus decreases in LIBOR would not always result in a corresponding decrease to our investment income.  See the below table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$4,319
2.00%	2,880
1.00%	1,440
(1.00)%	(1,304)
(2.00)%	(1,495)
(3.00)%	(1,495)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2019, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.9	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.10*	Description of Registered Securities

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

21.1*	Subsidiaries

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

99.1*	Audited Financial Statements of Prestige Capital Finance, LLC as of and for the years ended December 31, 2019, 2018 and 2017

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 2020.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 2020.

Name	Capacity

/s/ Peter A. Reed	Chief Executive Officer and Director (Principal Executive Officer)
Peter A. Reed

/s/ Keri A. Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Keri A. Davis

/s/ Randall Revell Horsey	Director
Randall Revell Horsey

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Michael C. Speller	Director
Michael C. Speller

/s/ John E. Stuart	Director
John E. Stuart

GREAT ELM CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights (presented in Note 10) for each of the three years in the period ended and the period ended December 31, 2016.  and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in nets assets, and cash flows, for each of the three years then ended , and financial highlights for each of the three years then ended and the period ended December 31, 2016,  in conformity with principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 19, 2020

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $168,269 and $137,852, respectively)	$147,412	$128,318
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $85,733 and $78,093, respectively)	85,733	78,085
Affiliated investments, at fair value (amortized cost of $102,704 and $89,854, respectively)	40,608	35,665
Controlled investments, at fair value (amortized cost of $10,601 and $20,648, respectively)	9,595	20,203
Total investments	283,348	262,271

Cash and cash equivalents	4,606	4,167
Receivable for investments sold	-	10,887
Interest receivable	2,350	3,255
Dividend receivable	14	9
Due from portfolio company	617	555
Due from affiliates	15	5
Prepaid expenses and other assets	89	414
Total assets	$291,039	$281,563

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $839 and $1,141, respectively)	$31,792	$31,490
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,321 and $1,588, respectively)	45,078	44,811
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $2,058 and $0, respectively)	42,942	-
Payable for investments purchased	72,749	84,102
Interest payable	354	354
Distributions payable	1,338	3,441
Accrued incentive fees payable	8,157	5,422
Due to affiliates	997	1,069
Accrued expenses and other liabilities	743	758
Total liabilities	$204,150	$171,447

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,062,682 shares issued and outstanding and 10,652,401 shares issued and outstanding, respectively)	$101	$107
Additional paid-in capital	193,114	198,247
Accumulated losses	(106,326)	(88,238)
Total net assets	$86,889	$110,116
Total liabilities and net assets	$291,039	$281,563
Net asset value per share	$8.63	$10.34

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$17,087	$16,259	$15,830
Non-affiliated, non-controlled investments (PIK)	-	-	10,719
Affiliated investments	858	772	73
Affiliated investments (PIK)	4,158	7,204	-
Controlled investments	1,411	2,128	1,312
Controlled investments (PIK)	684	971	990
Total interest income	24,198	27,334	28,924
Dividend income from non-affiliated, non-controlled investments
Non-affiliated, non-controlled investments	470	197	298
Controlled investments	1,600	-	-
Total dividend income	2,070	197	298
Other income from:
Non-affiliated, non-controlled investments	142	70	470
Affiliated investments	2	92	-
Affiliated investments (PIK)	565	-	-
Controlled investments	61	61	36
Total other income	770	223	506
Total investment income	$27,038	$27,754	$29,728

Expenses:
Management fees	$2,953	$2,955	$2,298
Incentive fees	2,735	165	4,394
Administration fees	987	1,416	1,362
Custody fees	57	58	62
Directors’ fees	200	195	136
Professional services	833	1,205	1,013
Interest expense	7,636	5,645	2,039
Other expenses	491	601	655
Total expenses	15,892	12,240	11,959
Accrued administration fee waiver	-	-	(70)
Net expenses	$15,892	$12,240	$12,029
Net investment income before taxes	$11,146	$15,514	$17,699
Excise tax	$209	$180	$124
Net investment income	$10,937	$15,334	$17,575

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-affiliated, non-controlled investments	$1,146	$2,209	$3,641
Affiliated investments	-	-	-
Controlled investments	154	210	(8)
Total net realized gain (loss)	1,300	2,419	3,633
Net change in unrealized appreciation (depreciation) from:
Non-affiliated, non-controlled investments	(11,316)	(8,359)	(21,078)
Affiliated investments	(7,907)	(18,535)	(2,501)
Controlled investments	(561)	136	(383)
Total net change in unrealized appreciation (depreciation)	(19,784)	(26,758)	(23,962)
Net realized and unrealized gains (losses)	$(18,484)	$(24,339)	$(20,329)
Net increase (decrease) in net assets resulting from operations	$(7,547)	$(9,005)	$(2,754)

Net investment income per share (basic and diluted):	$1.07	$1.44	$1.52
Earnings per share (basic and diluted):	$(0.74)	$(0.85)	$(0.24)
Weighted average shares outstanding (basic and diluted):	10,249,578	10,652,401	11,655,370

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2019	2018	2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$10,937	$15,334	$17,575
Net realized gain (loss) on investments	1,300	2,419	3,633
Net change in unrealized appreciation (depreciation) on investments	(19,784)	(26,758)	(23,962)
Net increase (decrease) in net assets resulting from operations	(7,547)	(9,005)	(2,754)

Distributions to stockholders:
Distributions(1)	(10,680)	(13,166)	(13,682)
Total distributions to stockholders	(10,680)	(13,166)	(13,682)

Capital transactions:
Purchases of common stock	(5,000)	-	(24,261)
Net increase (decrease) in net assets resulting from capital transactions	(5,000)	-	(24,261)
Total increase (decrease) in net assets	(23,227)	(22,171)	(40,697)
Net assets at beginning of period	$110,116	$132,287	$172,984
Net assets at end of period	$86,889	$110,116	$132,287

Capital share activity
Shares outstanding at the beginning of the period	10,652,401	10,652,401	12,790,880
Shares purchased	(589,719)	-	(2,138,479)
Shares outstanding at the end of the period	10,062,682	10,652,401	10,652,401

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,547)	$(9,005)	$(2,754)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(183,969)	(146,707)	(143,820)
Net change in short-term investments	(7,640)	(12,217)	(65,892)
Capitalized payment-in-kind interest	(5,141)	(10,321)	(11,709)
Proceeds from sales of investments	105,355	103,264	63,726
Proceeds from principal payments	57,350	20,678	120,652
Net realized (gain) loss on investments	(1,300)	(2,419)	(3,633)
Net change in unrealized (appreciation) depreciation on investments	19,784	26,758	23,962
Amortization of premium and accretion of discount, net	(5,982)	(3,485)	(5,627)
Amortization of discount (premium) on long term debt	815	657	(804)
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in principal receivable	-	-	786
(Increase) decrease in interest receivable	905	1,772	(689)
(Increase) decrease in dividends receivable	(5)	-	-
(Increase) decrease in deposit at broker	-	-	56
(Increase) decrease in due from portfolio company	(62)	(351)	108
(Increase) decrease in due from affiliates	(10)	687	(612)
(Increase) decrease in prepaid expenses and other assets	325	(121)	(195)
Increase (decrease) in interest payable	-	-	354
Increase (decrease) in due to affiliates	2,663	298	2,770
Increase (decrease) in accrued expenses and other liabilities	(15)	55	(960)
Net cash provided by (used for) operating activities	(24,474)	(30,457)	(24,281)
Cash flows from financing activities
Purchases of common stock	(5,000)	-	(24,261)
Repayment of 2020 Notes payable	-	-	(33,645)
Issuance of Notes payable	42,696	44,448	31,111
Distributions paid	(12,783)	(12,740)	(12,790)
Net cash provided by (used for) financing activities	24,913	31,708	(39,585)
Net increase (decrease) in cash	439	1,251	(63,866)
Cash and cash equivalents, beginning of period	4,167	2,916	66,782
Cash and cash equivalents, end of period	$4,606	$4,167	$2,916

	For the Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of non-cash financing activities :
Distributions declared, not yet paid	$1,338	$3,441	$3,015
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$171	$120	$88
Cash paid for interest	6,821	5,088	2,489

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	7,000	5,629	4,200
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien Secured Loan	5	1M L + 8.00%, 9.00% Floor (9.80%)	08/12/2019	11/18/2024	6,992	6,763	6,917
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,413	8,413	8,413
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond - Unfunded	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	-	-	-
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	42,467	39,391	29,812
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	2,353
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1ML + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,361
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (8.30%)	03/28/2019	04/06/2024	8,962	8,819	8,744
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan		3M L + 6.00%, 7.00% Floor (7.91%)	03/26/2019	08/23/2022	9,923	9,671	8,524
California Pizza Kitchen, Inc.	Restaurants	2nd Lien Secured Loan	5	3M L + 10.00%, 11.00% Floor (11.91%)	07/17/2019	08/23/2023	4,300	4,080	3,448
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		3M L + 8.75%, 9.75% Floor (10.68%)	05/17/2017	11/12/2020	15,883	14,315	8,001
Cooke Omega Investments, Inc.	Food & Staples	Bond		8.50%	09/19/2019	12/15/2022	3,000	2,927	3,022
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1ML + 10.00%, 11.00% Floor (14.70%)	11/03/2016	03/31/2020	8,962	8,903	7,795
Duff & Phelps	Consulting	1st Lien Revolver		3M L + 3.25%, 3.25% Floor (5.16%)	09/09/2019	02/13/2022	-	(438)	-
Duff & Phelps	Consulting	1st Lien Revolver - Unfunded		1M L + 3.25%, 3.25% Floor (5.29%)	09/09/2019	02/13/2022	5,000	-	(458)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (12.70%)	11/03/2016	07/02/2020	806	806	806
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	11/03/2016	07/02/2020	194	-	-
The Finance Company	Consumer Finance	1st Lien Secured Loan B	3, 5	Consumer Finance + 0.00%, 3, 5 (0.00%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288	-	-

Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% Floor (9.45%)	12/14/2017	06/13/2025	14,000	13,353	13,655
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (8.94%)	02/02/2018	02/02/2024	9,800	9,656	9,657
Mitchell International, Inc.	Software Services	2nd Lien Secured Loan	5	1M L + 7.25%, 8.00% Floor (9.05%)	08/02/2019	11/30/2025	12,000	11,302	11,801
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	-	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	838	838	819
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	-	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan	5	3M L + 7.25%, 7.25% Floor (9.19%)	06/27/2019	11/13/2024	2,500	2,505	2,470
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 3.50%, 4.50% Floor (5.41%)	07/09/2018	01/31/2021	14,821	11,735	9,054
Prestige Capital Finance, LLC (fka Prestige Capital Corporation)	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	7,726
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (6.41%)	01/29/2019	12/20/2022	4,316	3,696	4,316
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.50%, 4.50% Floor (6.75%)	01/29/2019	12/20/2022	5,684	-	(334)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (11.41%)	05/20/2019	12/20/2025	12,000	11,951	11,941
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		1M L + 6.75%, 7.75% Floor (8.55%)	06/17/2019	06/30/2022	9,000	8,955	8,899
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	-	(1,525)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	10,000	-	(928)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,065	2,065	2,065
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (6.69%)	06/27/2019	07/10/2021	8,223	7,903	7,792
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	11,996
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	1,723	1,474
Total Investments excluding Short-Term Investments (227.43% of Net Assets)								281,574	197,615
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	11,022,134	11,022	11,022

United States Treasury	Treasury Bill	0%	04/02/2020	75,000	74,711	74,711
Total Short-Term Investments (98.67% of Net Assets)					85,733	85,733
TOTAL INVESTMENTS(13) (326.1% of Net Assets)					$367,307	$283,348
Other Liabilities in Excess of Assets (226.1% of Net Assets)						$(196,459)
NET ASSETS						$86,889
(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 1.76%.  The three month (“3M”) LIBOR as of period end was 1.91%.

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
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 25.4% were non-qualifying assets as of period end.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act of 1933.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $3,357; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $70,638; the net unrealized depreciation was $(67,281); the aggregate cost of securities for Federal income tax purposes was $350,629.

As of December 31, 2019, the Company’s investments consisted of the following investment types:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$174,066	200.33%
Equity/Other	23,549	27.10%
Short-Term Investments	85,733	98.67%
Total	$283,348	326.10%

As of December 31, 2019, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$40,578	46.70%
Software Services	25,456	29.30%
Food & Staples	20,975	24.14%
Internet Media	15,923	18.33%
Retail	13,470	15.50%
Gaming, Lodging & Restaurants	12,127	13.96%
Restaurants	11,972	13.78%
Apparel & Textile Products	8,744	10.06%
Water Transport	8,001	9.21%
Radio Broadcasting	7,795	8.97%
Construction Materials Manufacturing	7,792	8.97%
Specialty Finance	7,726	8.89%
Chemicals	6,917	7.96%
Industrial	4,200	4.83%
Hotel Operator	3,361	3.87%
Real Estate Services	2,065	2.38%
Consumer Finance	1,050	1.21%
Building Cleaning and Maintenance Services	819	0.94%
Maritime Security Services	30	0.03%
Consulting	(458)	(0.53)%
Telecommunications Services	(928)	(1.07)%
Short-Term Investments	85,733	98.67%
Total	$283,348	326.10%

As of December 31, 2019, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$251,153	289.05%
United Kingdom	32,195	37.05%
Total	$283,348	326.10%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
Aptean Holdings, Inc.	Software Services	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (12.31%)	03/27/2018	12/20/2023	4,010	4,052	4,010
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 10, 11	9.00%	11/03/2016	10/01/2022	38,888	34,954	29,400
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	6,231
Best Western Luling (fka Luling Lodging, LLC)	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,212
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		1M L + 8.75%, 9.75% Floor (11.27%)	05/17/2017	11/12/2020	16,605	13,496	11,889
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1M L + 10.00%, 11.00% Floor (15.35%)	11/03/2016	03/31/2020	9,270	8,967	8,807
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	959	959	959
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	11/03/2016	07/02/2020	41	-	-
The Finance Company	Consumer Finance	1st Lien Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (13.35%)	06/08/2018	07/02/2020	1,491	1,491	801
The Finance Company	Consumer Finance	Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd. (fka Almonde, Inc.)	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% floor (10.05%)	12/14/2017	06/13/2025	13,000	12,373	11,932
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien Secured Note	5	3M L + 7.00%, 8.00% Floor (9.80%)	02/02/2018	02/02/2024	9,900	9,726	9,687
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	3,792	3,739	3,761
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.75%, 5.75% Floor (7.13%)	09/28/2017	04/30/2019	583	-	(5)
Geo Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Loan	5	3M L + 4.75%, 5.75% Floor (7.46%)	09/28/2017	04/30/2019	3,875	3,828	3,845
International Wire Group, Inc.	Manufacturing	2nd Lien, Secured Bond	11	10.75%	09/19/2017	08/01/2021	17,500	16,616	15,575
Michael Baker International, LLC	Industrial Conglomerates	2nd Lien, Secured Bond	11	8.75%	12/31/2017	03/01/2023	13,500	13,105	13,365
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	34
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	1,948	$1,948	$1,948
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 9.00% (11.35%)	02/28/2017	02/27/2022	4,052	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan A	3, 5	1M L + 11.00% (13.35%)	02/28/2017	02/27/2022	9,800	9,800	9,800
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6	1M L + 14.00% (16.35%)	02/28/2017	02/27/2022	6,695	6,450	6,695
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 10	1M L + 5.50%, 7.50% Floor (8.01%)	11/03/2016	01/27/2020	1,122	929	70
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	1M L + 3.50%, 4.50% Floor (5.88%)	07/09/2018	01/31/2021	14,979	9,554	8,935
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Loan	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	602	602	600
PR Wireless, Inc.	Wireless Communications	1st Lien, Secured Delayed Draw Loan - Unfunded	5	3M L + 5.25% (8.05%)	11/15/2017	06/29/2020	768	-	(4)
SESAC Holdco II LLC	Business Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 8.25% Floor (9.76%)	12/13/2017	02/24/2025	9,942	9,875	9,505
Sungard Availability Services Capital, Inc.	Technology Services	1st Lien, Secured Loan	5	1M L + 7.00%, 8.00% Floor (9.57%)	01/24/2018	9/30/2021	4,808	4,524	4,428
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,415	2,415	2,375
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	10,660	-	(176)
Tallage Lincoln, LLC	Real Estate Services	1st Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (12.81%)	11/03/2016	12/31/2019	2,298	2,298	2,280
Tru Taj, LLC	Retail	1st Lien, Secured Bond	11	12.00%	07/21/2017	08/15/2021	16,000	15,433	9,160
Tru Taj, LLC	Retail	1st Lien, Debtor in Possession Note	5	11.00%	03/26/2018	01/22/2019	4,992	5,020	5,067
Total Investments excluding Short-Term Investments (167.27% of Net Assets)								248,354	184,186
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	3,550,161	3,550	3,550
United States Treasury		Treasury Bill		0%		04/04/2019	75,000	74,543	74,535
Total Short-Term Investments (70.91% of Net Assets)								78,093	78,085
TOTAL INVESTMENTS(12) (238.18% of Net Assets)								$326,447	$262,271
Other Liabilities in Excess of Assets (138.17% of Net Assets)									$(152,155)
NET ASSETS									$110,116
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

As of December 31, 2018, the Company’s investments consisted of the following:

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

Amounts related to dividends receivable were previously reported within prepaid expenses and other assets on the consolidated statements of assets and liabilities on the Form 10-K for the year ended December 31, 2018.  These have been reclassed to dividends receivable in the consolidated statements of assets and liabilities to conform to current period presentation.

Prior to the Merger, the Company applied ASC Topic 915, Development Stage Entities (“ASC 915”) and accordingly had determined whether costs incurred were to be charged to expense when incurred or were to be capitalized or deferred.  The Company concluded that costs incurred before the date of the Merger were contingent and these costs were charged to expense as permitted under ASC 915.

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.  The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned, or previously wholly-owned, subsidiaries TFC-SC Holdings, LLC, TransAmerican Asset Servicing Group, Inc. and Double Deuce Lodging, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments in revolvers or delayed draw loans may include unfunded commitments for which our acquisition cost will be offset by netbacks received on the unfunded commitment.  As a result, the purchases of a commitment that is not fully funded may result in a negative cost basis for the funded commitment.  The fair value of the unfunded commitment is adjusted for price appreciation or depreciation and may result in a negative fair value for the unfunded commitment.

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

The Company has accrued $209, $180 and $124 of excise tax expense for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the Company, for federal income tax purposes, had capital loss carryforwards of $45,137 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2019, $45,137 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2019, $16,815 are short-term and $28,322 are long term.

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

Recent Accounting Developments.

Premium Amortization on Purchased Callable Debt Securities In March 2017, FASB issued ASU 2017-08; Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”).  The amendments in this update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  On January 1, 2019, the Company adopted ASU 2017-08 on a modified retrospective basis, however, there was no material impact on the accompanying consolidated financial statements and related disclosures.

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

For the years ended December 31, 2019, 2018 and 2017, management fees amounted to $2,953, $2,955 and $2,298, respectively.  As of December 31, 2019 and 2018, $746 and $740 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2019 was $23,495.  Accrued Unpaid Income includes capitalized PIK income of $12,279 on investments still held at December 31, 2019. Accrued Unpaid Income as of December 31, 2018 was $14,571, which included capitalized PIK income of $8,907 on investments still held at December 31, 2018.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred Income Incentive Fees of $2,735, $165 and $4,394, respectively.  For the year ended December 31, 2018, the Income Incentive Fees incurred include an accrual of $3,100 offset by a reversal of $2,935 of Income Incentive Fees previously accrued (discussed further below).  As of December 31, 2019 and 2018, $8,157 and $5,422 of Income Incentive Fees, respectively, remained payable of which none was immediately payable after calculating the total return requirement.  For the years ended December 31, 2019, 2018 and 2017, the Company did not accrue any Incentive Fees based on capital gains.

GECC’s largest investment, Avanti Communications Group plc (Avanti), has generated significant non-cash income in the form of PIK interest. In connection with the recent restructuring of Avanti completed on April 26, 2018, GECC’s investment in Avanti’s third lien notes was converted into Avanti common equity. As a result of this debt-for-equity conversion, we have determined that the accrued incentives fees payable associated with the portion of such PIK interest generated by the third lien notes should not at this time be recognized as a liability and as such we have reversed for prior periods.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses under the Administration Agreement of $987, $1,416 and $1,362, respectively.  As of December 31, 2019 and 2018, $176 and $329, respectively, remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and 2018.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,635	$120,431	$174,066
Equity/Other	-	-	23,549	23,549
Short Term Investments	85,733	-	-	85,733
Total investment assets	$85,733	$53,635	$143,980	$283,348

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Fixed Income	$-	$61,921	$116,034	$177,955
Equity/Other	6,231	-	-	6,231
Short Term Investments	78,085	-	-	78,085
Total investment assets	$84,316	$61,921	$116,034	$262,271

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2019
Debt	$116,034	$-	$120,050	$(313)	$(6,210)	$(112,879)	$3,749	$120,431
Equity/Other	-	6,231	32,935	-	(14,003)	(1,614)	-	23,549
Total investment assets	$116,034	$6,231	$152,985	$(313)	$(20,213)	$(114,493)	$3,749	$143,980

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Transfers Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2018
Debt	$83,789	$12,570	$126,639	$2,081	$(7,290)	$(103,890)	$2,135	$116,034
Equity/Other	136	-	-	335	9	(480)	-	-
Total investment assets	$83,925	$12,570	$126,639	$2,416	$(7,281)	$(104,370)	$2,135	$116,034
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

(2)

The net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2019 totaled $(20,664) consisting of the following: $(6,661) related to debt securities and $(14,003) related to equity/other.  The net change in unrealized appreciation (depreciation) relating to Level 3 assets still held at December 31, 2018 totaled $(6,833) consisting of the following: $(6,833) related to debt securities and $0 related to equity/other.

One security with a fair value of $2,353 was transferred from Level 1 into Level 3 of the fair value hierarchy during the year ended December 31, 2019 as a result of the shares being delisted from their primary exchange.

One security with a fair value of $28,807 was transferred into the Level 3 hierarchy and three securities with a fair value of $16,237 were transferred from Level 3 to Level 2 during the year ended December 31, 2018. All transfers during the year ended December 31, 2018 were the result of changes in pricing transparency.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2019 and 2018, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

December 31, 2019

As of December 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$9,054	Market Approach	EBITDA Multiple	5.50
	(1,262)		Implied Yield	4.09% - 8.09% (7.03%)
	38,225	Market Approach	Earnings Multiple	4.25
		Income Approach	Discount Rate	12.75%
	73,334	Income Approach	Discount Rate	3.45% - 32.50% (12.70%)
	1,080	Asset Recovery / Liquidation(4)
Total Debt	$120,431

Equity/Other	$10,079	Market Approach	Earnings Multiple	2.80 - 4.25 (3.41)
		Income Approach	Discount Rate	12.75% - 39.00% (32.87%)
	11,996	Market Approach	Comparable Price(3)	6.00 - 11.00 (8.75)
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$23,549

December 31, 2018

As of December 31, 2018
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$27,378	Market Approach	Gross Profit Multiple	2.08
			EBITDA Multiple	5.05
	86,792	Income Approach	Discount Rate	8.10% - 40.00% (15.38%)
	1,864	Asset Recovery / Liquidation(4)	Discount Rate	15.00%
Total Debt	$116,034

Equity/Other	$-	Asset Recovery / Liquidation(4)	Multiple	2.08
			Discount Rate	15.00%
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
(2)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment.  The range and weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(3)	Comparable Price may include broker quotes for the exact security or similar securities.
(4)	Investments valued using the asset recovery or liquidation technique may include investments for which valuation is based on current financial data without a discount rate applied.

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

On June 18, 2019, we offered $42,500 in aggregate principal amount of 6.50% notes due 2024 (the "GECCN Notes"), which included $2,500 of the GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCN Notes, the aggregate principal balance of the GECCN Notes outstanding is $45.0 million.

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

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The indenture’s covenants include compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  As of December 31, 2019, the Company had not repurchased any of the Notes.  As of December 31, 2019 and 2018, the Company was in compliance with all covenants under the indentures.

For the years ended December 31, 2019, 2018 and 2017, the components of interest expense were as follows:

	For the years ended December 31,
	2019	2018	2017
Borrowing interest expense	$6,821	$5,088	$2,843
Amortization of acquisition premium	815	557	(804)
Total	$7,636	$5,645	$2,039
Weighted average interest rate(1)	7.40%	7.27%	4.76%
Average outstanding balance	$103,200	$77,631	$42,854
(1)	Annualized.

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

	December 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,918
Unsecured Debt - GECCM Notes	46,398	46,398	46,888
Unsecured Debt - GECCN Notes	45,000	45,000	45,180
Total	$124,029	$124,029	$124,986

	December 31, 2018
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,174
Unsecured Debt - GECCM Notes	46,398	46,398	45,044
Total	$79,029	$79,029	$77,218

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of December 31, 2019, the Company had approximately $29,788 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2019 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decreases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8.  TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Distributions paid from:
Ordinary income	$10,680	$13,116	$13,682
Net long term capital gains	-	-	-
Total taxable distributions	$10,680	$13,116	$13,682

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2019	2018	2017
Undistributed ordinary income, net	$5,828	$6,111	$3,488
Undistributed capital gains	265	-	-
Capital loss carryforwards	(45,137)	(46,161)	(46,984)
Total undistributed earnings	(39,044)	(40,050)	(43,496)
Unrealized earnings (losses), net	(67,281)	(48,187)	(22,750)
Total accumulated earnings (losses), net(1)	$(106,325)	$(88,237)	$(66,246)
(1)	Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2019	2018
Tax cost	$350,629	$310,459

Gross unrealized appreciation	3,357	1,694
Gross unrealized depreciation	(70,638)	(49,881)
Net unrealized appreciation (depreciation) on investments	$(67,281)	$(48,187)

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

	As of December 31,
(in thousands)	2019	2018
Paid-in capital in excess of par	$(139)	$(180)
Accumulated undistributed net investment income	639	3,353
Accumulated net realized gain (loss)	(500)	(3,173)

At December 31, 2019, the Company, for federal income tax purposes, had capital loss carryforwards of $45,137 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to shareholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2019, $45,137 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2019, $16,815 are short-term and $28,322 are long term.

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

9.  CAPITAL TRANSACTIONS

In March 2019, the Company implemented a stock buyback program pursuant to Rule 10b5-1 and Rule 10b-18 under the Exchange Act (the “buyback program”) authorizing us to repurchase our common stock in open market transactions in an aggregate amount of up to $5,000 through December 31, 2019, unless extended or terminated by our Board.  During the year ended December 31, 2019, the Company purchased 589,719 shares under the buyback program at a weighted average price of $8.45 per share.

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 2019	-	$-	-	$-
February 2019	-	-	-	-
March 2019	192,000	8.27	192,000	3,406
April 2019	116,883	8.26	308,883	2,437
May 2019	277,044	8.65	585,927	33
June 2019	3,792	8.71	589,719	-
July 2019	-	-	-	-
August 2019	-	-	-	-
September 2019	-	-	-	-
October 2019	-	-	-	-
November 2019	-	-	-	-
December 2019	-	-	-	-

Total	589,719	$8.45	589,719	$-

10.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,			November 3, 2016 (Commencement of Operations) to December 31,
	2019	2018	2017	2016(6)
Per Share Data:(1)
Net asset value, beginning of period	$10.34	$12.42	$13.52	$14.41
Net investment income	1.07	1.44	1.52	0.28
Net realized gains	0.13	0.23	0.31	0.02
Net change in unrealized appreciation (depreciation)	(1.96)	(2.51)	(2.13)	(1.05)
Net increase (decrease) in net assets resulting from operations	(0.76)	(0.84)	(0.30)	(0.75)
Accretion from share buybacks	0.10	-	0.40	0.03
Distributions declared from net investment income(2)	(1.05)	(1.24)	(1.20)	(0.17)
Net decrease resulting from distributions to common stockholders	(1.05)	(1.24)	(1.20)	(0.17)
Net asset value, end of period	$8.63	$10.34	$12.42	$13.52
Per share market value, end of period	$7.78	$7.85	$9.84	$11.67

Shares outstanding, end of period	10,062,682	10,652,401	10,652,401	12,790,880
Total return based on net asset value(3)	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver(4),(5),(7)	16.46%	9.96%	7.87%	10.27%
Ratio of total expenses to average net assets after waiver(4),(5),(7)	16.46%	9.96%	8.00%	9.99%
Ratio of incentive fees to average net assets(4),(7)	2.80%	0.13%	2.89%	3.04%
Ratio of net investment income to average net assets(4),(5),(7)	11.18%	12.30%	11.56%	10.52%
Portfolio turnover	81%	67%	116%	27%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.

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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the years ended December 31, 2019, 2018 and 2017 and the period ended December 31, 2016, average net assets were $97,791, $124,668, $151,986 and $179,366, respectively.

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

11.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investment as defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at December 31, 2019 represented 47% of the Company's net assets.

Controlled investment as defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at December 31, 2019 represented 11% of the Company's net assets.

As a result of restructurings during the second quarter of 2018, Avanti Communications Group PLC became an affiliated investment and The Finance Company became a controlled investment. Both investments were previously considered to be non-affiliated, non-controlled investments.

Fair value as of December 31, 2019 along with transactions during the year then ended in these affiliated and controlled investments was as follows:

	For the Year Ended December 31, 2019
Issue(1)	Fair value at December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2019	Interest Income(4)	Fee Income(4)	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.5 Lien, Secured Bond	$-	$8,413	$-	$-	$-	$8,413	$499	$565	$-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	-	-	-	-	-
2nd Lien, Secured Bond	29,400	4,437	-	-	(4,025)	29,812	4,517	2	-
Equity (9% of class)	6,231	-	-	-	(3,878)	2,353	-	-	-
	35,631	12,850	-	-	(7,903)	40,578	5,016	567	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	34	-	-	-	(4)	30	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	34	-	-	-	(4)	30	-	-	-

Totals	$35,665	$12,850	$-	$-	$(7,907)	$40,608	$5,016	$567	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$959	$6,014	$6,167	$-	$-	$806	$118	$36	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	801	-	-	-	(557)	244	200	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,760	6,014	6,167	-	(557)	1,050	318	36	-

PE Facility Solutions, LLC
1st Lien, Secured Revolver	1,948	38,676	40,624	-	-	-	228	25	-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan A	9,800	-	9,800	-	-	-	774	-	-
1st Lien, Secured Term Loan B	6,695	768	6,534	154	(264)	819	775	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	18,443	39,444	56,958	154	(264)	819	1,777	25	-

Prestige Capital Finance, LLC
Equity (80% of class)	-	7,466	-	-	260	7,726	-	-	1,600

Totals	$20,203	$52,924	$63,125	$154	$(561)	$9,595	$2,095	$61	$1,600

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“S-X”), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries” under the conditions specified in S-X Rule 1-02(w).  The Company determined that PE Facility Solutions, LLC (“PEFS”) and Prestige Capital Finance, LLC (“Prestige”) were significant subsidiaries under at least one of the conditions for the year ended December 31, 2019.

On July 31, 2019, we completed the sale of PEFS to Kellermeyer Bergensons Services for $23,750.  Unaudited financial information of PEFS as of and for the years ended December 31, 2019 and 2018 and for the period from February 3, 2017 (inception) through December 31, 2017 has been included below (in thousands):

	As of December 31,
Balance Sheet	2019	2018	2017
Current assets	$1,701	$8,519	$9,986
Noncurrent assets	-	10,938	12,209
Total Assets	1,701	19,457	22,195

Current liabilities	1,171	7,925	8,048
Noncurrent liabilities	-	18,932	19,839
Total Liabilities	1,171	26,857	27,887

Net Equity	$530	$(7,400)	$(5,692)

	For the year ended December 31,		For the period February 3, 2017 (inception) through
Statement of Operations	2019	2018	December 31, 2017
Gross Revenues	$34,951	$60,804	$49,888
Cost of Sales	(28,306)	(49,173)	(41,512)
Other income (expense)	(9,418)	(13,338)	(14,068)
Gain on sale of assets	10,704	-	-
Net Gain from Continuing Operations	$7,931	$(1,707)	$(5,692)

Audited financial statements for Prestige have been included as an exhibit to this Form 10-K.

12.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2019 and 2018.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(in thousands)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$7,012	$7,002	$6,711	$6,313	$6,913	$6,181	$7,162	$7,498
Net investment income	2,539	2,619	2,995	2,784	2,704	2,686	6,078	3,866
Net realized and unrealized gains (losses)	(4,130)	(12,265)	(7,373)	5,284	(15,177)	2,173	(3,430)	(7,905)
Net decrease in net assets resulting from operations	$(1,591)	$(9,646)	$(4,378)	$8,068	$(12,473)	$4,859	$2,648	$(4,039)
Basic and diluted earnings (losses) per common share	$(0.11)	$(0.96)	$(0.43)	$0.76	$(1.18)	$0.46	$0.25	$(0.38)
Net asset value per common share at end of quarter	$8.63	$9.09	$10.30	$10.89	$10.34	$12.00	$11.79	$11.79

13.	SUBSEQUENT EVENTS

Subsequent events after the have been evaluated through the date the financial statements were available to be issued.  Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

In January 2020:

•	we bought $1,148 of par value of Tensar Corp. first lien secured loan at approximately 95% of par value.
•	we bought $2,424 of par value of ASP Chromaflo Technologies Corp. (“Chromaflo”) second lien secured loan at approximately 97% of par value.
•	we sold $3,000 of par value of Cooke Omega Investments, Inc. first lien notes at approximately 102% of par value.
•	we bought $2,000 of par value of Viasat Inc. receivable at 90% of par value.
•	we sold $4,000 of par value of Shearer's Foods, LLC second lien secured loan at approximately 100% of par value.
•	we bought $4,375 of par value of Perforce Software, Inc. first lien revolving loan at approximately 92% of par value.
•	we bought $8,026 of par value of Greenway Health, LLC first lien revolving loan at 90% of par value.

In February 2020:

•	we sold $15,883 of par value of Commercial Barge Line Company first lien secured loan at approximately 34% of par value.
•	we bought $4,000 of par value of Endurance International first lien revolving loan at 98% of par value.
•	we bought $3,000 of par value of Chromaflo second lien secured loan at approximately 99% of par value.

In March 2020:

•	we sold $2,000 of par value of Mitchell International, Inc. second lien secured loan at 91% of par value.
•	we sold $4,000 of par value of Finastra Group Holdings, Ltd. second lien secured loan at 91% of par value.
•	we sold $2,500 of par value of Peninsula Pacific Entertainment, LLC first lien secured loan at 92% of par value.

The recent global outbreak of COVID-19 has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time. The operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments.