Form 10-Q
period 2020-03-31
Great Elm Capital Corp.
filed 2020-05-11
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, the registrant had 10,062,682 shares of common stock, $0.01 par value per share, outstanding.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (our “Form 10-K”).

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions.  The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	the impact of the current Coronavirus Disease 2019 (“COVID-19”) pandemic;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	our expected financings and investments;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a business development company (“BDC”) that seeks to generate both current income and capital appreciation through debt and equity investments.  Our investment focus is on debt obligations of middle-market companies which are traded in the institutional credit markets. We invest primarily in the debt of middle-market companies as well as small businesses, generally in the form of senior secured and unsecured notes, as well as senior secured loans, junior loans and mezzanine debt.  We will from time to time make equity investments as part of restructuring credits and in rare instances reserve the right to make equity investments directly.

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value.  We generally obtain market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.  However, short-term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2018 and 2019 and the three months ended March 31, 2020:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2018	63,220	(29,069)	14.80%
Quarter ended June 30, 2018	37,927	(27,729)	11.10%
Quarter ended September 30, 2018	38,969	(37,991)	11.60%
Quarter ended December 31, 2018	34,849	(40,028)	12.00%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.30%
Quarter ended June 30, 2019	62,238	(37,802)	11.40%
Quarter ended September 30, 2019	45,873	(44,531)	11.00%
Quarter ended December 31, 2019	14,800	(9,616)	10.80%
For the year ended December 31, 2019	177,757	(151,818)

Quarter ended March 31, 2020	31,882	(29,420)	10.00%
For the Three Months Ended March 31, 2020	31,882	(29,420)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2020 and the year ended December 31, 2019.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Beginning Investment Portfolio	$197,615	$184,186
Portfolio Investments acquired(1)	31,882	177,757
Amortization of premium and accretion of discount, net	1,754	5,982
Portfolio Investments repaid or sold(2)	(29,420)	(151,818)
Net change in unrealized appreciation (depreciation) on investments	(24,860)	(19,792)
Net realized gain (loss) on investments	(11,459)	1,300
Ending Investment Portfolio	$165,512	$197,615
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$35,986	21.74%	$40,578	20.53%
Internet Media	18,978	11.47%	15,923	8.06%
Software Services	15,824	9.56%	25,456	12.88%
Food & Staples	13,133	7.93%	20,975	10.61%
Retail	9,904	5.98%	13,470	6.82%
Chemicals	9,560	5.78%	6,917	3.50%
Telecommunications Services	8,524	5.15%	(928)	(0.47)%
Apparel & Textile Products	7,962	4.81%	8,744	4.42%
Construction Materials Manufacturing	7,849	4.74%	7,792	3.94%
Specialty Finance	7,645	4.62%	7,726	3.91%
Restaurants	6,057	3.66%	11,972	6.06%
Radio Broadcasting	5,943	3.59%	7,795	3.94%
Technology	3,736	2.26%	-	-%
Hotel Operator	3,516	2.12%	3,361	1.70%
Consulting	3,235	1.95%	(458)	(0.23)%
Industrial	2,380	1.44%	4,200	2.13%
Communications Equipment	2,028	1.23%	-	-%
Real Estate Services	1,865	1.13%	2,065	1.05%
Consumer Finance	813	0.49%	1,050	0.53%
Building Cleaning and Maintenance Services	545	0.33%	819	0.41%
Maritime Security Services	29	0.02%	30	0.02%
Gaming, Lodging & Restaurants	-	-%	12,127	6.14%
Water Transport	-	-%	8,001	4.05%
Total	$165,512	100.00%	$197,615	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments”.

Investment Income

	For the Three Months Ended March 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$6,429	$0.64	$6,313	$0.59
Interest income	5,987	0.59	5,720	0.54
Dividend income	403	0.04	473	0.04
Other income	39	0.00	120	0.01
(1)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.
(2)	The per share amounts are based on a weighted average of 10,641,734 outstanding common shares for the three months ended March 31, 2019.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three months ended March 31, 2020 and 2019, interest income includes non-cash PIK income of $1.2 million and $1.2 million, respectively.

During the three months ended March 31, 2020, two investments, Davidzon Radio, Inc. and PFS Holdings Corp., were put on nonaccrual status resulting in lower interest income for the current period than if interest payments had continued per the terms of each respective loan.  Investments are expected to remain on non-accrual status absent an indication that interest payments will resume in the future.

As discussed under “—Recent Developments”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company.  In addition, the three months ended March 31, 2020 saw significant decreases in LIBOR, the primary base rate referenced in our floating rate debt investments.  If interest rates stay depressed or continue to decrease further and we are otherwise unable to offset these reductions by investing in other debt instruments with higher interest rates we will see further decreases in our investment income.

Expenses

	For the Three Months Ended March 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$3,777	$0.38	$3,529	$0.33
Management fees	698	0.07	706	0.07
Incentive fees	100	0.01	696	0.07
Total advisory and management fees	$798	$0.08	$1,402	$0.13
Administration fees	204	0.02	211	0.02
Directors’ fees	51	0.01	50	0.00
Interest expense	2,305	0.23	1,454	0.14
Professional services	257	0.03	239	0.02
Custody fees	20	0.00	15	0.00
Other	142	0.01	158	0.01
(1)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.
(2)	The per share amounts are based on a weighted average of 10,641,734 outstanding common shares for the three months ended March 31, 2019.

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

Overall expenses for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019 due to increased interest expense which was partially offset by a decrease in incentive fees.  The increase in interest expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is due to the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019 which resulted in a weighted average outstanding debt balance of $124.0 million for the three months ended March 31, 2020 as compared to only $79.0 million for the three months ended March 31, 2019.

Incentive fees for the three months ended March 31, 2020 included a reversal of approximately $0.4 million in incentive fees accrued in prior periods.  This reversal was primarily attributable to the sale of Commercial Barge Line Company (“Commercial Barge”) in February 2020, for which the resulting proceeds did not fully cover the accreted cost of the investment.  Excluding the impact of the reversal, incentive fees would have been approximately $0.6 million for the three months ended March 31, 2020.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(11,313)	$(1.12)	$608	$0.06
Gross realized gain	402	0.04	1,395	0.13
Gross realized loss	(11,715)	(1.16)	(787)	(0.07)
(1)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.
(2)	The per share amounts are based on a weighted average of 10,641,734 outstanding common shares for the three months ended March 31, 2019.

During the three months ended March 31, 2020, net realized losses on investments were primarily driven by the sales of Commercial Barge and Full House Resorts, Inc. (“Full House”) during the quarter, for which we recognized realized losses of $9.8 million and $1.3 million, respectively.  Realized gains for the three months ended March 31, 2020 includes approximately $0.1 in realized gain on repurchases of debt below par.

During the three months ended March 31, 2019, net realized gains were primarily driven by the sale of International Wire Group, Inc. which resulted in a realized gain of approximately $1.1 million.

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net unrealized appreciation/depreciation	$(24,877)	$(2.47)	$4,676	$0.44
Unrealized appreciation	9,095	0.90	7,238	0.68
Unrealized depreciation	(33,972)	(3.38)	(2,562)	(0.24)
(1)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.
(2)	The per share amounts are based on a weighted average of 10,641,734 outstanding common shares for the three months ended March 31, 2019.

During the three months ended March 31, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $4.0 million on our investment in Avanti Communications Group, plc (“Avanti”) 2nd lien secured bond, approximately $3.6 million on our investment in Tru (UK) Asia Limited (“Tru”) common equity and approximately $3.4 million and $2.6 million on our investment in California Pizza Kitchen, Inc. (“CPK”) 1st lien loan and 2nd lien loan, respectively.  The Avanti, Tru and CPK investments are all level 3 investments for which the valuations include unobservable inputs such as discount rates and comparable company multiples which have experienced decreases as of March 31, 2020 as compared to December 31, 2019 due to general market volatility, including the impact of the COVID-19 pandemic during the three months ended March 31, 2020.  Additionally, we recognized unrealized losses of $2.3 million and $2.7 million on our investments in Finastra Group Holdings, Ltd. and ASP Chromaflo Technologies Corp., both of which were valued at March 31, 2020 based on active market prices.

Unrealized appreciation for the three months ended March 31, 2020 was primarily due to the sale of Commercial Barge in February 2020, for which we realized approximately $6.3 million of previously unrealized losses.

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

As discussed under “—Recent Developments”, we cannot predict the duration of the COVID-19 pandemic and the resulting impact to our individual portfolio companies or the broader market.  It is likely that any recovery may be slow and/or volatile.  The current unrealized depreciation on our portfolio may not be reversed in the short-term or at all and we may see further declines in fair value before the pandemic is over.

Liquidity and Capital Resources

This “—Liquidity and Capital Resources” discussion should be read in conjunction with the discussion of COVID-19 under “—Recent Developments”.

At March 31, 2020, we had approximately $22.8 million of cash and cash equivalents, none of which was restricted in nature.

At March 31, 2020, we had investments in 28 debt instruments across 24 companies, totaling approximately $146.7 million at fair value and seven equity investments in six companies, totaling approximately $18.8 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2020, we had approximately $21.9 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our March 31, 2020 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2020, net cash provided by operating activities was approximately $21.4 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash provided by purchases and proceeds from sales of investments was approximately $11.6 million, reflecting payments for additional investments of $12.1 million, offset by proceeds from principal repayments and sales of $23.7 million.  Such amounts include draws and repayments on revolving credit facilities.

For the three months ended March 31, 2020, net cash used for financing activities was $3.1 million, which consisted of $3.0 million in distributions to investors and $0.1 million in repurchases of our debt.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$32,404	$-	$32,404	$-	$-
GECCM Notes	46,352	-	-	46,352	-
GECCN Notes	44,998	-	-	44,998	-
Total	$123,754	$-	$32,404	$91,350	$-

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended March 31, 2020.

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCL Notes, the aggregate principal balance of the GECCL Notes outstanding is $32.4 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCM Notes, the aggregate principal balance of the GECCM Notes outstanding is $46.4 million.

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

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the three months ended March 31, 2020, we repurchased $0.2 million in principal amount of the GECCL Notes, less than $0.1 million in principal amount of the GECCM Notes and less than $0.1 million in principal amount of the GECCN Notes.

As of March 31, 2020, our asset coverage ratio was approximately 141.1%.  We are subject to a minimum asset coverage ratio of 150% (the “Minimum ACR”).  As of  a result of falling below the Minimum ACR, we will be subject to certain limitations on our ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act of 1940, as amended and the indentures governing our outstanding notes, until such time we are above the Minimum ACR.

Recent Developments

In April 2020:

•	we bought $0.6 million of par value of Apache Corporation unsecured bond at approximately 86% of par value.
•	$2.0 million of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	$5.0 million of par value of Duff & Phelps 1st lien revolver was redeemed at 100% of par value.
•	we bought $2.0 million of par value of Viasat, Inc. receivable at 90% of par value.
•	we bought $1.0 million of par value of Avanti Communications Group, plc 1.25 lien delayed draw term loan at 100% of par value.
•	we sold $2.0 million of par value of Finastra Group Holdings, Ltd at 85% of par value.
•	we sold $2.0 million of par value of Mitchell International, Inc. at 85% of par value.

COVID-19

The recent global outbreak of the COVID-19 has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time.  The operational and financial performance of some of the portfolio companies in which we make investments has been and may further be significantly impacted by COVID-19, which may in turn impact the valuation of our investments, results of our operations and cash flows.  For example, we do not currently meet the minimum asset coverage ratio of 150% due to the devaluation of the assets of our portfolio companies.  See “—Liquidity and Capital Resources” above.

Our investment manager prioritizes the health and safety of employees and in early March 2020, GECM moved to a remote-working model for all employees.  In addition, the officers of GECC have maintained regular communications with key service providers, including the fund administration, legal and accounting professionals, noting that those firms have similarly moved to remote-working models to the extent possible.  Our employees and key service providers have been able to effectively transition to working remotely while maintaining a consistent level of capabilities and service, however, we will continue to monitor and make adjustments as necessary.

While we have been carefully monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies, we have continued to fund our existing debt commitments. In addition, we have continued to make, and expect to continue to make, new investments.

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Our portfolio is diversified across multiple industries and the direct and indirect impacts of the COVID-19 pandemic will be dependent on the specific circumstances for each portfolio company.  For example, companies that derive revenues through in-person interactions with customers, such as restaurants and retail stores, have been and may be subject to reduced capacity or shutdowns based on local government advisories and regulations.  Other companies may be better able to adapt to the changing environment by moving their workforce to a remote-working model and leveraging technology solutions to interact with customers.

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have material adverse effects on our investment income, particularly our interest income, received from our investments. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in reduced interest payments, an increase in the amount of PIK interest we receive, or result in permanent write-downs on our investments.

We have had a significant reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of March 31, 2020 was largely the result of decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, approximately $158.3 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, its financial condition and the results of operations and financial condition of our portfolio companies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of March 31, 2020, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $70.9 million and $158.3 million in principal debt, respectively.  As of December 31, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $71.9 million and $174.3 million in principal debt, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of March 31, 2020.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income
3.00%	$3,373
2.00%	2,248
1.00%	1,124
(1.00)%	(750)
(2.00)%	(797)
(3.00)%	(797)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at March 31, 2020, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we or GECM may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.  There have been no material updates to the legal proceedings previously disclosed in our Form 10-K.

Item 1A.  Risk Factors.

In addition to the risk factors set forth below and other information set forth in this report, you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results.

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.  If COVID-19 continues to spread in the United States, we expect to experience disruptions that could adversely impact our business. It is unknown how long these disruptions could continue, were they to occur.  The outbreak of COVID‑19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers.  Such events have affected, and may in the future affect our business, financial condition or results of operations.  As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.  The continuing spread of an infectious respiratory illness caused by COVID-19 has caused volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company holds, and may adversely affect the Company’s investments and operations.  The outbreak was first detected in December 2019 and subsequently spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.  The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment.  These disruptions have led to instability in the market place, including stock market losses and overall volatility.  The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems.  This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The foregoing could lead to a significant economic downturn or recession, increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets.  Such impacts, which may vary across asset classes, may adversely affect the performance of the Company’s investments, the Company and your investment in the Company.  In certain cases, an exchange or market may close or issue trading halts on either specific securities or even the entire market, which may result in the Company being, among other things, unable to buy or sell certain securities or financial instruments or to accurately price their investments.

The Company and the investment manager have taken steps reasonably designed to ensure that they maintain normal business operations, and that the Company, its portfolio and assets are protected.  However, in the event of a pandemic or an outbreak, such as COVID-19, there can be no assurance that the Company, the Investment Advisor and service providers, or the Company’s portfolio companies, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons.  A pandemic or disease could also impair the information technology and other operational systems upon which the investment manager relies and could otherwise disrupt the ability of the Company’s service providers to perform essential tasks.

Governmental authorities and regulators throughout the world, such as the U.S. Federal Reserve, have in the past responded to major economic disruptions with changes to fiscal and monetary policy, including but not limited to, direct capital infusions, new monetary programs and dramatically lower interest rates.  Certain of those policy changes, such as the passage of the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020, are being implemented in response to the COVID-19 pandemic.  Such policy changes may adversely affect the value, volatility and liquidity of dividend and interest paying securities.  The effect of recent efforts undertaken by the U.S. Federal Reserve to address the economic impact of the COVID-19 pandemic, such as the reduction of the federal funds target rate, and other monetary and fiscal actions that may be taken by the U.S. federal government to stimulate the U.S. economy, are not yet fully known.  The duration of the COVID-19 outbreak and its full impacts are unknown, resulting in a high degree of uncertainty for potentially extended periods of time.

We are currently operating in a period of capital markets disruption and economic uncertainty.  The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.  We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this quarterly report on Form 10-Q or incorporated herein by reference, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make cash distributions.  Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.  The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

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

4.9	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

10.1*	Custody Agreement, dated as of January 2, 2020, by and between the Registrant and U.S. Bank National Association

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: May 11, 2020	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: May 11, 2020	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $161,050 and $168,269, respectively)	$120,494	$147,412
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $74,994 and $85,733, respectively)	74,978	85,733
Affiliated investments, at fair value (amortized cost of $103,196 and $102,704, respectively)	36,015	40,608
Controlled investments, at fair value (amortized cost of $10,086 and $10,601, respectively)	9,003	9,595
Total investments	240,490	283,348

Cash and cash equivalents	22,837	4,606
Receivable for investments sold	5,639	-
Interest receivable	3,519	2,350
Dividends receivable	400	14
Due from portfolio company	660	617
Due from affiliates	15	15
Prepaid expenses and other assets	49	89
Total assets	$273,609	$291,039

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $756 and $839, respectively)	$31,648	$31,792
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,255 and $1,321, respectively)	45,097	45,078
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,953 and $2,058, respectively)	43,045	42,942
Payable for investments purchased	92,222	72,749
Interest payable	359	354
Distributions payable	835	1,338
Accrued incentive fees payable	8,257	8,157
Due to affiliates	855	997
Accrued expenses and other liabilities	446	743
Total liabilities	$222,764	$204,150

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,062,682 shares issued and outstanding and 10,062,682 shares issued and outstanding, respectively)	$101	$101
Additional paid-in capital	193,114	193,114
Accumulated losses	(142,370)	(106,326)
Total net assets	$50,845	$86,889
Total liabilities and net assets	$273,609	$291,039
Net asset value per share	$5.05	$8.63

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$4,466	$3,849
Affiliated investments	227	198
Affiliated investments (PIK)	1,224	875
Controlled investments	70	514
Controlled investments (PIK)	-	284
Total interest income	5,987	5,720
Dividend income from:
Non-affiliated, non-controlled investments	3	73
Controlled investments	400	400
Total dividend income	403	473
Other income from:
Non-affiliated, non-controlled investments	30	100
Controlled investments	9	20
Total other income	39	120
Total investment income	$6,429	$6,313

Expenses:
Management fees	$698	$706
Incentive fees	100	696
Administration fees	204	211
Custody fees	20	15
Directors’ fees	51	50
Professional services	257	239
Interest expense	2,305	1,454
Other expenses	142	158
Total expenses	$3,777	$3,529
Net investment income	$2,652	$2,784

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(11,456)	$608
Affiliated investments	-	-
Controlled investments	-	-
Repurchase of debt	143	-
Total net realized gain (loss)	(11,313)	608
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(19,715)	2,143
Affiliated investments	(5,085)	3,123
Controlled investments	(77)	(590)
Total net change in unrealized appreciation (depreciation)	(24,877)	4,676
Net realized and unrealized gains (losses)	$(36,190)	$5,284
Net increase (decrease) in net assets resulting from operations	$(33,538)	$8,068

Net investment income per share (basic and diluted):	$0.26	$0.26
Earnings per share (basic and diluted):	$(3.33)	$0.76
Weighted average shares outstanding (basic and diluted):	10,062,682	10,641,734

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,652	$2,784
Net realized gain (loss)	(11,313)	608
Net change in unrealized appreciation (depreciation) on investments	(24,877)	4,676
Net increase (decrease) in net assets resulting from operations	(33,538)	8,068

Distributions to stockholders:
Distributions(1)	(2,506)	(2,637)
Total distributions to stockholders	(2,506)	(2,637)

Capital transactions:
Purchases of common stock	-	(1,593)
Net increase (decrease) in net assets resulting from capital transactions	-	(1,593)
Total increase (decrease) in net assets	(36,044)	3,838
Net assets at beginning of period	$86,889	$110,116
Net assets at end of period	$50,845	$113,954

Capital share activity
Shares outstanding at the beginning of the period	10,062,682	10,652,401
Shares purchased	-	(192,000)
Shares outstanding at the end of the period	10,062,682	10,460,401

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(33,538)	$8,068
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(12,145)	(47,920)
Net change in short-term investments	10,739	(17,283)
Capitalized payment-in-kind interest	(265)	(279)
Proceeds from sales of investments	22,740	59,348
Proceeds from principal payments	1,041	10,241
Net realized (gain) loss on investments	11,459	(608)
Net change in unrealized (appreciation) depreciation on investments	24,877	(4,676)
Amortization of premium and accretion of discount, net	(1,754)	(1,272)
Net realized gain on repurchase of debt	(143)	-
Amortization of discount (premium) on long term debt	253	140
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,169)	97
(Increase) decrease in dividends receivable	(386)	(424)
(Increase) decrease in due from portfolio company	(43)	-
(Increase) decrease in due from affiliates	-	(10)
(Increase) decrease in prepaid expenses and other assets	40	23
Increase (decrease) in due to affiliates	(42)	574
Increase (decrease) in interest payable	5	-
Increase (decrease) in accrued expenses and other liabilities	(297)	24
Net cash provided by (used for) operating activities	21,372	6,043
Cash flows from financing activities
Purchases of common stock	-	(1,593)
Purchases of debt	(132)	-
Distributions paid	(3,009)	(5,210)
Net cash provided by (used for) financing activities	(3,141)	(6,803)
Net increase (decrease) in cash	18,231	(760)
Cash, beginning of period	4,606	4,167
Cash, end of period	$22,837	$3,407

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$835	$868
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$233	$171
Cash paid for interest	2,044	1,313

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2020

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	7,000	5,674	2,380
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien, Secured Loan		1M L + 8.00%, 9.00% Floor (9.00%)	08/12/2019	11/18/2024	12,416	12,069	9,560
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,678	8,678	8,678
Avanti Communications Group, plc	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	42,467	39,618	26,053
Avanti Communications Group, plc	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	1,255
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,516
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (8.28%)	03/28/2019	04/06/2024	8,939	8,803	7,962
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	3M L + 6.00%, 7.00% Floor (7.62%)	03/26/2019	08/23/2022	9,897	9,668	5,167
California Pizza Kitchen, Inc.	Restaurants	2nd Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (11.62%)	07/17/2019	08/23/2023	4,300	4,092	890
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	5,943
Duff & Phelps	Consulting	1st Lien, Revolver	5	1M L + 3.25%, 3.25% Floor (4.23%)	09/09/2019	02/13/2022	3,250	2,813	3,240
Duff & Phelps	Consulting	1st Lien, Revolver - Unfunded	5	0.50%	09/09/2019	02/13/2022	1,750	-	(5)
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver	5, 10	3M L +4.00%, 4.00% Floor	02/19/2020	02/09/2021	-	(80)	-
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver - Unfunded	5, 10	0.50%	02/19/2020	02/09/2021	4,000	-	(94)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (12.52%)	11/03/2016	07/02/2020	569	569	569
The Finance Company	Consumer Finance	1st Lien, Secured Term Loan B	3, 5	1M L + 11.00%, 11.50% Floor (12.52%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% Floor (9.03%)	12/14/2017	06/13/2025	10,000	9,457	7,420
Greenway Health, LLC	Technology	1st Lien, Secured Revolver	5	3M L + 3.75%, 3.75% Floor (4.95%)	01/27/2020	02/17/2022	2,809	2,006	1,908
Greenway Health, LLC	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	5,217	-	(1,673)
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan	5	1M L + 7.25%, 7.25% Floor (8.23%)	08/02/2019	12/01/2025	10,000	9,438	8,404
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	29
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	560	560	545
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% (5.48%)	01/24/2020	07/01/2024	4,375	4,014	3,595
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5, 8	3M L + 3.50%, 4.50% Floor (0.00%)	07/09/2018	01/31/2021	14,821	12,378	8,226
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	7,645
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (5.88%)	01/29/2019	12/20/2022	8,000	7,429	7,652
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	2,000	-	(201)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (11.26%)	05/20/2019	12/20/2025	12,000	11,955	11,527
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan	5	1M L + 6.75%, 7.75% Floor (7.75%)	06/17/2019	06/30/2022	5,000	4,975	4,907
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.78%)	11/21/2019	11/02/2023	10,000	8,475	8,524
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	1,865	1,865	1,865
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	n/a	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (6.20%)	06/27/2019	07/10/2021	9,372	9,053	7,849
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	8,430
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	1,723	1,474
Viasat, Inc.	Communications Equipment	Receivable	5	n/a	01/17/2020	04/01/2020	2,000	2,000	2,028
Total Investments excluding Short-Term Investments (325.52% of Net Assets)								274,332	165,512
Short-Term Investments
United States Treasury		Treasury Bill		0%		07/02/2020	75,000	74,994	74,978
Total Short-Term Investments (147.46% of Net Assets)								74,994	74,978
TOTAL INVESTMENTS (472.99% of Net Assets)			13					$349,326	$240,490
Other Liabilities in Excess of Assets (372.99% of Net Assets)									$(189,645)
NET ASSETS									$50,845

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.99%.  The three month (“3M”) LIBOR as of period end was 1.45%.  The six month (“6M”) LIBOR as of period end was 1.18%.

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
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 21.7% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,363; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(112,307); the net unrealized depreciation was $(109,944); the aggregate cost of securities for Federal income tax purposes was $350,434.

As of March 31, 2020, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$146,708	288.55%
Equity/Other	18,804	36.98%
Short-Term Investments	74,978	147.46%
Total	$240,490	472.99%

As of March 31, 2020, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$35,986	70.78%
Internet Media	18,978	37.33%
Software Services	15,824	31.11%
Food & Staples	13,133	25.83%
Retail	9,904	19.48%
Chemicals	9,560	18.80%
Telecommunications Services	8,524	16.76%
Apparel & Textile Products	7,962	15.66%
Construction Materials Manufacturing	7,849	15.44%
Specialty Finance	7,645	15.04%
Restaurants	6,057	11.91%
Radio Broadcasting	5,943	11.69%
Technology	3,736	7.35%
Hotel Operator	3,516	6.92%
Consulting	3,235	6.36%
Industrial	2,380	4.68%
Communications Equipment	2,028	3.99%
Real Estate Services	1,865	3.67%
Consumer Finance	813	1.60%
Building Cleaning and Maintenance Services	545	1.07%
Maritime Security Services	29	0.06%
Short-Term Investments	74,978	147.46%
Total	$240,490	472.99%

As of March 31, 2020, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$204,475	402.16%
United Kingdom	36,015	70.83%
Total	$240,490	472.99%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	7,000	5,629	4,200
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien Secured Loan	5	1M L + 8.00%, 9.00% Floor (9.80%)	08/12/2019	11/18/2024	6,992	6,763	6,917
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,413	8,413	8,413
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond - Unfunded	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	-	-	-
Avanti Communications Group, plc	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	42,467	39,391	29,812
Avanti Communications Group, plc	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	2,353
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1ML + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,361
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (8.30%)	03/28/2019	04/06/2024	8,962	8,819	8,744
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan		3M L + 6.00%, 7.00% Floor (7.91%)	03/26/2019	08/23/2022	9,923	9,671	8,524
California Pizza Kitchen, Inc.	Restaurants	2nd Lien Secured Loan	5	3M L + 10.00%, 11.00% Floor (11.91%)	07/17/2019	08/23/2023	4,300	4,080	3,448
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		3M L + 8.75%, 9.75% Floor (10.68%)	05/17/2017	11/12/2020	15,883	14,315	8,001
Cooke Omega Investments, Inc.	Food & Staples	Bond		8.50%	09/19/2019	12/15/2022	3,000	2,927	3,022
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1ML + 10.00%, 11.00% Floor (14.70%)	11/03/2016	03/31/2020	8,962	8,903	7,795
Duff & Phelps	Consulting	1st Lien Revolver		3M L + 3.25%, 3.25% Floor (5.16%)	09/09/2019	02/13/2022	-	(438)	-
Duff & Phelps	Consulting	1st Lien Revolver - Unfunded		1M L + 3.25%, 3.25% Floor (5.29%)	09/09/2019	02/13/2022	5,000	-	(458)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (12.70%)	11/03/2016	07/02/2020	806	806	806
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	11/03/2016	07/02/2020	194	-	-
The Finance Company	Consumer Finance	1st Lien Secured Loan B	3, 5	Consumer Finance + 0.00%, 3, 5 (0.00%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288	-	-
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% Floor (9.45%)	12/14/2017	06/13/2025	14,000	13,353	13,655
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (8.94%)	02/02/2018	02/02/2024	9,800	9,656	9,657
Mitchell International, Inc.	Software Services	2nd Lien Secured Loan	5	1M L + 7.25%, 8.00% Floor (9.05%)	08/02/2019	11/30/2025	12,000	11,302	11,801
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	-	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	838	838	819

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	-	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan	5	3M L + 7.25%, 7.25% Floor (9.19%)	06/27/2019	11/13/2024	2,500	2,505	2,470
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 3.50%, 4.50% Floor (5.41%)	07/09/2018	01/31/2021	14,821	11,735	9,054
Prestige Capital Finance, LLC (fka Prestige Capital Corporation)	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	7,726
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (6.41%)	01/29/2019	12/20/2022	4,316	3,696	4,316
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.50%, 4.50% Floor (6.75%)	01/29/2019	12/20/2022	5,684	-	(334)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (11.41%)	05/20/2019	12/20/2025	12,000	11,951	11,941
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		1M L + 6.75%, 7.75% Floor (8.55%)	06/17/2019	06/30/2022	9,000	8,955	8,899
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	-	(1,525)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	10,000	-	(928)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,065	2,065	2,065
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (6.69%)	06/27/2019	07/10/2021	8,223	7,903	7,792
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	11,996
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	1,723	1,474
Total Investments excluding Short-Term Investments (227.43% of Net Assets)								281,574	197,615
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	11,022,134	11,022	11,022
United States Treasury		Treasury Bill		0%		04/02/2020	75,000	74,711	74,711
Total Short-Term Investments (98.67% of Net Assets)								85,733	85,733
TOTAL INVESTMENTS(13) (326.1% of Net Assets)								$367,307	$283,348
Other Liabilities in Excess of Assets (226.1% of Net Assets)									$(196,459)
NET ASSETS									$86,889
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

As of December 31, 2019 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$174,066	200.33%
Equity/Other	23,549	27.10%
Short-Term Investments	85,733	98.67%
Total	$283,348	326.10%

As of December 31, 2019 the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$40,578	46.70%
Software Services	25,456	29.30%
Food & Staples	20,975	24.14%
Internet Media	15,923	18.33%
Retail	13,470	15.50%
Gaming, Lodging & Restaurants	12,127	13.96%
Restaurants	11,972	13.78%
Apparel & Textile Products	8,744	10.06%
Water Transport	8,001	9.21%
Radio Broadcasting	7,795	8.97%
Construction Materials Manufacturing	7,792	8.97%
Specialty Finance	7,726	8.89%
Chemicals	6,917	7.96%
Industrial	4,200	4.83%
Hotel Operator	3,361	3.87%
Real Estate Services	2,065	2.38%
Consumer Finance	1,050	1.21%
Building Cleaning and Maintenance Services	819	0.94%
Maritime Security Services	30	0.03%
Consulting	(458)	(0.53)%
Telecommunications Services	(928)	(1.07)%
Short-Term Investments	85,733	98.67%
Total	$283,348	326.10%

As of December 31, 2019 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$242,740	279.37%
United Kingdom	40,608	46.74%
Total	$283,348	326.10%

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

Valuation of Portfolio Investments.  The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources.  In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s board of directors (the “Board”).

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

▪

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

Investments in revolvers or delayed draw loans may include unfunded commitments for which our acquisition cost will be offset by compensation received on the portion of the commitment that is unfunded.  As a result, the purchases of a commitment that is not fully funded may result in a negative cost basis for the funded commitment.  The fair value of the unfunded commitment is adjusted for price appreciation or depreciation and may result in a negative fair value for the unfunded commitment.

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

The Company has not accrued any excise tax expense for the three months ended March 31, 2020.  The Company accrued $209 of excise tax expense for the year ended December 31, 2019.

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

Recent Accounting Developments

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented.  ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.  On September 1, 2018, the Company early adopted the eliminated and modified disclosures of ASU 2018-13 and, as a result, updated its financial statement disclosures accordingly. On January 1, 2020, the Company adopted the additional disclosures of ASU 2018-13 and there was no impact to the financial statement disclosures.

Reference Rate Reform In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021.  If LIBOR ceases to exist, we may need to renegotiate outstanding loans to our portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (LIBOR) if certain criteria are met.  The amendments are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company adopted the amendments as of March 12, 2020 on a prospective basis and there was no impact to the accompanying financial statements and related disclosures.

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

For the three months ended March 31, 2020 management fees amounted to $698.  For the three months ended March 31, 2019 management fees amounted to $706.  As of March 31, 2020 and December 31, 2019, $699 and $746 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind (“PIK”) interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of March 31, 2020 was $21,821.  Accrued Unpaid Income includes capitalized PIK income of $12,267 on investments still held at March 31, 2020.  Accrued Unpaid Income as of December 31, 2019 was $23,495, which included capitalized PIK income of $12,279 on investments still held at December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, the Company incurred Income Incentive Fees of $100 and $696, respectively.  As of March 31, 2020 and December 31, 2019, $8,257 and $8,157 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses under the Administration Agreement of $204 and $211, respectively.  As of March 31, 2020 and December 31, 2019, $155 and $176 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$27,209	$119,499	$146,708
Equity/Other	-	-	18,804	18,804
Short Term Investments	74,978	-	-	74,978
Total investment assets	$74,978	$27,209	$138,303	$240,490

The following is a summary of the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,635	$120,431	$174,066
Equity/Other	-	-	23,549	23,549
Short Term Investments	85,733	-	-	85,733
Total investment assets	$85,733	$53,635	$143,980	$283,348

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2020
Debt	$120,431	$10,048	$25,496	$(1,608)	$(18,375)	$(17,747)	$1,254	$119,499
Equity/Other	23,549	-	-	-	(4,745)	-	-	18,804
Total investment assets	$143,980	$10,048	$25,496	$(1,608)	$(23,120)	$(17,747)	$1,254	$138,303

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2019
Debt	$116,034	$-	$120,050	$(313)	$(6,210)	$(112,879)	$3,749	$120,431
Equity/Other	-	6,231	32,935	-	(14,003)	(1,614)	-	23,549
Total investment assets	$116,034	$6,231	$152,985	$(313)	$(20,213)	$(114,493)	$3,749	$143,980
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2020 totaled $(23,154) consisting of the following: $(18,409) related to debt investments and $(4,745) related to equity.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2019 totaled $(20,664) consisting of the following: $(6,661) related to debt investments and $(14,003) relating to equity/other.

One investment with a fair value of $6,917 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2020.  Three investments with an aggregate fair value of $16,965 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the three months ended March 31, 2020.

One investment with a fair value of $2,353 was transferred from Level 1 to Level 3 during the year ended December 31, 2019 as a result of the shares being delisted from their primary exchange.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2020 and December 31, 2019, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$34,731	Market Approach	Earnings Multiple	4.00
		Income Approach	Discount Rate	17.50%
	20,226	Market Approach	EBITDA Multiple	4.25 - 5.50 (5.02)
	48,406	Income Approach	Discount Rate	2.84 - 32.50% (12.10%)
	12,059	Income Approach	Implied Yield	5.18% - 18.44% (11.51%)
	4,077	Asset Recovery / Liquidation(4)
Total Debt	$119,499

Equity/Other	$8,900	Market Approach	Earnings Multiple	2.88 - 4.00 (3.08)
		Income Approach	Dividend Discount Rate	17.50% - 40.50% (37.26%)
	8,430	Market Approach	Earnings Multiple	6.00
		Market Approach	Comparable Price(3)	6.75
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$18,804

As of December 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$9,054	Market Approach	EBITDA Multiple	5.50
	(1,262)		Implied Yield	4.09% - 8.09% (7.03%)
	38,225	Market Approach	Earnings Multiple	4.25
		Income Approach	Discount Rate	12.75%
	73,334	Income Approach	Discount Rate	3.45% - 32.50% (12.70%)
	1,080	Asset Recovery / Liquidation(4)
Total Debt	$120,431

Equity/Other	$10,079	Market Approach	Earnings Multiple	2.80 - 4.25 (3.41)
		Income Approach	Discount Rate	12.75% - 39.00% (32.87%)
	11,996	Market Approach	Comparable Price(3)	6.00 - 11.00 (8.75)
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$23,549
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

On June18, 2019, we offered $42,500 in aggregate principal amount of 6.50% notes due 2024 (the "GECCN Notes"), which included $2,500 of the GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  As a result of the issuance of these additional GECCN Notes, the aggregate principal balance of the GECCN Notes outstanding is $45,000.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the three months ended March 31, 2020, the Company repurchased $227 in principal amount of the GECCL Notes, $46 in principal amount of the GECCM Notes and $2 in principal amount of the GECCN Notes.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

March 31, 2020
GECCL Notes	$32,404	$1,411	N/A	$0.93
GECCM Notes	46,352	1,411	N/A	0.93
GECCN Notes	44,998	1,411	N/A	0.93
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing (the “Minimum ACR”).

As of March 31, 2020, the Company’s asset coverage ratio was approximately 141.1%.  As a result of falling below the Minimum ACR, the Company will be subject to certain limitations on its ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act and the indentures governing our outstanding notes, until such time the Company is above the Minimum ACR.

As of March 31, 2020 and December 31, 2019 the Company was in compliance with all covenants under the indentures.

For the three months ended March 31, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2020	2019
Borrowing interest expense	$2,042	$1,313
Amortization of acquisition premium	263	141
Total	$2,305	$1,454
Weighted average interest rate(1)	7.44%	7.36%
Average outstanding balance	$124,005	$79,029
(1)	Annualized.

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

	March 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,404	$32,404	$23,007
Unsecured Debt - GECCM Notes	46,352	46,352	33,373
Unsecured Debt - GECCN Notes	44,998	44,998	32,398
Total	$123,754	$123,754	$88,778

	December 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,918
Unsecured Debt - GECCM Notes	46,398	46,398	46,888
Unsecured Debt - GECCN Notes	45,000	45,000	45,180
Total	$124,029	$124,029	$124,986

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2020, the Company had approximately $21,877 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2020 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decreases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$10.34
Net investment income	0.26	0.26
Net realized gains	(1.12)	0.06
Net change in unrealized appreciation (depreciation)	(2.47)	0.44
Net increase (decrease) in net assets resulting from operations	(3.33)	0.76
Accretion from share buybacks	-	0.04
Distributions declared from net investment income(2)	(0.25)	(0.25)
Net decrease resulting from distributions to common stockholders	(0.25)	(0.25)
Net asset value, end of period	$5.05	$10.89
Per share market value, end of period	$2.80	$8.26

Shares outstanding, end of period	10,062,682	10,460,401
Total return based on net asset value(3)	(39.18)%	7.78%
Total return based on market value(3)	(62.05)%	8.44%

Ratio/Supplemental Data:
Net assets, end of period	$50,845	$113,954
Ratio of total expenses to average net assets (4),(5)	20.97%	12.69%
Ratio of incentive fees to average net assets(4)	0.14%	2.50%
Ratio of net investment income to average net assets(4),(5)	14.72%	10.01%
Portfolio turnover	16%	28%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the three months ended March 31, 2020 and 2019 average net assets were $72,446 and $112,767, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at March 31, 2020 represented 71% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at March 31, 2020 represented 18% of the Company's net assets.

Fair value as of March 31, 2020 along with transactions during the three months ended March 31, 2020 in these affiliated investments and controlled investments was as follows:

	For the Three Months Ended March 31, 2020
Issue(1)	Fair value at December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2020	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.5 Lien, Secured Bond	$8,413	$265	$-	$-	$-	$8,678	$268	$-	$-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	-	-	-	-	-
2nd Lien, Secured Bond	29,812	227	-	-	(3,986)	26,053	1,183	-	-
Equity (9% of class)	2,353	-	-	-	(1,098)	1,255	-	-	-
	40,578	492	-	-	(5,084)	35,986	1,451	-	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	30	-	-	-	(1)	29	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	30	-	-	-	(1)	29	-	-	-

Totals	$40,608	$492	$-	$-	$(5,085)	$36,015	$1,451	$-	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$806	$555	$792	$-	$-	$569	$22	$9	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	244	-	-	-	-	244	48	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,050	555	792	-	-	813	70	9	-

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	819	-	278	-	4	545	-	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	819	-	278	-	4	545	-	-	-

Prestige Capital Corporation
Equity (80% of class)	7,726	-	-	-	(81)	7,645	-	-	400

Totals	$9,595	$555	$1,070	$-	$(77)	$9,003	$70	$9	$400
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries” under the conditions specified in S-X Rule 1-02(w).  The Company determined that two portfolio companies, PE Facility Solutions, LLC (“PEFS”) and Prestige Capital Finance, LLC (“PCF”), are significant subsidiaries for the three months ended March 31, 2020 under at least one of the significance conditions of S-X Rule 1-02(w).  Accordingly, unaudited financial information as of and for the three months ended March 31, 2020 has been included for both PEFS and PCF as follows (in thousands):

PE Facility Solutions, LLC

Balance Sheet	As of March 31, 2020
Current assets	$674
Noncurrent assets	-
Total Assets	674

Current liabilities	818
Noncurrent liabilities	-
Total Liabilities	818

Net Equity	$(144)

Statement of Operations	For the three months ended March 31, 2020
Gross Revenues	$-
Cost of Sales	-
SG&A Expenses	(274)

Net Income	(274)

On July 31, 2019, we completed the sale of PE Facility Solutions, LLC (“PEFS”), a majority-owned subsidiary of the Company, to

Kellermeyer Bergensons Services for $23,750.

Prestige Capital Finance, LLC

Balance Sheet	As of March 31, 2020
Current assets	$21,747
Noncurrent assets	92
Total Assets	21,839

Current liabilities	17,706
Noncurrent liabilities	639
Total Liabilities	18,345

Net Equity	$3,494

Statement of Operations	For the three months ended March 31, 2020
Gross Revenues	$1,921
SG&A Expenses	(1,252)

Net Income	669

10.  SUBSEQUENT EVENTS

In April 2020:

•	we bought $550 of par value of Apache Corporation unsecured bond at approximately 86% of par value.
•	$2,000 of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	$5,000 of par value of Duff & Phelps 1st lien revolver was redeemed at 100% of par value.
•	we bought $2,000 of par value of Viasat, Inc. receivable at 90% of par value.
•	we bought $1,004 of par value of Avanti Communications Group, plc 1.25 lien delayed draw term loan at 100% of par value.
•	we sold $2,000 of par value of Finastra Group Holdings, Ltd at 85% of par value.
•	we sold $2,000 of par value of Mitchell International, Inc. at 85% of par value.

The recent global outbreak of Coronavirus Disease 2019 (“COVID-19”) has disrupted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak may have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19.

The operational and financial performance of the portfolio companies in which we make investments has been and may further be significantly impacted by COVID-19, which may in turn impact the valuation of our investments, results of our operations and cash flows.  For example, we do not currently meet the minimum asset coverage ratio of 150% due to the devaluation of the assets of our portfolio companies.