Form 10-Q
period 2020-06-30
Great Elm Capital Corp.
filed 2020-08-07
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 30, 2020, the registrant had 10,589,571 shares of common stock, $0.01 par value per share, outstanding.

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

Revenues

We generate revenue primarily from interest on the debt investments that we hold.  We may also generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments, and lease, fee, and other income.  Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity.  Our debt investments generally pay interest quarterly or semi-annually.  Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity.  In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind (“PIK”).  In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business).  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted).  The measurement is based on the value indicated by current market expectations about those future amounts.  In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples, security covenants, call protection provisions, information rights and the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, and merger and acquisition comparables; and enterprise values.

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

Both observable and unobservable inputs are subject to some level of uncertainty and assumptions used bear the risk of change in the future.  We utilize the best information available to us, including the factors listed above, in preparing the fair valuations.  In determining the fair value of any individual investment, we may use multiple inputs or utilize more than one approach to calculate the fair value to assess the sensitivity to change and determine a reasonable range of fair value.  In addition, our valuation procedures include an assessment of the current valuation as compared to the previous valuation for each investment and where differences are material understanding the primary drivers of those changes, incorporating updates to our current valuation inputs and approaches as appropriate.

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

We assess the outstanding accrued income receivables for collectability at least quarterly, or more frequently if there is an event that indicates the underlying portfolio company may not be able to make the expect payments.  If it is determined that amounts are not likely to be paid we may establish a reserve against or reverse the income and put the investment on non-accrual status.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2018 and 2019 and the six months ended June 30, 2020:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2018	63,220	(29,069)	14.80%
Quarter ended June 30, 2018	37,927	(27,729)	11.10%
Quarter ended September 30, 2018	38,969	(37,991)	11.60%
Quarter ended December 31, 2018	34,849	(40,028)	12.00%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.30%
Quarter ended June 30, 2019	62,238	(37,802)	11.40%
Quarter ended September 30, 2019	45,873	(44,531)	11.00%
Quarter ended December 31, 2019	14,800	(9,616)	10.80%
For the year ended December 31, 2019	177,757	(151,818)

Quarter ended March 31, 2020	31,882	(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
For the Six Months Ended June 30, 2020	47,795	(66,917)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2020 and the year ended December 31, 2019.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Beginning Investment Portfolio, at fair value	$197,615	$184,186
Portfolio Investments acquired(1)	47,795	177,757
Amortization of premium and accretion of discount, net	2,469	5,982
Portfolio Investments repaid or sold(2)	(66,917)	(151,818)
Net change in unrealized appreciation (depreciation) on investments	(23,212)	(19,792)
Net realized gain (loss) on investments	(11,489)	1,300
Ending Investment Portfolio, at fair value	$146,261	$197,615
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$38,456	26.29%	$40,578	20.53%
Internet Media	16,006	10.94%	15,923	8.06%
Chemicals	10,534	7.20%	6,917	3.50%
Food & Staples	10,477	7.16%	20,975	10.61%
Software Services	10,429	7.14%	25,456	12.88%
Retail	10,127	6.92%	13,470	6.82%
Construction Materials Manufacturing	8,301	5.68%	7,792	3.94%
Specialty Finance	7,856	5.37%	7,726	3.91%
Apparel & Textile Products	6,319	4.33%	8,744	4.42%
Oil & Gas	6,001	4.10%	-	-%
Radio Broadcasting	5,668	3.88%	7,795	3.94%
Restaurants	3,076	2.10%	11,972	6.06%
Hotel Operator	2,851	1.95%	3,361	1.70%
Industrial	2,765	1.89%	4,200	2.13%
Communications Equipment	1,980	1.35%	-	-%
Metals & Mining	1,965	1.34%	-	-%
Technology	1,769	1.21%	-	-%
Real Estate Services	1,340	0.92%	2,065	1.04%
Consumer Finance	563	0.38%	1,050	0.53%
Building Cleaning and Maintenance Services	317	0.22%	819	0.41%
Maritime Security Services	29	0.02%	30	0.02%
Gaming, Lodging & Restaurants	-	-%	12,127	6.14%
Water Transport	-	-%	8,001	4.05%
Consulting	-	-%	(458)	(0.23)%
Telecommunications Services	(568)	(0.39)%	(928)	(0.47)%
Total	$146,261	100.00%	$197,615	99.99%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments”.

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$4,768	$0.47	$6,711	$0.66	$11,197	$1.10	$13,024	$1.25
Interest income	4,184	0.41	5,664	0.55	10,171	1.00	11,384	1.09
Dividend income	480	0.05	538	0.05	883	0.09	1,011	0.10
Other income	104	0.01	509	0.05	143	0.01	629	0.06
(1)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 outstanding common shares for the three and six months ended June 30, 2019, respectively.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three and six months ended June 30, 2020, interest income includes non-cash PIK income of $1.3 million and $2.5 million, respectively. For the three and six months ended June 30, 2019, interest income includes non-cash PIK income of $1.2 million and $2.4 million, respectively.

Interest income decreased for the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year due to exits from certain high income-generating positions, such as PE Facility Solutions, LLC, SESAC Holdco II LLC and Commercial Barge Line Company (“Commercial Barge”) over the last year, and general downward trends in LIBOR, the primary base rate referenced in our floating rate debt investments.  In addition, as of March 31, 2020, two investments, Davidzon Radio, Inc. and PFS Holdings Corp., were put on nonaccrual status resulting in lower interest income for the current period than if interest payments had continued per the terms of each respective loan.  Investments are expected to remain on non-accrual status absent an indication that interest payments will resume in the future.

The decrease in other income for each of the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year is primarily attributable to commitment and funding fees earned on our May 2019 investment in Avanti’s 1.5 lien senior secured notes.

As discussed under “—Recent Developments”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company.  In addition, the three and six months ended June 30, 2020 saw significant decreases in LIBOR, the primary base rate referenced in our floating rate debt investments.  If interest rates stay depressed or continue to decrease further and we are otherwise unable to offset these reductions by investing in other debt instruments with higher interest rates we will see further decreases in our investment income.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$3,852	$0.37	$3,716	$0.36	$7,629	$0.75	$7,245	$0.69
Management fees	591	0.06	742	0.07	1,289	0.13	1,448	0.14
Incentive fees	228	0.02	749	0.07	328	0.03	1,445	0.14
Total advisory and management fees	$819	$0.08	$1,491	$0.15	$1,617	$0.16	$2,893	$0.28
Administration fees	191	0.02	241	0.02	395	0.04	452	0.04
Directors’ fees	51	0.01	49	0.00	102	0.01	99	0.01
Interest expense	2,390	0.23	1,571	0.15	4,695	0.46	3,025	0.29
Professional services	250	0.02	229	0.02	507	0.05	468	0.04
Custody fees	19	-	15	0.00	39	-	30	0.00
Other	132	0.01	120	0.01	274	0.03	278	0.03
(1)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 outstanding common shares for the three and six months ended June 30, 2019, respectively.

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

Overall expenses for the three and six months ended June 30, 2020 increased as compared to the three and six months ended June 30, 2019 due to increased interest expense which was partially offset by a decrease in incentive fees.  The increase in interest expense for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 is due to the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019 which resulted in a weighted average outstanding debt balance of $122.2 million and $123.1 million for the three and six months ended June 30, 2020, respectively, as compared to $85.1 million and $82.1 million for the three and six months ended June 30, 2019, respectively.

The decrease in incentive fees for the three and six months ended June 30, 2020 as compared to the corresponding periods in the prior year is the result of decreases in pre-incentive fee net investment income as a result of the decreased investment income discussed under “—Investment Income” above and the increase in interest expense.  In addition, incentive fees for the three and six months ended June 30, 2020 included a reversal of approximately $0.4 million in incentive fees accrued in prior periods.  This reversal was primarily attributable to the sale of Commercial Barge in February 2020, for which the resulting proceeds did not fully cover the accreted cost of the investment.  Excluding the impact of the reversal, incentive fees would have been approximately $0.6 million for the three months ended March 31, 2020.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$932	$0.10	$410	$0.04	$(10,381)	$(1.02)	$1,018	$0.10
Gross realized gain	1,485	0.15	449	0.04	1,887	0.19	1,844	0.18
Gross realized loss	(553)	(0.05)	(39)	(0.00)	(12,268)	(1.21)	(826)	(0.08)
(1)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 outstanding common shares for the three and six months ended June 30, 2019, respectively.

During the three months ended June 30, 2020, net realized gains were primarily driven by the realized gains of approximately $0.4 million on the maturity of our investment in Duff & Phelps revolver during the quarter. Realized gains for the three months ended June 30, 2020 includes approximately $1.0 million in realized gain on repurchases of debt below par. During the six months ended June 30, 2020, net realized losses on investments were primarily driven by the sales of Commercial Barge and Full House Resorts, Inc. (“Full House”) during the period, for which we recognized realized losses of $9.8 million and $1.3 million, respectively. Realized gains for the six months ended June 30, 2020 includes approximately $1.1 million in realized gain on repurchases of debt below par.

During the three months ended June 30, 2019, net realized gains were primarily driven by the realized gains of approximately $0.3 million on the sale of our investment in Michael Baker International, LLC secured bonds during the quarter. During the six months ended June 30, 2019, net realized gains were largely driven by the sale of our investment in International Wire Group, Inc. secured bonds which resulted in a realized gain of approximately $1.1 million along with an additional $0.1 million in realized gains as a result of acceleration of OID.  Gross realized losses for the six months ended June 30, 2019 were primarily comprised of the realized loss of approximately $0.8 million on the sale of our investment in Sungard Availability Services Capital, Inc. secured loans.

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net unrealized appreciation/ (depreciation)	$1,663	$0.17	$(7,783)	$(0.76)	$(23,214)	$(2.29)	$(3,107)	$(0.30)
Unrealized appreciation	10,380	1.02	1,297	0.13	11,775	1.16	4,620	0.44
Unrealized depreciation	(8,717)	(0.85)	(9,080)	(0.89)	(34,989)	(3.45)	(7,727)	(0.74)
(1)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,239,631 and 10,439,572 outstanding common shares for the three and six months ended June 30, 2019, respectively.

During the three months ended June 30, 2020, we recognized unrealized appreciation of approximately $2.0 million on our investment in ASP Chromaflo Technologies Corp. 2nd lien secured bond, approximately $1.3 million on our investment in Finastra Group Holdings, Ltd. 2nd lien secured bond and approximately $1.0 million on our investment in Greenway Health, LLC 1st lien revolver, respectively. We recognized unrealized depreciation of approximately $3.0 million and $1.6 million on our positions in California Pizza Kitchen, Inc. (“CPK”) and Boardriders, Inc., respectively.

During the six months ended June 30, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $5.0 million on our investment in Avanti Communications Group, plc (“Avanti”) 2nd lien secured bond, approximately $3.3 million on our investment in Tru (UK) Asia Limited common equity and approximately $5.7 million and $3.3 million on our investment in CPK 1st lien loan and 2nd lien loan, respectively.

Unrealized appreciation for the six months ended June 30, 2020 was primarily due to the sale of Commercial Barge in February 2020, for which we realized approximately $6.3 million of previously unrealized losses.

For each of the three and six months ended June 30, 2019, the net unrealized depreciation was largely driven by decreases in the valuation of portfolio investments, increases in our cost basis due to accretion of discount on loans and debt securities and the exit of investments which had unrealized appreciation in prior periods.  We recognized unrealized depreciation of $6.7 million and $3.6 million on our investments in Avanti bonds and equity for the three and six months ended June 30, 2019, respectively, primarily driven by changes in the fair value of the loans.  For the three and six months ended June 30, 2019, we recognized unrealized depreciation of $0.8 million and $1.4 million, respectively, on our investment in Commercial Barge, for which approximately half of the unrealized depreciation in each period is attributable to increases in cost basis due to the accretion of discount.  Similarly, we recognized unrealized depreciation of $0.5 million and $1.0 million, respectively, over the same periods on our investment in PFS Holdings Corp., of which nearly all of the unrealized depreciation in each period is attributable to increases in cost basis due to the accretion of discount.

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

At June 30, 2020, we had approximately $31.0 million of cash and cash equivalents, none of which was restricted in nature.

At June 30, 2020, we had investments in 29 debt instruments across 24 companies, totaling approximately $121.0 million at fair value and eight equity investments in seven companies, totaling approximately $25.3 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2020, we had approximately $36.8 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our June 30, 2020 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2020, net cash provided by operating activities was approximately $33.9 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash provided by purchases and proceeds from sales of investments was approximately $25.5 million, reflecting payments for additional investments of $39.9 million, offset by proceeds from principal repayments and sales of $65.4 million.  Such amounts include draws and repayments on revolving credit facilities.

For the six months ended June 30, 2020, net cash used for financing activities was $7.6 million, which consisted of $4.2 million in distributions to investors and $3.4 million in repurchases of our debt.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$30,655	$-	$30,655	$-	$-
GECCM Notes	45,610	-	-	45,610	-
GECCN Notes	43,273	-	-	43,273	-
Total	$119,538	$-	$30,655	$88,883	$-

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended June 30, 2020.

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCL Notes outstanding as of June 30, 2020 is $30.7 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of June 30, 2020 is $45.6 million.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of June 30, 2020 is $43.2 million.

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

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the six months ended June 30, 2020, we repurchased $2.0 million in principal amount of the GECCL Notes $0.8 million in principal amount of the GECCM Notes and $1.7 million in principal amount of the GECCN Notes.

As of June 30, 2020, our asset coverage ratio was approximately 144.5%.  We are subject to a minimum asset coverage ratio of 150% (the “Minimum ACR”).  As of  a result of falling below the Minimum ACR, we will be subject to certain limitations on our ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act of 1940, as amended and the indentures governing our outstanding notes, until such time we are above the Minimum ACR.

Recent Developments

On July 15, 2020, we distributed 164,614 shares in connection with the June 30, 2020 distribution.

In July 2020:

•	we purchased 800,000 preferred shares in Crestwood Equity Partners LP for approximately $5.0 million.
•	we purchased $3.0 million in par value of First Brands Group, LLC 1st lien term loan at 94% of par value.
•	we purchased $2.8 million in par value of Tensar Corp. 2nd lien term loan at 76% of par value.

On July 30, 2020, California Pizza Kitchen, Inc. (“CPK”) filed for bankruptcy.  As of June 30, 2020, we held $9.9 million in par value of CPK 1st lien secured loan and $4.3 million in par value of CPK 2nd lien secured loan.  In connection with the bankruptcy filing, CPK has entered into a restructuring support agreement with certain of its lenders, including the Company.

In August 2020, we purchased $4.2 million in par value of CPK debtor-in-possession term loan at 85% of par value.

Our Board declared monthly distributions for the fourth quarter of 2020 at an annual rate of approximately 19.5% of our June 30, 2020 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.  The distributions will be paid in cash or shares of our common stock at the election of shareholders, although the total amount of cash to be distributed to all shareholders will be limited to approximately 10% of the total distributions to be paid to all shareholders. The remainder of the distributions (approximately 90%) will be paid in the form of shares of our common stock, in accordance with applicable law and the indentures governing our outstanding notes.

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

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Our portfolio is diversified across multiple industries and the direct and indirect impacts of the COVID-19 pandemic will be dependent on the specific circumstances for each portfolio company.  For example, companies that derive revenues through in-person interactions with customers, such as restaurants and retail stores, have been and may be subject to reduced capacity or shutdowns based on local government advisories and regulations.  As noted under Recent Developments above, CPK has recently filed for bankruptcy.  Other companies may be better able to adapt to the changing environment by moving their workforce to a remote-working model and leveraging technology solutions to interact with customers.

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

We have had a significant reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of June 30, 2020 was largely the result of decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, approximately $140.6 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of June 30, 2020, seven debt investments in our portfolio bore interest at a fixed rate, and the remaining 22 debt investments were at variable rates, representing approximately $76.0 million and $140.6 million in principal debt, respectively.  As of December 31, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $71.9 million and $174.3 million in principal debt, respectively.  The variable rates are based upon the London Interbank Offered Rate (“LIBOR”).

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of June 30, 2020.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)
3.00%	$2,357
2.00%	1,571
1.00%	786
(1.00)%	(51)
(2.00)%	(51)
(3.00)%	(51)

Although we believe that this analysis is indicative of our existing interest rate sensitivity at June 30, 2020, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance. As COVID-19 continues to spread in the United States, we expect to experience disruptions that could adversely impact our business. It is unknown how long these disruptions could continue.  The outbreak of COVID‑19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers.  Such events have affected, and may in the future affect our business, financial condition or results of operations.  As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.  The continuing spread of an infectious respiratory illness caused by COVID-19 has caused volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company holds, and may adversely affect the Company’s investments and operations.  The outbreak was first detected in December 2019 and subsequently spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.  The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment.  These disruptions have led to instability in the market place, including stock market losses and overall volatility.  The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems.  This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

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

The Company and our investment manager have taken steps reasonably designed to ensure that they maintain normal business operations, and that the Company, its portfolio and assets are protected.  However, in the event of a pandemic or an outbreak, such as COVID-19, there can be no assurance that the Company, the investment manager and service providers, or the Company’s portfolio companies, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons.  A pandemic or disease could also impair the information technology and other operational systems upon which the investment manager relies and could otherwise disrupt the ability of the Company’s service providers to perform essential tasks.

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

4.9	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

10.1	Custody Agreement, dated January 2, 2020, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 11, 2020)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 7, 2020	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: August 7, 2020	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $137,138 and $168,269, respectively)	$99,040	$147,412
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $74,964 and $85,733, respectively)	74,962	85,733
Affiliated investments, at fair value (amortized cost of $106,696 and $102,704, respectively)	38,485	40,608
Controlled investments, at fair value (amortized cost of $9,598 and $10,601, respectively)	8,736	9,595
Total investments	221,223	283,348

Cash and cash equivalents	30,977	4,606
Receivable for investments sold	1,531	-
Interest receivable	2,987	2,350
Dividends receivable	480	14
Due from portfolio company	729	617
Due from affiliates	15	15
Prepaid expenses and other assets	24	89
Total assets	$257,966	$291,039

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $644 and $839, respectively)	$30,011	$31,792
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,171 and $1,321, respectively)	44,439	45,078
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,768 and $2,058, respectively)	41,505	42,942
Payable for investments purchased	78,136	72,749
Interest payable	361	354
Distributions payable	865	1,338
Accrued incentive fees payable	8,484	8,157
Due to affiliates	747	997
Accrued expenses and other liabilities	264	743
Total liabilities	$204,812	$204,150

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,424,957 shares issued and outstanding and 10,062,682 shares issued and outstanding, respectively)	$104	$101
Additional paid-in capital	194,460	193,114
Accumulated losses	(141,410)	(106,326)
Total net assets	$53,154	$86,889
Total liabilities and net assets	$257,966	$291,039
Net asset value per share	$5.10	$8.63

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$2,616	$3,673	$7,082	$7,522
Affiliated investments	243	213	470	411
Affiliated investments (PIK)	1,297	940	2,521	1,815
Controlled investments	28	539	98	1,053
Controlled investments (PIK)	-	299	-	583
Total interest income	4,184	5,664	10,171	11,384
Dividend income from:
Non-affiliated, non-controlled investments	-	138	3	211
Controlled investments	480	400	880	800
Total dividend income	480	538	883	1,011
Other income from:
Non-affiliated, non-controlled investments	26	32	56	132
Affiliated investments	-	2	-	2
Affiliated investments (PIK)	75	456	75	456
Controlled investments	3	19	12	39
Total other income	104	509	143	629
Total investment income	$4,768	$6,711	$11,197	$13,024

Expenses:
Management fees	$591	$742	$1,289	$1,448
Incentive fees	228	749	328	1,445
Administration fees	191	241	395	452
Custody fees	19	15	39	30
Directors’ fees	51	49	102	99
Professional services	250	229	507	468
Interest expense	2,390	1,571	4,695	3,025
Other expenses	132	120	274	278
Total expenses	$3,852	$3,716	$7,629	$7,245
Net investment income	$916	$2,995	$3,568	$5,779

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(42)	$410	$(11,498)	$1,018
Repurchase of debt	974	-	1,117	-
Total net realized gain (loss)	932	410	(10,381)	1,018
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	2,472	(1,425)	(17,243)	718
Affiliated investments	(1,030)	(6,693)	(6,115)	(3,570)
Controlled investments	221	335	144	(255)
Total net change in unrealized appreciation (depreciation)	1,663	(7,783)	(23,214)	(3,107)
Net realized and unrealized gains (losses)	$2,595	$(7,373)	$(33,595)	$(2,089)
Net increase (decrease) in net assets resulting from operations	$3,511	$(4,378)	$(30,027)	$3,690

Net investment income per share (basic and diluted):	$0.09	$0.29	$0.35	$0.55
Earnings per share (basic and diluted):	$0.34	$(0.43)	$(2.96)	$0.35
Weighted average shares outstanding (basic and diluted):	10,195,857	10,239,631	10,129,269	10,439,572

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$916	$2,995	$3,568	$5,779
Net realized gain (loss)	932	410	(10,381)	1,018
Net change in unrealized appreciation (depreciation) on investments	1,663	(7,783)	(23,214)	(3,107)
Net increase (decrease) in net assets resulting from operations	3,511	(4,378)	(30,027)	3,690

Distributions to stockholders:
Distributions(1)	(2,552)	(2,529)	(5,058)	(5,166)
Total distributions to stockholders	(2,552)	(2,529)	(5,058)	(5,166)

Capital transactions:
Purchases of common stock	-	(3,407)	-	(5,000)
Common stock distributed	1,350	-	1,350	-
Net increase (decrease) in net assets resulting from capital transactions	1,350	(3,407)	1,350	(5,000)
Total increase (decrease) in net assets	2,309	(10,314)	(33,735)	(6,476)
Net assets at beginning of period	$50,845	$113,954	$86,889	$110,116
Net assets at end of period	$53,154	$103,640	$53,154	$103,640

Capital share activity
Shares outstanding at the beginning of the period	10,062,682	10,460,401	10,062,682	10,652,401
Shares purchased	-	(397,719)	-	(589,719)
Common stock distributed	362,275	-	362,275	-
Shares outstanding at the end of the period	10,424,957	10,062,682	10,424,957	10,062,682

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(30,027)	$3,690
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(39,890)	(94,293)
Net change in short-term investments	10,769	(46,818)
Capitalized payment-in-kind interest	(2,518)	(2,784)
Proceeds from sales of investments	40,869	93,489
Proceeds from principal payments	24,517	15,044
Net realized (gain) loss on investments	11,489	(1,018)
Net change in unrealized (appreciation) depreciation on investments	23,214	3,107
Amortization of premium and accretion of discount, net	(2,469)	(2,713)
Net realized gain on repurchase of debt	(1,117)	-
Amortization of discount (premium) on long term debt	635	298
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(637)	1,065
(Increase) decrease in dividends receivable	(466)	(48)
(Increase) decrease in due from portfolio company	(112)	(36)
(Increase) decrease in due from affiliates	-	(10)
(Increase) decrease in prepaid expenses and other assets	65	404
Increase (decrease) in due to affiliates	77	1,279
Increase (decrease) in interest payable	7	99
Increase (decrease) in accrued expenses and other liabilities	(479)	108
Net cash provided by (used for) operating activities	33,927	(29,137)
Cash flows from financing activities
Purchases of common stock	-	(5,000)
Purchase of debt	(3,375)	-
Issuance of Notes payable	-	40,285
Distributions paid	(4,181)	(7,772)
Net cash provided by (used for) financing activities	(7,556)	27,513
Net increase (decrease) in cash	26,371	(1,624)
Cash, beginning of period	4,606	4,167
Cash, end of period	$30,977	$2,543

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$865	$835
Common stock distributed	$1,350	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$233	$171
Cash paid for interest	$4,048	$2,626

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2020

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	$7,000	$5,719	$2,765
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien, Secured Loan	5	1M L + 8.00%, 9.00% Floor (9.00%)	08/12/2019	11/18/2024	11,312	11,011	10,534
Avanti Communications Group, plc	Wireless Telecommunications Services	1.25 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	05/24/2021	1,079	1,079	1,079
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,944	8,944	8,944
Avanti Communications Group, plc	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	44,378	41,773	27,175
Avanti Communications Group, plc	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	1,258
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	2,851
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (7.50%)	03/28/2019	04/06/2024	8,917	8,787	6,319
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	3M L + 6.00%, 7.00% Floor (7.00%)	03/26/2019	08/23/2022	9,897	9,691	2,886
California Pizza Kitchen, Inc.	Restaurants	2nd Lien, Secured Loan	5	3M L + 10.00%, 11.00% Floor (11.00%)	07/17/2019	08/23/2023	4,300	4,106	190
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	1,097,024	6,565	6,001
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	5,668
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver	5, 10	3M L+ 4.00%, 4.00% Floor (4.30%)	02/19/2020	02/09/2021	-	(80)	-
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver - Unfunded	5, 10	0.50%	02/19/2020	02/09/2021	4,000	-	(51)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (11.50%)	11/03/2016	07/02/2020	319	319	319
The Finance Company	Consumer Finance	1st Lien, Secured Loan B	3, 5, 8	1M L + 11.00%, 11.50% Floor (0.00%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	8,000	7,602	6,889
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (4.06%)	01/27/2020	02/17/2022	2,809	2,006	2,290
Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	5,217	-	(964)
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.43%)	08/02/2019	12/01/2025	4,000	3,758	3,540
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	2,367	2,001	1,965
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	29

OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	323	322	317
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.43%)	01/24/2020	07/01/2024	875	514	799
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	3,500	-	(305)
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5, 8	3M L + 3.50%, 4.50% Floor (0.00%)	07/09/2018	01/31/2021	14,821	12,378	8,517
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	7,856
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (5.19%)	01/29/2019	12/20/2022	4,842	4,319	4,694
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	5,158	-	(426)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,956	11,738
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		3M L + 6.75%, 7.75% Floor (7.75%)	06/17/2019	06/30/2022	2,000	1,991	1,960
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.30%)	11/21/2019	11/02/2023	-	(1,525)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	0.50%	11/21/2019	11/02/2023	10,000	-	(568)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	1,340	1,340	1,340
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	n/a	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (5.75%)	06/27/2019	07/09/2021	9,297	9,041	8,301
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	8,653
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	1,474
Viasat, Inc.	Communications Equipment	Receivable	5	n/a	06/25/2020	09/15/2020	2,000	1,815	1,980
Total Investments excluding Short-Term Investments (275.16% of Net Assets)								253,432	146,261
Short-Term Investments
United States Treasury		Treasury Bill		0%		10/29/2020	75,000	74,964	74,962
Total Short-Term Investments (141.03% of Net Assets)								74,964	74,962
TOTAL INVESTMENTS (416.19% of Net Assets)			13					$328,396	$221,223
Other Liabilities in Excess of Assets (316.19% of Net Assets)									$(168,069)
NET ASSETS									$53,154

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.16%.  The three month (“3M”) LIBOR as of period end was 0.30%.  The six month (“6M”) LIBOR as of period end was 0.37%.

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
(6)

Security pays, or has the option to pay, all of its interest in kind.  As of June 30, 2020, each of the Avanti Communications Group, plc secured bonds pay in kind (“PIK”) and the rates above reflect the PIK interest rates.

(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 26.3% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $4,329; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(112,608); the net unrealized depreciation was $(108,279); the aggregate cost of securities for Federal income tax purposes was $254,540.

As of June 30, 2020, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$121,019	227.67%
Equity/Other	25,242	47.49%
Short-Term Investments	74,962	141.03%
Total	$221,223	416.19%

As of June 30, 2020, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$38,456	72.35%
Internet Media	16,006	30.11%
Chemicals	10,534	19.82%
Food & Staples	10,477	19.71%
Software Services	10,429	19.62%
Retail	10,127	19.05%
Construction Materials Manufacturing	8,301	15.62%
Specialty Finance	7,856	14.78%
Apparel & Textile Products	6,319	11.89%
Oil & Gas	6,001	11.29%
Radio Broadcasting	5,668	10.66%
Restaurants	3,076	5.79%
Hotel Operator	2,851	5.36%
Industrial	2,765	5.20%
Communications Equipment	1,980	3.73%
Metals & Mining	1,965	3.70%
Technology	1,769	3.33%
Real Estate Services	1,340	2.52%
Consumer Finance	563	1.06%
Building Cleaning and Maintenance Services	317	0.60%
Maritime Security Services	29	0.05%
Telecommunications Services	(568)	(1.08)%
Short-Term Investments	74,962	141.03%
Total	$221,223	416.19%

As of June 30, 2020, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$182,738	343.79%
United Kingdom	38,485	72.40%
Total	$221,223	416.19%

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

The Company values its portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board.  Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (1) are independent of the Company, (2) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (3) are able to transact for the asset, and (4) are willing to transact for the asset (that is, they are motivated but not forced or otherwise compelled to do so).

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value.  The Company generally obtains market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers.  Short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value.  Debt and equity securities for which market quotations are not readily available, which is the case for many of the Company’s investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with the Company’s documented valuation policy that has been reviewed and approved by the Board, who also approve in good faith the valuation of such securities as of the end of each quarter.  Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize.  In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available.  Market quotations may be deemed not to represent fair value in certain circumstances where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security.

The valuation process approved by the Board with respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value is as follows:

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

▪

The Company’s audit committee recommends, and the Board approves, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the independent valuation firms (to the extent applicable) and the business judgment of the audit committee and the Board, respectively.

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

Investments in revolvers or delayed draw loans may include unfunded commitments for which the Company’s acquisition cost will be offset by compensation received on the portion of the commitment that is unfunded.  As a result, the purchases of a commitment that is not fully funded may result in a negative cost basis for the funded commitment.  The fair value of the unfunded commitment is adjusted for price appreciation or depreciation and may result in a negative fair value for the unfunded commitment.

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

The Company has not accrued any excise tax expense for the three and six months ended June 30, 2020.  The Company accrued $209 of excise tax expense for the year ended December 31, 2019.

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

Reference Rate Reform In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) by the end of 2021.  If LIBOR ceases to exist, the Company may need to renegotiate outstanding loans to our portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  The amendments are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company adopted the amendments as of March 12, 2020 on a prospective basis and there was no impact to the accompanying financial statements and related disclosures.

Significant Subsidiaries  In May 2020, the Securities and Exchange Commission (“SEC”) adopted amendments to improve financial disclosures about acquisitions and dispositions of businesses.  The rule established investment company-specific disclosure requirements in the event of a fund acquisition and tailored the definition of a significant subsidiary for investment companies.  The amendments will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date.  The Company adopted the amendments as of June 30, 2020.  Under the amended definition of a significant subsidiary, none of the Company’s investments are deemed to be significant subsidiaries.

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

For the three and six months ended June 30, 2020 management fees amounted to $591 and $1,289, respectively. For the three and six months ended June 30, 2019 management fees amounted to $742 and $1,448, respectively.  As of June 30, 2020 and December 31, 2019, $592 and $746 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind (“PIK”) interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of June 30, 2020 was $23,759.  Accrued Unpaid Income includes capitalized PIK income of $14,207 on investments still held at June 30, 2020.  Accrued Unpaid Income as of December 31, 2019 was $23,495, which included capitalized PIK income of $12,279 on investments still held at December 31, 2019.

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

The Company will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid).  “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters.

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

For the six months ended June 30, 2020 and 2019, the Company incurred Income Incentive Fees of $328 and $1,445, respectively.  As of June 30, 2020 and December 31, 2019, $8,484 and $8,157 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the six months ended June 30, 2020 and 2019, the Company incurred expenses under the Administration Agreement of $395 and $452, respectively.  As of June 30, 2020 and December 31, 2019, $254 and $176 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$25,420	$95,599	$121,019
Equity/Other	6,001	-	19,241	25,242
Short Term Investments	74,962	-	-	74,962
Total investment assets	$80,963	$25,420	$114,840	$221,223

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,635	$120,431	$174,066
Equity/Other	-	-	23,549	23,549
Short Term Investments	85,733	-	-	85,733
Total investment assets	$85,733	$53,635	$143,980	$283,348

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2020
Debt	$120,431	$(3,735)	$37,664	$(1,078)	$(21,485)	$(38,005)	$1,807	$95,599
Equity/Other	23,549	-	-	-	(3,484)	(824)	-	19,241
Total investment assets	$143,980	$(3,735)	$37,664	$(1,078)	$(24,969)	$(38,829)	$1,807	$114,840

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2019
Debt	$116,034	$-	$120,050	$(313)	$(6,210)	$(112,879)	$3,749	$120,431
Equity/Other	-	6,231	32,935	-	(14,003)	(1,614)	-	23,549
Total investment assets	$116,034	$6,231	$152,985	$(313)	$(20,213)	$(114,493)	$3,749	$143,980
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2020 totaled $(25,024) consisting of the following: $(21,539) related to debt investments and $(3,485) related to equity.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2019 totaled $(20,664) consisting of the following: $(6,661) related to debt investments and $(14,003) relating to equity/other.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2020.  Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the six months ended June 30, 2020.

One investment with a fair value of $2,353 was transferred from Level 1 to Level 3 during the year ended December 31, 2019 as a result of the shares being delisted from their primary exchange.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2020 and December 31, 2019, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,198	Market Approach	Earnings Multiple	4.00
		Income Approach	Discount Rate	16.50%
	9,395	Income Approach	Discount Rate	14.37% - 52.50% (26.12%)
		Quotes		2.40 - 63.40 (50.50)
	14,184	Market Approach	Earnings Multiple	4.75 - 6.25 (5.70)
	33,455	Income Approach	Discount Rate	2.87% - 40.00% (10.95%)
	775	Income Approach	Implied Yield	4.04% - 10.77% (8.71%)
	592	Asset Recovery / Liquidation(4)
Total Debt	$95,599

Equity/Other	$9,114	Market Approach	Earnings Multiple	2.75 - 4.50 (3.35)
		Income Approach	Discount Rate	15.50% - 43.00% (38.48%)
	8,653	Market Approach	Earnings Multiple	3.66
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$19,241

As of December 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$9,054	Market Approach	EBITDA Multiple	5.50
	(1,262)		Implied Yield	4.09% - 8.09% (7.03%)
	38,225	Market Approach	Earnings Multiple	4.25
		Income Approach	Discount Rate	12.75%
	73,334	Income Approach	Discount Rate	3.45% - 32.50% (12.70%)
	1,080	Asset Recovery / Liquidation(4)
Total Debt	$120,431

Equity/Other	$10,079	Market Approach	Earnings Multiple	2.80 - 4.25 (3.41)
		Income Approach	Discount Rate	12.75% - 39.00% (32.87%)
	11,996	Market Approach	Comparable Price(3)	6.00 - 11.00 (8.75)
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$23,549
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

5.  DEBT

On September 13, 2017, the Company offered $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, the Company sold to several underwriters an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.

The GECCL Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCL Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  The Company pays interest on the GECCL Notes on January 31, April 30, July 31 and October 31 of each year.  The GECCL Notes will mature on September 18, 2022 and can be called on, or after, September 18, 2019.  Holders of the GECCL Notes do not have the option to have the GECCL Notes repaid prior to the stated maturity date.  The GECCL Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

On January 11, 2018, the Company offered $43,000 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes").  On January 19, 2018 and February 9, 2018, the Company sold an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.

The GECCM Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCM Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  The Company pays interest on the GECCM Notes on March 31, June 30, September 30 and December 31 of each year.  The GECCM Notes will mature on January 31, 2025 and can be called on, or after, January 31, 2021.  Holders of the GECCM Notes do not have the option to have the GECCM Notes repaid prior to the stated maturity date.  The GECCM Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

On June 18, 2019, the Company offered $42,500 in aggregate principal amount of 6.50% notes due 2024 (the "GECCN Notes"), which included $2,500 of the GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, the Company sold an additional $2,500 of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.

The GECCN Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCN Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  The Company pays interest on the GECCN Notes on March 31, June 30, September 30 and December 31 of each year beginning September 30, 2019.  The GECCN Notes will mature on June 30, 2024 and can be called on, or after, June 30, 2021.  Holders of the GECCN Notes do not have the option to have the GECCN Notes repaid prior to the stated maturity date.  The GECCN Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities.  These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the six months ended June 30, 2020, the Company repurchased $1,976 in principal amount of the GECCL Notes, $788 in principal amount of the GECCM Notes and $1,727 in principal amount of the GECCN Notes.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

June 30, 2020
GECCL Notes	$30,655	$1,445	N/A	$0.85
GECCM Notes	45,610	1,445	N/A	0.82
GECCN Notes	43,273	1,445	N/A	0.83
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of June 30, 2020, the Company’s asset coverage ratio was approximately 144.5%.  As a result of falling below the Minimum ACR, the Company will be subject to certain limitations on its ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act and the indentures governing our outstanding notes, until such time the Company is above the Minimum ACR.

As of June 30, 2020 and December 31, 2019 the Company was in compliance with all covenants under the indentures.

For the three and six months ended June 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Borrowing interest expense	$2,018	$1,414	$4,060	$2,727
Amortization of acquisition premium	372	157	635	298
Total	$2,390	$1,571	$4,695	$3,025
Weighted average interest rate(1)	7.86%	7.38%	7.67%	7.37%
Average outstanding balance	$122,240	$85,100	$123,125	$82,081
(1)	Annualized.

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

	June 30, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,655	$30,655	$27,565
Unsecured Debt - GECCM Notes	45,610	45,610	36,762
Unsecured Debt - GECCN Notes	43,273	43,273	32,472
Total	$119,538	$119,538	$96,799

	December 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,918
Unsecured Debt - GECCM Notes	46,398	46,398	46,888
Unsecured Debt - GECCN Notes	45,000	45,000	45,180
Total	$124,029	$124,029	$124,986

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2020, the Company had approximately $36,785 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2020 are included in the Company’s Statement of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decreases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. The Company intends to continue to monitor the matter and will assess the need to defend the matter further as necessary.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, the Company continues to pursue the initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.  In September 2019, the Company received a judgment in the Company’s favor from the District Court of Caldwell County, Texas.

In September 2018, the Company (as successor by merger to Full Circle), the other lenders, and the lender trustee under PEAKS Trust 2009-11 (“PEAKS Trust”), were named as defendants in a claim brought by the Chapter 7 trustee in the ITT Educational Services bankruptcy. Full Circle purchased via assignment a portion of the PEAKS Trust senior secured facility from Deutsche Bank Trust Company Americas in December 2016. The PEAKS Trust senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc. (“ITT”). In September 2016, ITT and its affiliates filed for relief under Chapter 7 of the Bankruptcy Code. Following the Chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including GECC. On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement. Though the final settlement has not been entered into or approved, the Company estimates that its potential exposure to loss is approximately $250.  The Company is continuing to monitor these proceedings.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$10.34
Net investment income	0.35	0.55
Net realized gains	(1.02)	0.10
Net change in unrealized appreciation (depreciation)	(2.36)	(0.29)
Net increase (decrease) in net assets resulting from operations	(3.03)	0.36
Accretion from share buybacks	-	0.10
Distributions declared from net investment income(2)	(0.50)	(0.50)
Net decrease resulting from distributions to common stockholders	(0.50)	(0.50)
Net asset value, end of period	$5.10	$10.30
Per share market value, end of period	$4.26	$8.70

Shares outstanding, end of period	10,424,957	10,062,682
Total return based on net asset value(3)	(34.99)%	4.80%
Total return based on market value(3)	(38.17)%	17.56%

Ratio/Supplemental Data:
Net assets, end of period	$53,154	$103,640
Ratio of total expenses to average net assets (4),(5)	24.57%	14.05%
Ratio of incentive fees to average net assets(4)	0.54%	2.80%
Ratio of net investment income to average net assets(4),(5)	12.29%	11.21%
Portfolio turnover	29%	51%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the six months ended June 30, 2020 and 2019 average net assets were $61,093 and $103,964, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at June 30, 2020 represented 72% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at June 30, 2020 represented 16% of the Company's net assets.

Fair value as of June 30, 2020 along with transactions during the six months ended June 30, 2020 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2020
Issue(1)	Fair value at December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2020	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.25 Lien, Secured Bond	$-	$1,079	$-	$-	$-	$1,079	$23	$75	$-
1.5 Lien, Secured Bond	8,413	531	-	-	-	8,944	543	-	-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	-	-	-	-	-
2nd Lien, Secured Bond	29,812	2,382	-	-	(5,019)	27,175	2,425	-	-
Equity (9% of class)	2,353	-	-	-	(1,095)	1,258	-	-	-
	40,578	3,992	-	-	(6,114)	38,456	2,991	75	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	30	-	-	-	(1)	29	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	30	-	-	-	(1)	29	-	-	-

Totals	$40,608	$3,992	$-	$-	$(6,115)	$38,485	$2,991	$75	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$806	$574	$1,061	$-	$-	$319	$35	$12	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	244	-	-	-	-	244	63	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,050	574	1,061	-	-	563	98	12	-

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	819	-	516	-	14	317	-	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	819	-	516	-	14	317	-	-	-

Prestige Capital Corporation
Equity (80% of class)	7,726	-	-	-	130	7,856	-	-	880

Totals	$9,595	$574	$1,577	$-	$144	$8,736	$98	$12	$880
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
(2)

Gross additions include increases resulting from new or additional portfolio investments, capitalized PIK income, accretion of discounts and the exchange of one or more existing securities for one or more new securities.

(3)	Gross reductions include decreases resulting from principal collections related to investment repayments or sales and the exchange of one or more existing securities for one or more new securities.
(4)	Income amounts include accrued PIK income.

10.  SUBSEQUENT EVENTS

On July 15, 2020, the Company distributed 164,614 shares in connection with the June 30, 2020 distribution.

In July 2020:

•	the Company purchased 800,000 preferred shares in Crestwood Equity Partners LP for approximately $5,000.
•	the Company purchased $3,000 in par value of First Brands Group, LLC 1st lien term loan at 94% of par value.
•	the Company purchased $2,752 in par value of Tensar Corp. 2nd lien term loan at 76% of par value.

On July 30, 2020, California Pizza Kitchen, Inc. (“CPK”) filed for bankruptcy.  As of June 30, 2020, the Company held $9,897 in par value of CPK 1st lien secured loan and $4,300 in par value of CPK 2nd lien secured loan.  In connection with the bankruptcy filing, CPK has entered into a restructuring support agreement with certain of its lenders, including the Company.

In August 2020, the Company purchased $4,201 in par value of CPK debtor-in-possession term loan at 85% of par value.

The Board declared monthly distributions for the fourth quarter of 2020 at an annual rate of approximately 19.5% of the Company’s June 30, 2020 NAV, which equates to $0.083 per month.  All of the monthly distributions are from net investment income.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.  The distributions will be paid in cash or shares of the Company’s common stock at the election of shareholders, although the total amount of cash to be distributed to all shareholders will be limited to approximately 10% of the total distributions to be paid to all shareholders. The remainder of the distributions (approximately 90%) will be paid in the form of shares of the Company’s common stock, in accordance with applicable law and the indentures governing the Company’s outstanding notes.