Form 10-Q
period 2020-09-30
Great Elm Capital Corp.
filed 2020-11-09
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, the registrant had 21,975,334 shares of common stock, $0.01 par value per share, outstanding.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions.  The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	serious disruptions and catastrophic events, including the impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic on the global economy;
▪	our expected financings and investments;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and equity investments.  Our investment focus is on debt obligations of middle-market companies which are traded in the institutional credit markets. We invest primarily in the debt of middle-market companies as well as small businesses, generally in the form of senior secured and unsecured notes, as well as senior secured loans, junior loans and mezzanine debt.  We will from time to time make investments in preferred equity, control equity investments in specialty finance businesses and equity investments as part of restructuring credits.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2018 and 2019 and the nine months ended September 30, 2020:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2018	$63,220	$(29,069)	14.80%
Quarter ended June 30, 2018	37,927	(27,729)	11.10%
Quarter ended September 30, 2018	38,969	(37,991)	11.60%
Quarter ended December 31, 2018	34,849	(40,028)	12.00%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.30%
Quarter ended June 30, 2019	62,238	(37,802)	11.40%
Quarter ended September 30, 2019	45,873	(44,531)	11.00%
Quarter ended December 31, 2019	14,800	(9,616)	10.80%
For the year ended December 31, 2019	177,757	(151,818)

Quarter ended March 31, 2020	31,882	(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
For the Nine Months Ended September 30, 2020	$82,290	$(84,954)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2020 and the year ended December 31, 2019.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Beginning Investment Portfolio, at fair value	$197,615	$184,186
Portfolio Investments acquired(1)	82,290	177,757
Amortization of premium and accretion of discount, net	3,583	5,982
Portfolio Investments repaid or sold(2)	(84,954)	(151,818)
Net change in unrealized appreciation (depreciation) on investments	(17,298)	(19,792)
Net realized gain (loss) on investments	(11,750)	1,300
Ending Investment Portfolio, at fair value	$169,486	$197,615
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$39,334	23.21%	$40,578	20.53%
Specialty Finance	19,423	11.46%	7,726	3.91%
Internet Media	18,157	10.71%	15,923	8.06%
Construction Materials Manufacturing	16,220	9.57%	7,792	3.94%
Oil & Gas	12,710	7.50%	-	-%
Retail	9,472	5.59%	13,470	6.82%
Food & Staples	8,189	4.83%	20,975	10.61%
Restaurants	7,907	4.67%	11,972	6.06%
Software Services	6,583	3.88%	25,456	12.88%
Radio Broadcasting	5,393	3.18%	7,795	3.94%
Apparel & Textile Products	5,062	2.99%	8,744	4.42%
Chemicals	4,550	2.67%	6,917	3.50%
Industrial	3,120	1.84%	4,200	2.13%
Transportation Equipment Manufacturing	2,904	1.71%	-	-%
Hotel Operator	2,894	1.71%	3,361	1.70%
Technology	2,776	1.64%	-	-%
Metals & Mining	2,078	1.23%	-	-%
Communications Equipment	2,006	1.18%	-	-%
Real Estate Services	500	0.30%	2,065	1.04%
Consumer Finance	343	0.20%	1,050	0.53%
Building Cleaning and Maintenance Services	162	0.10%	819	0.41%
Maritime Security Services	30	0.02%	30	0.02%
Gaming, Lodging & Restaurants	-	-%	12,127	6.14%
Water Transport	-	-%	8,001	4.05%
Consulting	-	-%	(458)	(0.23)%
Telecommunications Services	(327)	(0.19)%	(928)	(0.47)%
Total	$169,486	100.00%	$197,615	99.99%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$5,951	$0.56	$7,002	$0.70	$17,148	$1.66	$20,026	$1.94
Interest income	4,375	0.41	6,200	0.62	14,546	1.41	17,584	1.71
Dividend income	1,281	0.12	676	0.07	2,164	0.21	1,687	0.16
Other income	295	0.03	126	0.01	438	0.04	755	0.07
(1)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three and nine months ended September 30, 2020, interest income includes non-cash PIK income of $1.3 million and $3.8 million, respectively. For the three and nine months ended September 30, 2019, interest income includes non-cash PIK income of $1.2 million and $3.6 million, respectively.

Interest income decreased for the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year due to exits from certain high income-generating positions, such as PE Facility Solutions, LLC (“PEFS”), and SESAC Holdco II LLC (“SESAC”) in the third quarter of 2019 and Commercial Barge Line Company (“Commercial Barge”) in the first quarter of 2020, as well as general downward trends in the London Interbank Offered Rate (“LIBOR”), the primary base rate referenced in our floating rate debt investments.  In addition, during the nine months ended September 30, 2020, several investments, including Davidzon Radio, Inc., PFS Holdings Corp. (“PFS”) and California Pizza Kitchen (“CPK”) 2nd lien loan, were put on nonaccrual status resulting in lower interest income for the current period than if interest payments had continued per the terms of each respective loan.  Investments are expected to remain on non-accrual status absent an indication that interest payments will resume in the future.

Dividend income has increased for the three and nine months ended September 30, 2020 as a result of increased dividend payments from our investment in Prestige Capital Finance, LLC.

The decrease in other income for the nine months ended September 30, 2020 as compared to the corresponding period in the prior year is primarily attributable to commitment and funding fees earned on our May 2019 investment in Avanti’s 1.5 lien senior secured notes.

As discussed under “—Recent Developments”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company.  In addition, the three and nine months ended September 30, 2020 saw significant decreases in LIBOR, the primary base rate referenced in our floating rate debt investments.  If interest rates stay depressed or continue to decrease further and we are otherwise unable to offset these reductions by investing in other debt instruments with higher interest rates we will see further decreases in our investment income.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$4,018	$0.38	$4,383	$0.44	$11,647	$1.13	$11,628	$1.13
Management fees	609	0.06	759	0.08	1,898	0.18	2,207	0.21
Incentive fees	482	0.05	654	0.06	810	0.08	2,099	0.20
Total advisory and management fees	$1,091	$0.11	$1,413	$0.14	$2,708	$0.26	$4,306	$0.42
Administration fees	152	0.01	282	0.03	547	0.05	734	0.07
Directors’ fees	49	0.00	51	0.01	151	0.01	150	0.01
Interest expense	2,225	0.21	2,308	0.23	6,920	0.67	5,333	0.52
Professional services	287	0.03	243	0.02	794	0.08	711	0.07
Custody fees	20	0.00	15	0.00	59	0.01	45	0.00
Other	194	0.02	71	0.01	468	0.05	349	0.03
(1)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.

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

Overall expenses for the three months ended September 30, 2020 decreased as compared to the three months ended September 30, 2019 primarily due to decreases in incentive fees and management fees. For the nine months ended September 30, 2020 overall expenses were consistent with the nine months ended September 30, 2019, with decreases in management and incentive fees offset by increases in interest expense.  The increase in interest expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is due to the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019 which resulted in a weighted average outstanding debt balance of $119.1 million and $121.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $123.9 million and $96.2 million for the three and nine months ended September 30, 2019, respectively.

The decrease in incentive fees for the three and nine months ended September 30, 2020 as compared to the corresponding periods in the prior year is the result of decreases in pre-incentive fee net investment income as a result of the decreased investment income discussed under “—Investment Income” above and the increase in interest expense.  In addition, incentive fees for the nine months ended September 30, 2020 included a reversal of approximately $0.4 million in incentive fees accrued in prior periods.  This reversal was primarily attributable to the sale of Commercial Barge in February 2020, for which the resulting proceeds did not fully cover the accreted cost of the investment.  Excluding the impact of the reversal, incentive fees would have been approximately $0.6 million for the three months ended March 31, 2020.

Realized Gains (Losses)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(142)	$(0.02)	$251	$0.02	$(10,523)	$(1.02)	$1,269	$0.12
Gross realized gain	361	0.03	252	0.03	2,248	0.22	2,096	0.20
Gross realized loss	(503)	(0.05)	(1)	(0.00)	(12,771)	(1.24)	(827)	(0.08)
(1)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.

During the three months ended September 30, 2020, net realized losses were primarily driven by the realized losses of approximately $0.3 million on the APTIM Corp. 1st lien bond (“APTIM”) during the quarter. Realized gains for the three months ended September 30, 2020 includes approximately $0.1 million in realized gain on repurchases of debt below par. During the nine months ended September 30, 2020, net realized losses on investments were primarily driven by the sales of Commercial Barge and Full House Resorts, Inc. (“Full House”) during the period, for which we recognized realized losses of $9.8 million and $1.3 million, respectively. Realized gains for the nine months ended September 30, 2020 includes approximately $1.2 million in realized gain on repurchases of debt below par.

During the three months ended September 30, 2019, net realized gains were primarily driven by realized gains of approximately $0.2 million on the partial repayment of our investment in PEFS first lien secured loan B and approximately $0.1 million on the sale of our investment in SESAC second lien secured loan. During the nine months ended September 30, 2019, net realized gains were largely driven by the sales of our investments in International Wire Group, Inc. (“International Wire”) and Michael Baker International, LLC secured bonds which resulted in realized gains of approximately $1.1 million and $0.4 million, respectively.  These realized gains were partially offset by gross realized losses for the nine months ended September 30, 2019 which were primarily comprised of the realized loss of approximately $0.8 million on the sale of our investment in Sungard Availability Services Capital, Inc. secured loan.

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net unrealized appreciation/ (depreciation)	$5,913	$0.56	$(12,516)	$(1.24)	$(17,301)	$(1.68)	$(15,623)	$(1.51)
Unrealized appreciation	8,940	0.84	974	0.10	12,036	1.17	3,871	0.38
Unrealized depreciation	(3,027)	(0.28)	(13,490)	(1.34)	(29,337)	(2.85)	(19,494)	(1.89)

(1)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020, respectively.
(2)	The per share amounts are based on a weighted average of 10,062,682 and 10,312,561 outstanding common shares for the three and nine months ended September 30, 2019, respectively.

During the three months ended September 30, 2020, we recognized unrealized appreciation of approximately $2.0 million on our investment in Prestige Capital Finance, LLC common equity and approximately $1.1 million on our investment in APTIM 1st lien bond. We recognized unrealized depreciation of approximately $1.2 million on our position in Boardriders, Inc.

During the nine months ended September 30, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $4.8 million on our investment in Avanti Communications Group, plc (“Avanti”) 2nd lien secured bond, approximately $3.6 million on our investment in Boardriders, Inc. 1st lien loan and approximately $5.2 million and $3.3 million on our investment in CPK 1st lien loan and 2nd lien loan, respectively.

Unrealized appreciation for the nine months ended September 30, 2020 was primarily due to the sale of Commercial Barge in February 2020, for which we realized approximately $6.3 million of previously unrealized losses.

For each of the three and nine months ended September 30, 2019, the net unrealized depreciation was largely driven by decreases in the valuation of portfolio investments, increases in our cost basis due to accretion of discount on loans and debt securities and the exit of investments which had unrealized appreciation in prior periods. Net unrealized depreciation for the nine months ended September 30, 2019 included unrealized depreciation of $7.7 million, $3.7 million and $1.9 million on our investments in Avanti debt and equity, Commercial Barge and PFS, respectively.  For the three months ended September 30, 2019, net unrealized depreciation included unrealized depreciation of $4.1 million, $2.5 million and $2.3 million on our investments in Avanti debt and equity, Tru Taj, LLC (“Tru Taj”) common equity and Commercial Barge, respectively.  The unrealized depreciation on our investments in Commercial Barge and PFS includes decreases in the fair value of each investment and increases in our cost basis as a result of the accretion of OID.

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

Liquidity and Capital Resources

This “—Liquidity and Capital Resources” discussion should be read in conjunction with the discussion of COVID-19 under “—Recent Developments—COVID 19”.

At September 30, 2020, we had approximately $12.6 million of cash and cash equivalents and $0.6 million of restricted cash.

At September 30, 2020, we had investments in 34 debt instruments across 25 companies, totaling approximately $136.1 million at fair value and eight equity investments in seven companies, totaling approximately $33.4 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2020, we had approximately $46.2 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our September 30, 2020 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2020, net cash provided by operating activities was approximately $17.2 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash provided by purchases and proceeds from sales of investments was approximately $8.3 million, reflecting payments for additional investments of $75.1 million, offset by proceeds from principal repayments and sales of $83.4 million.  Such amounts include draws and repayments on revolving credit facilities.

For the nine months ended September 30, 2020, net cash used for financing activities was $8.6 million, which consisted of $4.5 million in distributions to investors and $4.1 million in repurchases of our debt.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$30,293	$-	$30,293	$-	$-
GECCM Notes	45,610	-	-	45,610	-
GECCN Notes	42,823	-	-	42,823	-
Total	$118,726	$-	$30,293	$88,433	$-

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended September 30, 2020.

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCL Notes outstanding as of September 30, 2020 is $30.3 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes” and, together with the GECCL Notes and GECCM Notes, the “Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of September 30, 2020 is $45.6 million.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of September 30, 2020 is $42.8 million.

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

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the nine months ended September 30, 2020, we repurchased $2.3 million in principal amount of the GECCL Notes $0.8 million in principal amount of the GECCM Notes and $2.2 million in principal amount of the GECCN Notes.

As of September 30, 2020, our asset coverage ratio was approximately 150.9%.  We are subject to a minimum asset coverage ratio of 150%.

Recent Developments

On October 1, 2020, we announced the final results of our non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $2.95 per share.  In total, we sold 10,761,950 shares of our common stock for aggregate gross proceeds of approximately $31.7 million.

Our Board set distributions for the quarter ending March 31, 2021 at a rate of $0.10 per quarter.  All of the distribution is from net investment income.  The schedule of distribution payment will be established by GECC pursuant to authority granted by our Board.  The distribution will be paid in cash.

In October 2020:

•	we purchased 43,993 preferred shares in Blueknight Energy Partners L.P. (“Blueknight”) for approximately $0.3 million.
•	we purchased $1.0 million in par value of Peninsula Pacific Entertainment, LLC (“Pacific Peninsula”) secured bonds at 100% of par value.
•	we sold $1.0 million in par value of Peninsula Pacific secured bonds at approximately 103% of par value.
•	we purchased $2.0 million in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 90% of par value.
•	$2.0 million of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	we purchased $3.0 million in par value of Viasat, Inc. receivable at 90% of par value.
•	we purchased $1.0 million in par value of Cars.com, Inc. secured bonds at 100% of par value.
•	we sold $1.0 million in par value of Cars.com, Inc. unsecured bonds at 100% of par value.
•	we purchased $0.2 million in par value of CPK second lien term loan at approximately 1% of par value.
•	we purchased $2.0 million in par value of Par Petroleum, LLC secured bonds at approximately 81% of par value.

In November 2020:

•	we purchased 30,000 preferred shares in Blueknight for approximately $0.2 million.

COVID-19

The global outbreak of the COVID-19 has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time.  The operational and financial performance of some of the portfolio companies in which we make investments has been and may further be significantly impacted by COVID-19, which may in turn impact the valuation of our investments, results of our operations and cash flows.

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

We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business and supply-chain disruptions, the extent to which the COVID-19 pandemic will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Our portfolio is diversified across multiple industries and the direct and indirect impacts of the COVID-19 pandemic will be dependent on the specific circumstances for each portfolio company.  For example, companies that derive revenues through in-person interactions with customers, such as restaurants and retail stores, have been and may be subject to reduced capacity or shutdowns based on local government advisories and regulations.  For example, CPK filed for bankruptcy in July 2020.  Other companies may be better able to adapt to the changing environment by moving their workforce to a remote-working model and leveraging technology solutions to interact with customers.

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

We have had a significant reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of September 30, 2020 was largely the result of decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, approximately $142.4 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of September 30, 2020, ten debt investments in our portfolio bore interest at a fixed rate, and the remaining 24 debt investments were at variable rates, representing approximately $95.5 million and $142.4 million in principal debt, respectively.  As of December 31, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $71.9 million and $174.3 million in principal debt, respectively.  The variable rates are based upon the LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of September 30, 2020.  We have also assumed that there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$2,351
2.00%	1,567
1.00%	784
(1.00)%	(39)
(2.00)%	(39)
(3.00)%	(39)
(1)

Several of our debt investments with variable rates contain a LIBOR floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such LIBOR floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at September 30, 2020, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes in risk factors in the period covered by this report.  See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2020.

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

GREAT ELM CAPITAL CORP.

Date: November 9, 2020	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: November 9, 2020	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $144,747 and $168,269, respectively)	$110,194	$147,412
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $74,983 and $85,733, respectively)	74,980	85,733
Affiliated investments, at fair value (amortized cost of $107,256 and $102,704, respectively)	39,364	40,608
Controlled investments, at fair value (amortized cost of $18,740 and $10,601, respectively)	19,928	9,595
Total investments	244,466	283,348

Cash and cash equivalents	12,570	4,606
Restricted cash	600	-
Receivable for investments sold	1,531	-
Interest receivable	4,091	2,350
Dividends receivable	-	14
Due from portfolio company	750	617
Due from affiliates	-	15
Prepaid expenses and other assets	497	89
Total assets	$264,505	$291,039

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $566 and $839, respectively)	$29,727	$31,792
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,107 and $1,321, respectively)	44,503	45,078
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,639 and $2,058, respectively)	41,184	42,942
Payable for investments purchased	77,120	72,749
Interest payable	366	354
Distributions payable	908	1,338
Accrued incentive fees payable	8,967	8,157
Due to affiliates	781	997
Accrued expenses and other liabilities	485	743
Total liabilities	$204,041	$204,150

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,941,770 shares issued and outstanding and 10,062,682 shares issued and outstanding, respectively)	$109	$101
Additional paid-in capital	196,742	193,114
Accumulated losses	(136,387)	(106,326)
Total net assets	$60,464	$86,889
Total liabilities and net assets	$264,505	$291,039
Net asset value per share	$5.53	$8.63

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$2,718	$4,477	$9,800	$11,999
Affiliated investments	246	216	716	627
Affiliated investments (PIK)	1,321	1,124	3,842	2,939
Controlled investments	90	282	188	1,335
Controlled investments (PIK)	-	101	-	684
Total interest income	4,375	6,200	14,546	17,584
Dividend income from:
Non-affiliated, non-controlled investments	401	196	404	407
Controlled investments	880	480	1,760	1,280
Total dividend income	1,281	676	2,164	1,687
Other income from:
Non-affiliated, non-controlled investments	295	5	351	137
Affiliated investments	-	-	-	2
Affiliated investments (PIK)	-	108	75	564
Controlled investments	-	13	12	52
Total other income	295	126	438	755
Total investment income	$5,951	$7,002	$17,148	$20,026

Expenses:
Management fees	$609	$759	$1,898	$2,207
Incentive fees	482	654	810	2,099
Administration fees	152	282	547	734
Custody fees	20	15	59	45
Directors’ fees	49	51	151	150
Professional services	287	243	794	711
Interest expense	2,225	2,308	6,920	5,333
Other expenses	194	71	468	349
Total expenses	$4,018	$4,383	$11,647	$11,628
Net investment income	$1,933	$2,619	$5,501	$8,398

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(262)	$97	$(11,760)	$1,115
Controlled investments	-	154	-	154
Repurchase of debt	120	-	1,237	-
Total net realized gain (loss)	(142)	251	(10,523)	1,269
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	3,544	(8,075)	(13,699)	(7,357)
Affiliated investments	319	(4,096)	(5,796)	(7,666)
Controlled investments	2,050	(345)	2,194	(600)
Total net change in unrealized appreciation (depreciation)	5,913	(12,516)	(17,301)	(15,623)
Net realized and unrealized gains (losses)	$5,771	$(12,265)	$(27,824)	$(14,354)
Net increase (decrease) in net assets resulting from operations	$7,704	$(9,646)	$(22,323)	$(5,956)

Net investment income per share (basic and diluted):	$0.18	$0.26	$0.53	$0.81
Earnings per share (basic and diluted):	$0.72	$(0.96)	$(2.17)	$(0.58)
Weighted average shares outstanding (basic and diluted):	10,660,894	10,062,682	10,307,771	10,312,561

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,933	$2,619	$5,501	$8,398
Net realized gain (loss)	(142)	251	(10,523)	1,269
Net change in unrealized appreciation (depreciation) on investments	5,913	(12,516)	(17,301)	(15,623)
Net increase (decrease) in net assets resulting from operations	7,704	(9,646)	(22,323)	(5,956)

Distributions to stockholders:
Distributions(1)	(2,681)	(2,505)	(7,739)	(7,671)
Total distributions to stockholders	(2,681)	(2,505)	(7,739)	(7,671)

Capital transactions:
Purchases of common stock	-	-	-	(5,000)
Common stock distributed	2,287	-	3,637	-
Net increase (decrease) in net assets resulting from capital transactions	2,287	-	3,637	(5,000)
Total increase (decrease) in net assets	7,310	(12,151)	(26,425)	(18,627)
Net assets at beginning of period	$53,154	$103,640	$86,889	$110,116
Net assets at end of period	$60,464	$91,489	$60,464	$91,489

Capital share activity
Shares outstanding at the beginning of the period	10,424,957	10,062,682	10,062,682	10,652,401
Shares purchased	-	-	-	(589,719)
Common stock distributed	516,813	-	879,088	-
Shares outstanding at the end of the period	10,941,770	10,062,682	10,941,770	10,062,682

(1)	Distributions were from net investment income for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(22,323)	$(5,956)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(75,086)	(167,138)
Net change in short-term investments	10,750	(18,015)
Capitalized payment-in-kind interest	(2,833)	(3,077)
Proceeds from sales of investments	48,097	100,229
Proceeds from principal payments	35,326	52,860
Net realized (gain) loss on investments	11,750	(1,269)
Net change in unrealized (appreciation) depreciation on investments	17,301	15,623
Amortization of premium and accretion of discount, net	(3,583)	(4,210)
Net realized gain on repurchase of debt	(1,237)	-
Amortization of discount (premium) on long term debt	906	557
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,741)	124
(Increase) decrease in dividends receivable	14	(38)
(Increase) decrease in due from portfolio company	(133)	(50)
(Increase) decrease in due from affiliates	15	(10)
(Increase) decrease in prepaid expenses and other assets	(408)	285
Increase (decrease) in due to affiliates	594	2,049
Increase (decrease) in interest payable	12	8
Increase (decrease) in accrued expenses and other liabilities	(258)	(188)
Net cash provided by (used for) operating activities	17,163	(28,216)
Cash flows from financing activities
Purchases of common stock	-	(5,000)
Purchase of debt	(4,067)	-
Issuance of Notes payable	-	42,696
Distributions paid	(4,532)	(10,277)
Net cash provided by (used for) financing activities	(8,599)	27,419
Net increase (decrease) in cash	8,564	(797)
Cash and cash equivalents and restricted cash, beginning of period	4,606	4,167
Cash and cash equivalents and restricted cash, end of period	$13,170	$3,370

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$908	$835
Common stock distributed	$3,637	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$233	$171
Cash paid for interest	$6,022	$4,768

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$12,570	$4,606
Restricted cash	600	$-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$13,170	$4,606

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,370	$4,167
Restricted cash	-	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$3,370	$4,167

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2020

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	$6,000	$4,953	$3,120
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien, Secured Loan	5	1M L + 8.00%, 9.00% Floor (9.00%)	08/12/2019	11/18/2024	4,644	4,512	4,550
Avanti Communications Group, plc	Wireless Telecommunications Services	1.25 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	05/24/2021	1,113	1,113	1,113
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	9,225	9,225	9,225
Avanti Communications Group, plc	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	44,378	42,018	27,657
Avanti Communications Group, plc	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	1,339
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	2,894
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (7.50%)	03/28/2019	04/06/2024	8,894	8,772	5,062
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	1M L + 6.00%, 7.00% Floor (7.00%)	03/26/2019	08/23/2022	9,897	9,713	3,317
California Pizza Kitchen, Inc.	Restaurants	Debtor in Possession Loan	5	1M L + 10.00%, 11.50% Floor (11.50%)	08/03/2020	01/03/2021	4,464	4,067	4,463
California Pizza Kitchen, Inc.	Restaurants	2nd Lien, Secured Loan	5, 8	1M L + 10.00%, 11.00% Floor (0.00%)	07/17/2019	08/23/2023	4,300	4,106	127
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	2,157,906	12,912	12,710
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	5,393
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver	5, 10	3M L+ 4.00%, 4.00% Floor (4.23%)	02/19/2020	02/09/2021	-	(49)	-
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver - Unfunded	5, 10	0.38%	02/19/2020	02/09/2021	4,000	-	(29)
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	5	2M L + 7.50%, 8.50% Floor (8.50%)	07/23/2020	02/02/2024	2,981	2,810	2,904
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (11.50%)	11/03/2016	07/02/2020	99	99	99
The Finance Company	Consumer Finance	1st Lien, Secured Loan B	3, 5, 8	1M L + 11.00%, 11.50% Floor (0.00%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288,000	-	-
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	4,000	3,856	3,746
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (4.17%)	01/27/2020	02/17/2022	2,809	2,057	2,596

Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	5,217	-	(395)
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.40%)	08/02/2019	12/01/2025	3,000	2,816	2,837
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	2,367	2,015	2,078
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	164	164	162
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	875	514	821
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	3,500	-	(217)
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5, 8	3M L + 3.50%, 4.50% Floor (0.00%)	07/09/2018	01/31/2021	14,821	12,378	8,189
Prestige Capital Finance, LLC	Specialty Finance	Receivable	3, 5	13.00%	09/11/2020	09/11/2021	2,830	2,830	2,830
Prestige Capital Finance, LLC	Specialty Finance	Receivable - Unfunded	3, 5	13.00%	09/11/2020	09/11/2021	3,170	-	-
Prestige Capital Finance, LLC	Specialty Finance	Receivable	3, 5	13.00%	08/27/2020	09/28/2021	3,627	3,627	3,627
Prestige Capital Finance, LLC	Specialty Finance	Receivable - Unfunded	3, 5	13.00%	08/27/2020	09/28/2021	5,373	-	-
Prestige Capital Finance, LLC	Specialty Finance	Receivable	3, 5	13.00%	09/29/2020	09/29/2021	3,063	3,063	3,063
Prestige Capital Finance, LLC	Specialty Finance	Receivable - Unfunded	3, 5	13.00%	09/29/2020	09/29/2021	2,937	-	-
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	9,903
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.81%)	01/29/2019	12/20/2022	6,947	6,474	6,731
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	3,053	-	(206)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,956	11,632
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.23%)	11/21/2019	11/02/2023	-	(1,481)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	0.50%	11/21/2019	11/02/2023	10,000	-	(327)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	500	500	500
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	n/a	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (5.75%)	06/27/2019	07/09/2021	9,297	9,101	9,099
Tensar Corp.	Construction Materials Manufacturing	2nd Lien, Secured Loan		3M L + 8.50%, 9.50% Floor (9.50%)	07/23/2020	07/09/2022	8,452	6,622	7,121
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	8,635
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	837
Viasat, Inc.	Communications Equipment	Receivable	5	n/a	06/25/2020	09/15/2020	2,000	2,000	2,006
Total Investments excluding Short-Term Investments (280.31% of Net Assets)								270,743	169,486
Short-Term Investments

United States Treasury	Treasury Bill		0%	03/30/2019	12/31/2020	75,000	74,983	74,980
Total Short-Term Investments (124.01% of Net Assets)							74,983	74,980
TOTAL INVESTMENTS (404.32% of Net Assets)		13					$345,726	$244,466
Other Liabilities in Excess of Assets (304.32% of Net Assets)								$(184,002)
NET ASSETS								$60,464

(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.15%. The two month (“2M”) LIBOR as of period end was 0.19%. The three month (“3M”) LIBOR as of period end was 0.23%.  The six month (“6M”) LIBOR as of period end was 0.26%.

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
(6)

Security pays, or has the option to pay, all of its interest in kind.  As of September 30, 2020, each of the Avanti Communications Group, plc secured bonds pay in kind (“PIK”) and the rates above reflect the PIK interest rates.

(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 28.2% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $6,881; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(109,246); the net unrealized depreciation was $(102,365); the aggregate cost of securities for Federal income tax purposes was $271,851.

As of September 30, 2020, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$136,062	225.03%
Equity/Other	33,424	55.28%
Short-Term Investments	74,980	124.01%
Total	$244,466	404.32%

As of September 30, 2020, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$39,334	65.05%
Specialty Finance	19,423	32.12%
Internet Media	18,157	30.03%
Construction Materials Manufacturing	16,220	26.83%
Oil & Gas	12,710	21.02%
Retail	9,472	15.66%
Food & Staples	8,189	13.54%
Restaurants	7,907	13.08%
Software Services	6,583	10.89%
Radio Broadcasting	5,393	8.92%
Apparel & Textile Products	5,062	8.37%
Chemicals	4,550	7.52%
Industrial	3,120	5.16%
Transportation Equipment Manufacturing	2,904	4.80%
Hotel Operator	2,894	4.79%
Technology	2,776	4.59%
Metals & Mining	2,078	3.44%
Communications Equipment	2,006	3.32%
Real Estate Services	500	0.83%
Consumer Finance	343	0.57%
Building Cleaning and Maintenance Services	162	0.27%
Maritime Security Services	30	0.05%
Telecommunications Services	(327)	(0.54)%
Short-Term Investments	74,980	124.01%
Total	$244,466	404.32%

As of September 30, 2020, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$192,721	318.74%
United Kingdom	51,745	85.58%
Total	$244,466	404.32%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	$7,000	$5,629	$4,200
ASP Chromaflo Technologies Corp.	Chemicals	2nd Lien Secured Loan	5	1M L + 8.00%, 9.00% Floor (9.80%)	08/12/2019	11/18/2024	6,992	6,763	6,917
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	8,413	8,413	8,413
Avanti Communications Group, plc	Wireless Telecommunications Services	1.5 Lien, Secured Bond - Unfunded	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	-	-	-
Avanti Communications Group, plc	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	42,467	39,391	29,812
Avanti Communications Group, plc	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	2,353
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1ML + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	3,361
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (8.30%)	03/28/2019	04/06/2024	8,962	8,819	8,744
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan		3M L + 6.00%, 7.00% Floor (7.91%)	03/26/2019	08/23/2022	9,923	9,671	8,524
California Pizza Kitchen, Inc.	Restaurants	2nd Lien Secured Loan	5	3M L + 10.00%, 11.00% Floor (11.91%)	07/17/2019	08/23/2023	4,300	4,080	3,448
Commercial Barge Line Company	Water Transport	1st Lien, Secured Loan		3M L + 8.75%, 9.75% Floor (10.68%)	05/17/2017	11/12/2020	15,883	14,315	8,001
Cooke Omega Investments, Inc.	Food & Staples	Bond		8.50%	09/19/2019	12/15/2022	3,000	2,927	3,022
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 9	1ML + 10.00%, 11.00% Floor (14.70%)	11/03/2016	03/31/2020	8,962	8,903	7,795
Duff & Phelps	Consulting	1st Lien Revolver		3M L + 3.25%, 3.25% Floor (5.16%)	09/09/2019	02/13/2022	-	(438)	-
Duff & Phelps	Consulting	1st Lien Revolver - Unfunded		1M L + 3.25%, 3.25% Floor (5.29%)	09/09/2019	02/13/2022	5,000	-	(458)
The Finance Company	Consumer Finance	1st Lien, Secured Revolver	3, 5	1M L + 11.00%, 11.50% Floor (12.70%)	11/03/2016	07/02/2020	806	806	806
The Finance Company	Consumer Finance	1st Lien, Secured Revolver - Unfunded	3, 5	1M L + 11.00%, 11.50% Floor (13.09%)	11/03/2016	07/02/2020	194	-	-
The Finance Company	Consumer Finance	1st Lien Secured Loan B	3, 5	Consumer Finance + 0.00%, 3, 5 (0.00%)	06/08/2018	07/02/2020	1,491	1,491	244
The Finance Company	Consumer Finance	Common Equity	3, 5, 7	n/a	06/08/2018	n/a	288	-	-
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	3M L + 7.25%, 8.25% Floor (9.45%)	12/14/2017	06/13/2025	14,000	13,353	13,655
Full House Resorts, Inc.	Gaming, Lodging & Restaurants	1st Lien, Secured Note	5, 11	3M L + 7.00%, 8.00% Floor (8.94%)	02/02/2018	02/02/2024	9,800	9,656	9,657
Mitchell International, Inc.	Software Services	2nd Lien Secured Loan	5	1M L + 7.25%, 8.00% Floor (9.05%)	08/02/2019	11/30/2025	12,000	11,302	11,801
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	30
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	-	-	-
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 6, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	838	838	819

PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	-	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Peninsula Pacific Entertainment, LLC	Gaming, Lodging & Restaurants	1st Lien, Secured Loan	5	3M L + 7.25%, 7.25% Floor (9.19%)	06/27/2019	11/13/2024	2,500	2,505	2,470
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 3.50%, 4.50% Floor (5.41%)	07/09/2018	01/31/2021	14,821	11,735	9,054
Prestige Capital Finance, LLC (fka Prestige Capital Corporation)	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	7,726
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	3M L + 4.50%, 4.50% Floor (6.41%)	01/29/2019	12/20/2022	4,316	3,696	4,316
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	3M L + 4.50%, 4.50% Floor (6.75%)	01/29/2019	12/20/2022	5,684	-	(334)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	3M L + 9.50%, 10.50% Floor (11.41%)	05/20/2019	12/20/2025	12,000	11,951	11,941
Shearer's Foods, LLC	Food & Staples	2nd Lien, Secured Loan		1M L + 6.75%, 7.75% Floor (8.55%)	06/17/2019	06/30/2022	9,000	8,955	8,899
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	-	(1,525)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	3M L + 5.00%, 5.00% Floor (6.91%)	11/21/2019	11/02/2023	10,000	-	(928)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	2,065	2,065	2,065
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	11.00%	03/20/2018	01/26/2023	8,910	-	-
Tensar Corp.	Construction Materials Manufacturing	1st Lien, Secured Loan		3M L + 4.75%, 5.75% Floor (6.69%)	06/27/2019	07/10/2021	8,223	7,903	7,792
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	11,996
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	1,723	1,474
Total Investments excluding Short-Term Investments (227.43% of Net Assets)								281,574	197,615
Short-Term Investments
State Street Institutional Treasury Money Market Fund		Premier Class		n/a		n/a	11,022,134	11,022	11,022
United States Treasury		Treasury Bill		0%		04/02/2020	75,000	74,711	74,711
Total Short-Term Investments (98.67% of Net Assets)								85,733	85,733
TOTAL INVESTMENTS(13) (326.1% of Net Assets)								$367,307	$283,348
Other Liabilities in Excess of Assets (226.1% of Net Assets)									$(196,459)
NET ASSETS									$86,889
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

Cash and Cash Equivalents.  Cash and cash equivalents typically consist of bank demand deposits.  Restricted cash consists of collateral for unfunded positions held by counterparties.

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

The Company has not accrued any excise tax expense for the three and nine months ended September 30, 2020.  The Company accrued $209 of excise tax expense for the year ended December 31, 2019.

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

For the three and nine months ended September 30, 2020 management fees amounted to $609 and $1,898, respectively. For the three and nine months ended September 30, 2019 management fees amounted to $759 and $2,207, respectively.  As of September 30, 2020 and December 31, 2019, $609 and $746 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of September 30, 2020 was $25,001.  Accrued Unpaid Income includes capitalized PIK income of $14,048 on investments still held at September 30, 2020.  Accrued Unpaid Income as of December 31, 2019 was $23,495, which included capitalized PIK income of $12,279 on investments still held at December 31, 2019.

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

For the nine months ended September 30, 2020 and 2019, the Company incurred Income Incentive Fees of $810 and $2,099, respectively.  As of September 30, 2020 and December 31, 2019, $8,967 and $8,157 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the nine months ended September 30, 2020 and 2019, the Company incurred expenses under the Administration Agreement of $547 and $734, respectively.  As of September 30, 2020 and December 31, 2019, $222 and $176 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020 and December 31, 2019.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$28,001	$108,061	$136,062
Equity/Other	12,710	-	20,714	33,424
Short Term Investments	74,980	-	-	74,980
Total investment assets	$87,690	$28,001	$128,775	$244,466

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,635	$120,431	$174,066
Equity/Other	-	-	23,549	23,549
Short Term Investments	85,733	-	-	85,733
Total investment assets	$85,733	$53,635	$143,980	$283,348

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2020
Debt	$120,431	$(3,735)	$65,342	$(1,094)	$(20,737)	$(54,840)	$2,694	$108,061
Equity/Other	23,549	-	-	-	(2,011)	(824)	-	20,714
Total investment assets	$143,980	$(3,735)	$65,342	$(1,094)	$(22,748)	$(55,664)	$2,694	$128,775

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2019
Debt	$116,034	$-	$120,050	$(313)	$(6,210)	$(112,879)	$3,749	$120,431
Equity/Other	-	6,231	32,935	-	(14,003)	(1,614)	-	23,549
Total investment assets	$116,034	$6,231	$152,985	$(313)	$(20,213)	$(114,493)	$3,749	$143,980
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2020 totaled $(22,803) consisting of the following: $(20,792) related to debt investments and $(2,011) related to equity.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2019 totaled $(20,664) consisting of the following: $(6,661) related to debt investments and $(14,003) relating to equity/other.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the nine months ended September 30, 2020.  Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the nine months ended September 30, 2020.

One investment with a fair value of $2,353 was transferred from Level 1 to Level 3 during the year ended December 31, 2019 as a result of the shares being delisted from their primary exchange.

The following tables present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2020 and December 31, 2019, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$49,190	Market Approach	Earnings Multiple	3.50 - 9.50 (5.05)
		Income Approach	Discount Rate	6.16% - 30.00% (16.00%)
	3,444	Market Approach	Earnings Multiple	8.00
		Income Approach	Discount Rate	25.00%
		Quotes		$1.83 - $32.60 ($30.06)
	13,582	Market Approach	Earnings Multiple	4.50 - 6.25 (5.60)
	38,731	Income Approach	Discount Rate	2.73% - 40.00% (15.80%)
	2,241	Income Approach	Implied Yield	3.98% - 7.49% (6.94%)
	873	Asset Recovery / Liquidation(4)
Total Debt	$108,061

Equity/Other	$11,242	Market Approach	Earnings Multiple	2.50 - 4.50 (2.90)
		Income Approach	Discount Rate	15.50% - 37.00% (33.68%)
	8,635	Market Approach	Earnings Multiple	4.10
	837	Asset Recovery / Liquidation(4)
Total Equity/Other	$20,714

As of December 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$9,054	Market Approach	EBITDA Multiple	5.50
	(1,262)		Implied Yield	4.09% - 8.09% (7.03%)
	38,225	Market Approach	Earnings Multiple	4.25
		Income Approach	Discount Rate	12.75%
	73,334	Income Approach	Discount Rate	3.45% - 32.50% (12.70%)
	1,080	Asset Recovery / Liquidation(4)
Total Debt	$120,431

Equity/Other	$10,079	Market Approach	Earnings Multiple	2.80 - 4.25 (3.41)
		Income Approach	Discount Rate	12.75% - 39.00% (32.87%)
	11,996	Market Approach	Comparable Price(3)	6.00 - 11.00 (8.75)
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$23,549
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the nine months ended September 30, 2020, the Company repurchased $2,338 in principal amount of the GECCL Notes, $788 in principal amount of the GECCM Notes and $2,178 in principal amount of the GECCN Notes.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

September 30, 2020
GECCL Notes	$30,293	$1,509	N/A	$0.87
GECCM Notes	45,610	1,509	N/A	0.82
GECCN Notes	42,823	1,509	N/A	0.82
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of September 30, 2020, the Company’s asset coverage ratio was approximately 150.9%.

As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants under the indenture.

For the three and nine months ended September 30, 2020 and 2019, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Borrowing interest expense	$1,954	$2,049	$6,014	$4,776
Amortization of acquisition premium	271	259	906	557
Total	$2,225	$2,308	$6,920	$5,333
Weighted average interest rate(1)	7.43%	7.45%	7.59%	7.39%
Average outstanding balance	$119,117	$123,920	$121,779	$96,181
(1)	Annualized.

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

	September 30, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$28,463
Unsecured Debt - GECCM Notes	45,610	45,610	41,159
Unsecured Debt - GECCN Notes	42,823	42,823	37,873
Total	$118,726	$118,726	$107,495

	December 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,918
Unsecured Debt - GECCM Notes	46,398	46,398	46,888
Unsecured Debt - GECCN Notes	45,000	45,000	45,180
Total	$124,029	$124,029	$124,986

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2020, the Company had approximately $46,160 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2020 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decreases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. The Company intends to defend the matter.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, the Company continues to pursue the initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.  In September 2019, the Company received a judgment in the Company’s favor from the District Court of Caldwell County, Texas. On June 4, 2020, Dr. Pumphrey, filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Southern District of Texas.  The Company is pursuing claims against Dr. Pumphrey in the Chapter 11 proceeding.

In September 2018, the Company (as successor by merger to Full Circle), the other lenders, and the lender trustee under PEAKS Trust 2009-11 (“PEAKS Trust”), were named as defendants in a claim brought by the Chapter 7 trustee in the ITT Educational Services bankruptcy. Full Circle purchased via assignment a portion of the PEAKS Trust senior secured facility from Deutsche Bank Trust Company Americas in December 2016. The PEAKS Trust senior secured facility was supported by an underlying portfolio of student loans and guaranteed by ITT Educational Services, Inc. (“ITT”). In September 2016, ITT and its affiliates filed for relief under Chapter 7 of the Bankruptcy Code. Following the Chapter 7 filing, a trustee was appointed who initiated a proceeding against certain Deutsche Bank entities and the investors in the PEAKS Trust, including GECC. On November 2, 2018, the trustee filed a motion seeking to stay the litigation in order to facilitate settlement. In September 2020, the Company paid its pro rata share of a settlement with the trustee in an amount of $201.  The settlement was approved by the bankruptcy court on October 21, 2020.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$10.34
Net investment income	0.53	0.81
Net realized gains (loss)	(1.02)	0.12
Net change in unrealized appreciation (depreciation)	(1.86)	(1.53)
Net increase (decrease) in net assets resulting from operations	(2.35)	(0.60)
Accretion from share buybacks	-	0.10
Distributions declared from net investment income(2)	(0.75)	(0.75)
Net decrease resulting from distributions to common stockholders	(0.75)	(0.75)
Net asset value, end of period	$5.53	$9.09
Per share market value, end of period	$3.38	$8.20

Shares outstanding, end of period	10,941,770	10,062,682
Total return based on net asset value(3)	(25.03)%	(5.08)%
Total return based on market value(3)	(47.85)%	14.12%

Ratio/Supplemental Data:
Net assets, end of period	$60,464	$91,489
Ratio of total expenses to average net assets (4),(5)	27.14%	15.29%
Ratio of incentive fees to average net assets(4)	1.44%	2.76%
Ratio of net investment income to average net assets(4),(5)	13.53%	11.04%
Portfolio turnover	51%	72%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the nine months ended September 30, 2020 and 2019 average net assets were $56,318 and $101,665, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at September 30, 2020 represented 65% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at September 30, 2020 represented 33% of the Company's net assets.

Fair value as of September 30, 2020 along with transactions during the nine months ended September 30, 2020 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2020
Issue(1)	Fair value at December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2020	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.25 Lien, Secured Bond	$-	$1,113	$-	$-	$-	$1,113	$58	$75	$-
1.5 Lien, Secured Bond	8,413	812	-	-		9,225	830	-	-
1.5 Lien, Secured Bond - Unfunded	-	-	-	-	-	-	-	-	-
2nd Lien, Secured Bond	29,812	2,627	-	-	(4,782)	27,657	3,670	-	-
Equity (9% of class)	2,353	-	-	-	(1,014)	1,339	-	-	-
	40,578	4,552	-	-	(5,796)	39,334	4,558	75	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	30	-	-	-	-	30	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	30	-	-	-	-	30	-	-	-

Totals	$40,608	$4,552	$-	$-	$(5,796)	$39,364	$4,558	$75	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$806	$574	$1,281	$-	$-	$99	$41	$12	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	244	-	-	-	-	244	63	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,050	574	1,281	-	-	343	104	12	-

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	819	-	674	-	17	162	-	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	819	-	674	-	17	162	-	-	-

Prestige Capital Finance, LLC
Receivable	-	5,094	2,264	-	-	2,830	35	-	-
Receivable - Unfunded	-	-	-	-	-	-	-	-	-
Receivable	-	4,270	643	-	-	3,627	47	-	-
Receivable - Unfunded	-	-	-	-	-	-	-	-	-
Receivable	-	3,063	-	-	-	3,063	2	-	-
Receivable - Unfunded	-	-	-	-	-	-	-	-	-
Equity (80% of class)	7,726	-	-	-	2,177	9,903	-	-	1,760
	7,726	12,427	2,907	-	2,177	19,423	84	-	1,760

Totals	$9,595	$13,001	$4,862	$-	$2,194	$19,928	$188	$12	$1,760
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

10.  SUBSEQUENT EVENTS

On October 1, 2020, the Company announced the final results of the Company’s non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $2.95 per share.  In total, the Company sold 10,761,950 shares of the Company’s common stock for aggregate gross proceeds of approximately $31,747.

The Board set distributions for the quarter ending March 31, 2021 at a rate of $0.10 per quarter.  All of the distribution is from net investment income.  The schedule of distribution payment will be established by GECC pursuant to authority granted by the Board.  The distribution will be paid in cash.

In October 2020:

•	the Company purchased 43,993 preferred shares in Blueknight Energy Partners L.P. (“Blueknight”) for approximately $260.
•	the Company purchased $1,000 in par value of Peninsula Pacific Entertainment, LLC (“Peninsula Pacific”) secured bonds at 100% of par value.
•	the Company sold $1,000 in par value of Peninsula Pacific secured bonds at approximately 103% of par value.
•	the Company purchased $2,000 in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 90% of par value.
•	$2,000 of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	the Company purchased $3,000 in par value of Viasat, Inc. receivable at 90% of par value.
•	the Company purchased $1,000 in par value of Cars.com Inc. secured bonds at 100% of par value.
•	the Company sold $1,000 in par value of Cars.com, Inc. unsecured bonds at 100% of par value.
•	the Company purchased $230 in par value of California Pizza Kitchen, Inc. second lien term loan at approximately 1% of par value.
•	the Company purchased $2,000 in par value of Par Petroleum, LLC secured bonds at approximately 81% of par value.

In November 2020:

•	the Company purchased 30,000 preferred shares in Blueknight for approximately $176.