Form 10-K
period 2020-12-31
Great Elm Capital Corp.
filed 2021-03-16
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes    ☐  No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33.9 million as of June 30, 2020.

As of March 9, 2021, there were 23,508,232 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the proxy statement for the 2021 annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	serious disruptions and catastrophic events, including the impact of the COVID-19 pandemic on the global economy;
▪	our expected financings and investments;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Selected Risk Associated with Our Business

Our business is subject to a number of risks and uncertainties, including those highlighted and discussed in greater detail in the section titled “Risk Factors” immediately following this summary. Some of these principal risks may be further exacerbated by the COVID-19 pandemic:

▪	We may lose all of our investments in Avanti.
▪

We face increasing competition for investment opportunities.  Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.

▪

Changes in the regulatory framework under which the wireless telecommunications industry operates and significant competition in the wireless telecommunications industry could adversely affect our business prospects or results of operations.

▪

Our portfolio is limited in diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

▪

Our portfolio is concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

▪	Defaults by our portfolio companies may harm our operating results.
▪	By investing in companies that are experiencing significant financial or business difficulties, we are exposed to distressed lending risks.
▪

Our investments are very risky and highly speculative, and the lower middle market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

▪

Investing in middle market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or notes or fails to perform as we expect.

▪

An investment strategy that includes privately held companies presents challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

▪	Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
▪	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
▪	Our failure to maintain our status as a BDC would reduce our operating flexibility.
▪

Regulations governing our operations as a BDC affect our ability to raise additional capital and the way in which we do so.  As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

▪	We will be subject to corporate level U.S. federal income tax if we are unable to qualify as a RIC under the Code.
▪	We may incur additional debt, which could increase the risk in investing in our Company.
▪

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

▪	There are significant potential conflicts of interest that could impact our investment returns.

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

Our Portfolio at December 31, 2020

A list of the industries in which we have invested as of December 31, 2020 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2020.

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

California Pizza Kitchen, Inc.

Headquartered in Los Angeles, California Pizza Kitchen, Inc. (“CPK”) is a leading polished-casual restaurant chain specializing in California-style pizza. CPK currently has over 230 locations in more than 30 states and 11 countries. In addition to its restaurant operations, CPK also sells its branded products in grocery stores and is a leader in the frozen specialty pizza segment.

Crestwood Equity Partners LP

Crestwood Equity Partners LP (“Crestwood”) owns, operates, develops, and acquires midstream energy assets. The company develops, acquires, owns or controls, and operates primarily fee-based assets and operations within the energy midstream sector. The company operates a diversified portfolio of crude oil and natural gas gathering, processing, storage, and transportation assets that connect fundamental energy supply with energy demand across North America.

PFS Holdings Corp.

Founded in 1938, Phillips Pet Food & Supplies (“PFS”) is the largest national distributor in the pet food and supplies industry.  The company currently has 11 distribution centers, connecting over 250 brand partners with more than 14,000 retailers in the United States.  PFS serves the pet specialty industry and is committed to providing customers with the products and services that will contribute to the growth and profitability of their businesses.

Prestige Capital Finance, LLC

Located in Fort Lee, NJ, Prestige Capital Finance, LLC (“Prestige”) is a commercial finance company specializing in providing spot factoring services, providing clients with an opportunity to sell individual accounts receivable for an upfront payment.  Prestige serves clients across a wide range of industries with between $100 thousand and $10 million of accounts receivable.  Prestige has been in business for over 30 years and factored over $6 billion in transactions during that time.

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

Tensar Corporation

Headquartered in Alpharetta, Georgia, Tensar Corporation (“Tensar”) is a leading developer and manufacturer of proprietary, highly-engineered non-traditional site development solutions used for roadway reinforcement, earth retention, foundation support and erosion and sediment control. Relative to traditional construction materials, such as concrete, sand, gravel iron and steel, Tensar’s solutions are proven to reduce material and shipping costs, reduce lifecycle costs, reduce installation times and associated labor costs and improve performance.  Tensar has an extensive global distribution network encompassing nearly 80 countries globally and operates six manufacturing facilities to allow for quick delivery and lower transportation costs.

Investment Manager and Administrator

GECM's investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM's team is led by Peter A. Reed, GECM’s Chief Investment Officer. The GECM investment committee includes Peter A. Reed, Jason W. Reese, Adam M. Kleinman and Matt Kaplan. The GECM investment team has deployed more than $17.0 billion into more than 550 issuers across 20+ jurisdictions during its members prior and current experiences together.

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

Staffing

We do not currently have any employees. Mr. Reed is our Chief Executive Officer and President and GECM’s Chief Investment Officer. Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of our Chief Financial Officer and Chief Compliance Officer.  GECM has entered into a shared services agreement with Imperial Capital Asset Management, LLC (“ICAM”), pursuant to which ICAM will make available to GECM certain employees of ICAM, including Mr. Kaplan, to provide services to GECM in exchange for reimbursement by GECM of the allocated portion of such employees’ time.

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

Formation Transactions

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), that provided for a stock-for-stock merger (the “Merger”) of Full Circle with and into GECC. Concurrent with delivery of the Merger Agreement, we entered into a Subscription Agreement (the “Subscription Agreement”) with Forest Investments, Inc. (formerly, Great Elm Capital Group, Inc.), a Delaware corporation (“GEC”) and subsidiary of Great Elm Group, Inc. (“GEG”), and private investment funds (the “MAST Funds”) managed by MAST Capital Management, LLC, a Delaware limited liability company (“MAST Capital”). Per the Subscription Agreement, GEC contributed $30.0 million to us. Prior to the Merger and our election to be regulated as a BDC under the Investment Company Act, per the Subscription Agreement, we acquired a portfolio of debt instruments (the “Initial GECC Portfolio”) from the MAST Funds. The Merger was completed on November 3, 2016.  We refer to these transactions collectively as the “Formation Transactions.”

Exemptive Relief

We received exemptive relief from the SEC that will allow us to co-invest, together with other investment vehicles managed by GECM, in specific investment opportunities in accordance with the terms of the order granting such relief.

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

Examples of Quarterly Incentive Fee Calculations

The following hypothetical calculations illustrate the calculation of net investment income-based incentive fees under the Investment Management Agreement. Amounts shown are a percentage of total net assets.

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	7.04%		8.19%		9.04%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)

(1)	Investment income includes interest income, dividends and other fee income.
(2)

Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 5.67% of net assets.

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

For the year ended December 31, 2020, we incurred $2.5 million in base management fees and $1.0 million in income-based fees accrued during the period. The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2020.

For the year ended December 31, 2019, we incurred $3.0 million in base management fees and $2.7 million in income-based fees accrued during the period. The incentive fees were deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2019.

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

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on August 6, 2020. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

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

Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, so that 70% of our assets, as applicable, are qualifying assets. We make purchases that are consistent with our purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the Investment Company Act.  We will invest in U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

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

Code of Ethics

We and GECM have each adopted a code of ethics, which applies to the management at each company, respectively, pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our or GECM's personnel, respectively. Each code of ethics is included as an exhibit to this report and available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may also obtain copies of the respective codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Great Elm License Agreement

We have a license agreement with GEG pursuant to which GEG grants us a non‑exclusive, royalty‑free license to use the name “Great Elm Capital Corp.” Under the license agreement, we have a right to use the Great Elm Capital Corp. name and the logo for so long as GECM, or an affiliate thereof, remains our investment adviser.  Other than with respect to this limited license, we have no legal right to the “Great Elm Capital Corp.” name. The license agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

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

We may lose all of our investment in Avanti.  As of December 31, 2020, Avanti is our largest investment, representing approximately 19% of our investment portfolio (excluding cash and short-term investments).  As of December 31, 2020, we owned approximately 9% of Avanti's outstanding debt and approximately 9% of Avanti's outstanding common stock.  We acquired our original position in Avanti as part of the Initial GECC Portfolio, which we purchased from the MAST Funds prior to the Merger.

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

We are currently receiving PIK interest on our Avanti investment under the PIK Toggle Notes.  As part of the restructuring, the PIK Toggle Notes became pay-if-you-can (PIYC) notes whereby Avanti is required to make interest payments in cash, subject to satisfying certain minimum cash thresholds.  Otherwise, the interest will be paid as PIK interest.  Such PIK interest exposes us to significant risks. Please see “—Risks Relating to Our Business and Structure—We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash,” and “—Risks Relating to Our Business and Structure—We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.”  Additionally, all accrued interest (through March 31, 2018) on the 2019 Notes has been converted into additional shares of Avanti common equity.  The December 2017 restructuring could result in a significant decrease in our net asset value if the market value of the Avanti common stock that we received in the restructuring decreases and there is a significant decrease in our total investment income.  These factors could also result in lower trading prices for our common stock and/or debt securities. There can be no certainty in this respect and a significant decrease in the market value of the Avanti common stock following the restructuring could ultimately have a material adverse effect on our net asset value and the trading prices of our securities.  The Avanti common stock was delisted from its primary exchange in September 2019 and no longer trades on an exchange.

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

Our portfolio is limited in diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.  Our portfolio is likely to hold a limited number of portfolio companies.  Beyond the asset diversification requirements associated with qualifying as a RIC, we do not have fixed guidelines for diversification, and our investments are likely to be concentrated in relatively few companies.  As our portfolio is less diversified than the portfolios of some funds, we are more susceptible to failure if a single investment fails.  Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio is concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.  Our portfolio is likely to be concentrated in a limited number of industries.  A downturn in any particular industry in which we are invested could significantly impact our aggregate realized returns.

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

By investing in companies that are experiencing significant financial or business difficulties, we are exposed to distressed lending risks.  As part of our lending activities, we may purchase notes or loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings.  Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk.  The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.  We cannot assure you that we will correctly evaluate the value of the assets collateralizing our investments or the prospects for a successful reorganization or similar action.  In any reorganization or liquidation proceeding relating to a portfolio company, we may lose all or part of the amounts advanced to the borrower (as in the TRU Taj (UK) Asia Limited (“Tru Taj”) example discussed below) or may be required to accept collateral with a value less than the amount of the investment advanced by us to the borrower.

As of December 31, 2018, we held approximately $16.0 million at par value of TRU Taj senior secured notes due 2021 (the “TRU Taj 2021 notes”) and $5.0 million at par value of TRU Taj debtor in possession notes. On August 4, 2018, TRU Taj and Toys “R” Us (“Toys) filed a joint Chapter 11 plan of restructuring under the U.S. Bankruptcy Code (the “Plan”), which included a sale of substantially all of their assets, including their 85% equity interest in an Asia joint venture (“Asia JV”). A credit bid submitted by an ad hoc group of noteholders in an amount of up to $760.0 million (net of any cash, debt and working capital adjustments) was the winning bid. The Plan also included a $365.0 million rights offering for noteholders which we participated in. The Plan was confirmed on December 13, 2018 and became effective on January 23, 2019. As a result, the debtor in possession notes were repaid at maturity and we received 776,954 shares of common stock in the reorganized Asia JV business and 16,000 shares in a liquidating trust that contains all other international assets currently being wound down, partially in exchange for the TRU Taj 2021 notes. As of December 31, 2020, we still hold these equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. See “—We may not realize gains from our equity investments.”

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

Unfunded Commitments. From time to time, we purchase revolving credit loans with unfunded commitments in the ordinary course of business.  In the event multiple borrowers of such revolving credit loans were to draw these commitments at the same time, including during a market downturn, it could have an adverse impact on our liquidity at a time when it may be more difficult for us to sell other assets.

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

▪

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns, including the COVID-19 pandemic;

▪

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on our stockholders;

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

An investment strategy that includes privately held companies presents challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.  We invest in privately held companies.  Generally, little public information exists about these companies, and we are required to rely on GECM’s ability to obtain adequate information to evaluate the potential returns from investing in these companies.  If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose money on our investments.  Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.  These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

In addition, central banks have engaged in quantitative easing, currency purchase programs and other activities that caused government borrowing rates and currencies to trade at prices different than those that would prevail in an unaffected market.

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

The expected discontinuation of LIBOR could have a material impact on our business.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021.  The ICE Benchmark Administration Limited (“ICE”) subsequently announced that it will cease calculating and publishing all LIBOR tenors on June 30, 2023 and cease calculating and publishing certain LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities have recently issued statements encouraging banks to cease entering into new LIBOR based loans as soon as possible and by no later than December 31, 2021 and to continue to transition away from LIBOR based loans in preparation of ICE ceasing to calculate and public LIBOR based rates on June 30, 2023.  The Alternative Reference Rates Committee (the “ARRC”) convened by the Federal Reserve Board and Federal Reserve Bank of New York has announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR for USD obligations. However, because the SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR.

Regulators, industry groups and certain committees (e.g., the ARRC) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to USD LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. However, at this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve and what the effect of their implementation may be on the markets for floating-rate financial instruments.

As a result of the foregoing, we may need to renegotiate outstanding loans to our portfolio companies which extend beyond 2021, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established.  The situation continues to evolve and currently there is no definitive information regarding any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. The effect on our investments will vary depending, among other things, on (1) whether fallback or termination provisions in individual contracts currently exist, and if so, the terms of such provisions and (2) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new investments. We may have discretion to determine a successor or substitute reference rate, including any price or other adjustments to account for differences between the successor or substitute reference rate and previous rate. Such successor or substitute reference rate and any adjustments selected may negatively impact the investments of our investments and may expose such investments to additional tax, accounting and regulatory risks. The elimination of LIBOR may affect the value, liquidity or return on our investments and may result in costs incurred in connection with closing out positions and entering into new investments, adversely impacting our overall financial condition or results of operations. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on our investments until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.

We may mismatch the interest rate and maturity exposure of our assets and liabilities.  Our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.  We cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.  In periods of rising interest rates, our cost of funds could increase, which could reduce our net investment income.  Typically, our fixed‑rate investments are financed primarily with equity and/or long‑term debt.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the Investment Company Act.  If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

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

We may also be required to hold higher levels of cash, money market mutual funds or other short-term securities in order to pay our expenses or make distributions to stockholders in the ordinary course of business given the relatively high percentage of our total investment income represented by non-cash income, including PIK income and accretion of original issue discount (“OID”).  During periods when we maintain exposure to cash, money market mutual funds, or other short-term securities, we may not participate in market movements to the same extent that it would if we were fully invested, which may have a negative impact on our business and operations and, accordingly, our returns may be reduced.

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

Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.  On January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), with a transition period that expired on December 31, 2020.  The United Kingdom and European Union have entered into a free trade agreement that took effect on January 1, 2021 that now governs the United Kingdom’s relationship with the European Union. While the United Kingdom and European Union can generally continue to trade with each other without the imposition of tariffs for imports and exports, there are new customs requirements that require additional documentation and data, and there are also new controls on the movement and reporting of goods.  However, at this time, it is not possible to predict the extent to which Brexit and the free trade agreement will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the European Union or other countries, although it is possible there will be tighter controls and administrative requirements for imports and exports between the United Kingdom and the European Union or other countries, as well as increased regulatory complexities.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments.  Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions.  In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value.  Such market discount may be included in income before we receive any corresponding cash payments.  Our debt investments in Avanti currently only earn PIK interest and, if converted to common stock, our investment in Avanti equity is not expected to earn cash dividends.

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

Further, our investment in Avanti, which represented approximately 19% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2020 and 27% of our total investment income for the year ended December 31, 2020, has resulted in significant PIK interest, which significantly increases our exposure to the aforementioned risks.  Conversion of Avanti’s 2019 Notes to equity has resulted in us owning more Avanti common shares, which are not expected to generate cash dividends.  Please see “—Risks Relating to Our Investments—We may lose all of our investment in Avanti.”

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

We incur significant costs as a result of being a publicly traded company.  As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), the Dodd‑Frank Act and other rules implemented by our government.

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

In December 2015, the SEC proposed Rule 18f-4 under the Investment Company Act to regulate the use of derivatives by registered investment companies that applies to BDCs, including us.  In October 2020, the SEC adopted Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 2022. Rule 18f-4 could limit our ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect our value or performance.

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

We depend heavily upon computer systems to perform necessary business functions.  Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering.  Like other companies, we expect to experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  These failures and disruptions may be more likely to occur as a result of our employees working remotely during the COVID-19 pandemic.  If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.  Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest.  Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  For example, the recent outbreak of the COVID-19 which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations.

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

We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.  We are and will remain an “emerging growth company” as defined in the JOBS Act until the earliest of (a) December 31, 2021, or (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period.  For so long as we remain an “emerging growth company” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act.  We cannot predict if investors will find our securities less attractive because we will rely on some or all of these exemptions.  If some investors find our securities less attractive as a result, there may be a less active and more volatile trading market for our securities.

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

There are significant potential conflicts of interest that could impact our investment returns.  Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities and affiliates of GECM and investment funds managed by our affiliates.  Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us.  For example, Peter A. Reed, our President, Chief Executive Officer and Chairman of our Board, is GECM's Chief Investment Officer and chief executive officer of the largest beneficial owner of our stock, GEG.

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

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.  As COVID-19 continues to spread in the United States, we expect to continue to experience disruptions that could adversely impact our business. It is unknown how long these disruptions may continue.  The outbreak of COVID‑19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers.  Such events have affected, and may in the future affect our business, financial condition or results of operations.  As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted.  The continuing spread of an infectious respiratory illness caused by COVID-19 has caused volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company holds, and may adversely affect the Company’s investments and operations.  The outbreak was first detected in December 2019 and subsequently spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment.  These disruptions have led to instability in the market place, including stock market losses and overall volatility.  The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems.  This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

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

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.  We intend to make distributions to our stockholders out of assets legally available for distribution.  Stockholders are advised that a distribution does not necessarily indicate a return of profit as such dividends also include a return of capital.  We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in distributions.  Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above.  For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders.  In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make cash distributions.  Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.  The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements.  Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Risks Relating to Our Common Stock

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  We have registered all of the shares of our common stock issued to GEC in the Formation Transactions for resale, which represent approximately 9% percent of our outstanding shares of common stock at December 31, 2020.

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

Provisions of the Maryland General Corporation Law and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.  The Maryland General Corporation Law and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of GECC or the removal of our directors.  We are subject to the Maryland Business Combination Act and the Investment Company Act.  If our Board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.  Our Board could amend our bylaws to repeal our current exemption from the Control Share Acquisition Act; however, our Board will not amend our bylaws to repeal the current exemption from the Control Share Acquisition Act without a formal determination by our Board that doing so would be in the best interests of our stockholders and without first notifying the SEC staff.  The Control Share Acquisition Act also may make it more difficult for a third party to obtain control of GECC and increase the difficulty of consummating such a transaction.

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

Our stockholders may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital.  We intend to make distributions to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof).  We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.  Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this document.  Due to the asset coverage test applicable to us under the Investment Company Act as a BDC, we may be limited in our ability to make distributions.

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

Risks Relating to Indebtedness

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

Illustration.  The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses.  The first table assumes the amount of senior securities outstanding as of December 31, 2020.  The second table assumes the amount of senior securities outstanding as permitted under our asset coverage ratio of 150%.  See “—We may incur additional debt.”  The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(15.16)%	(10.16)%	(5.16)%	(0.16)%	4.84%
(1)

Assumes $151.6 million in total portfolio assets, $118.7 million in senior securities outstanding, $79.6 million in net assets, and an average cost of funds of 6.60%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total portfolio assets of at least 5.16%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(15.47)%	(10.47)%	(5.47)%	(0.47)%	4.53%
(1)

Assumes $192.2 million in total portfolio assets, $159.2 million in senior securities outstanding, $79.6 million in net assets, and an average cost of funds of 6.60%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total portfolio assets of at least 5.47%.

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

As of December 31, 2020, we had approximately $118.7 million of total outstanding indebtedness under three series of senior securities (unsecured notes)—the GECCL Notes, the GECCM Notes and the GECCN Notes (each as defined herein)—and our asset coverage ratio was 167.1%. Holders of our GECCL Notes, GECCM Notes and GECCN Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

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

Item 3.  Legal Proceedings.

A description of our legal proceedings is included in Note 6 of the consolidated financial statements for the year ended December 31, 2020.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of March 9, 2021, there were approximately 11 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

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

During the year ended December 31, 2020, our distributions were made from distributable earnings.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future.  In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act.  If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2020.  The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading.  The graph measures total stockholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in like securities.

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

	For the year ended December 31,				For the period from inception through December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017	2016(1)
Statement of Operations Data:
Total Investment Income	$22,897	$27,038	$27,754	$29,728	$5,831
Total Gross Expenses(2)	15,731	15,892	12,240	11,959	5,818
Total Net Expenses	15,731	15,892	12,240	12,029	5,738
Net Investment Income	7,149	10,937	15,334	17,575	5
Net Decrease in Net Assets Resulting from Operations	(31,956)	(7,547)	(9,005)	(2,754)	(17,874)

Per Share Data:(3)
Net Investment Income	0.54	1.07	1.44	1.52	0.28
Net Decrease in Net Assets Resulting from Operations	(2.40)	(0.74)	(0.85)	(0.24)	(0.75)
Dividends Declared	1.00	1.05	1.24	1.20	0.17

Statement of Assets and Liabilities Data:
Total Assets	$283,328	$291,039	$281,563	$239,913	$236,544
Total Net Assets	$79,615	$86,889	$110,116	$132,287	$172,984
Other Data:
Total Return based on Market Value(4)	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%
Total Return based on Net Asset Value(5)	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%

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

We have elected to be treated as a RIC for U.S. federal income tax purposes.  As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements.  To qualify as a RIC, we must, among other things, meet source-of-income and asset diversification requirements and annually distribute to our stockholders generally at least 90% of our investment company taxable income on a timely basis.  If we qualify as a RIC, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders.

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

We assess the outstanding accrued income receivables for collectability at least quarterly, or more frequently if there is an event that indicates the underlying portfolio company may not be able to make the expected payments.  If it is determined that amounts are not likely to be paid we may establish a reserve against or reverse the income and put the investment on non-accrual status.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2018	$63,220	$(29,069)	14.80%
Quarter ended June 30, 2018	37,927	(27,729)	11.10%
Quarter ended September 30, 2018	38,969	(37,991)	11.60%
Quarter ended December 31, 2018	34,849	(40,028)	12.00%
For the year ended December 31, 2018	174,965	(134,817)

Quarter ended March 31, 2019	54,846	(59,869)	11.30%
Quarter ended June 30, 2019	62,238	(37,802)	11.40%
Quarter ended September 30, 2019	45,873	(44,531)	11.00%
Quarter ended December 31, 2019	14,800	(9,616)	10.80%
For the year ended December 31, 2019	177,757	(151,818)

Quarter ended March 31, 2020	31,882	(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
Quarter ended December 31, 2020	19,070	(27,039)	11.72%
For the year ended December 31, 2020	101,360	(111,993)

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2020, 2019 and 2018.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Beginning Investment Portfolio, at fair value	$197,615	$184,186	$164,870
Portfolio Investments acquired(1)	101,360	177,757	174,965
Amortization of premium and accretion of discount, net	4,999	5,982	3,485
Portfolio Investments repaid or sold(2)	(111,993)	(151,818)	(134,817)
Net change in unrealized appreciation (depreciation) on investments	(29,356)	(19,792)	(26,752)
Net realized gain (loss) on investments	(10,977)	1,300	2,435
Ending Investment Portfolio, at fair value	$151,648	$197,615	$184,186

(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of December 31, 2020 and 2019

	December 31, 2020		December 31, 2019
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$29,270	19.30%	$40,578	20.53%
Oil & Gas	20,290	13.38%	-	-%
Internet Media	18,736	12.35%	15,923	8.06%
Specialty Finance	15,760	10.39%	7,726	3.91%
Restaurants	10,470	6.91%	11,972	6.06%
Construction Materials Manufacturing	9,676	6.38%	7,792	3.94%
Food & Staples	8,694	5.73%	20,975	10.61%
Retail	6,145	4.05%	13,470	6.82%
Apparel & Textile Products	5,154	3.40%	8,744	4.42%
Software Services	4,896	3.23%	25,456	12.88%
Industrial	4,642	3.06%	4,200	2.13%
Metals & Mining	3,996	2.65%	-	-%
Radio Broadcasting	3,763	2.48%	7,795	3.94%
Transportation Equipment Manufacturing	2,948	1.95%	-	-%
Casinos & Gaming	2,820	1.86%	-	-%
Wholesale-Apparel, Piece Goods & Notions	2,762	1.82%	-	-%
Hotel Operator	1,203	0.79%	3,361	1.70%
Technology	202	0.13%	-	-%
Real Estate Services	200	0.13%	2,065	1.04%
Building Cleaning and Maintenance Services	162	0.11%	819	0.41%
Maritime Security Services	19	0.01%	30	0.02%
Consumer Finance	-	-%	1,050	0.53%
Gaming, Lodging & Restaurants	-	-%	12,127	6.14%
Water Transport	-	-%	8,001	4.05%
Chemicals	-	-%	6,917	3.50%
Consulting	-	-%	(458)	(0.23)%
Telecommunications Services	(160)	(0.11)%	(928)	(0.47)%
Total	$151,648	100.00%	$197,615	99.99%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Year Ended December 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$22,897	$1.71	$27,038	$2.64
Interest income	19,210	1.44	24,198	2.36
Dividend income	3,107	0.23	2,070	0.20
Other income	580	0.04	770	0.08

(1)

The per share amounts are based on a weighted average of 13,309,463 outstanding common shares for the year ended December 31, 2020 and a weighted average of 10,249,578 outstanding common shares for the year ended December 31, 2019.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the years ended years ended December 31, 2020, 2019 and 2018, income includes non-cash PIK income of $5.7 million, $5.4 million and $8.2 million, respectively.

The decrease in interest income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to exits from certain high income-generating positions, such as PE Facility Solutions, LLC (“PEFS”), and SESAC Holdco II LLC (“SESAC”) in the third quarter of 2019 and Commercial Barge Line Company (“Commercial Barge”) in the first quarter of 2020, as well as general downward trends in the London Interbank Offered Rate (“LIBOR”), the primary base rate referenced in our floating rate debt investments. In addition, during the year ended December 31, 2020, several investments, including Davidzon Radio, Inc. (“Davidzon”), PFS Holdings Corp. (“PFS”) and California Pizza Kitchen (“CPK”) 2nd lien loan, were put on nonaccrual status resulting in lower interest income for the current period than if interest payments had continued per the terms of each respective loan. Investments are expected to remain on non-accrual status absent an indication that interest payments will resume in the future. Both PFS and CPK had workouts in the quarter ended December 31, 2020 which resulted in us receiving new debt and equity positions which are not on non-accrual status as of December 31, 2020.

Dividend income for the year ended December 31, 2020 includes $2.2 million earned from our investment in Prestige Capital Finance, LLC (“Prestige”) and $0.9 million earned from our investment in Crestwood as compared to $1.6 million earned from our investment in Prestige and $0.5 million earned from cash balances invested in short-term investments for the year ended December 31, 2019.

The decrease in other income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily attributable to commitment and funding fees earned on our May 2019 investment in Avanti’s 1.5 lien senior secured notes.

As discussed under “—Recent Developments”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company.  In addition, the year ended December 31, 2020 saw significant decreases in LIBOR, the primary base rate referenced in our floating rate debt investments.  If interest rates stay depressed or continue to decrease further and we are otherwise unable to offset these reductions by investing in other debt instruments with higher interest rates we will see further decreases in our investment income.

Expenses

	For the Year Ended December 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$15,731	$1.18	$15,892	$1.55
Management fees	2,511	0.19	2,953	0.29
Incentive fees	1,020	0.08	2,735	0.26
Total advisory and management fees	$3,531	$0.27	$5,688	$0.55
Administration fees	729	0.05	987	0.10
Directors’ fees	198	0.01	200	0.02
Interest expense	9,126	0.69	7,636	0.75
Professional services	1,441	0.11	833	0.08
Custody fees	51	-	57	0.01
Other	655	0.05	491	0.05
Income Tax Expense
Excise Tax Expense	17	-	209	0.02

(1)

The per share amounts are based on a weighted average of 13,309,463 outstanding common shares for the year ended December 31, 2020 and a weighted average of 10,249,578 outstanding common shares for the year ended December 31, 2019.

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

Overall expenses for the year ended December 31, 2020 were consistent with the year ended December 31, 2019, with decreases in management and incentive fees offset by increases in interest expense and professional services fees.  Interest expense for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019 due to the issuance of $45.0 million in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”) in June and July 2019 which resulted in a weighted average outstanding debt balance of $121.0 million for the year ended December 31, 2020, as compared to $103.2 million for the year ended December 31, 2019.  Fees for professional services increased for the year ended December 31, 2020 due to one-time costs, including approximately $0.7 million in legal fees for compliance matters and claims related to certain investments, that are not expected to recur in future periods. Also, other expenses increased by approximately $0.1 million for the year ended December 31, 2020 as compared to the prior year due to additional transfer agency costs incurred in connection with stock distributions during the year.

The decrease in incentive fees for the year ended December 31, 2020 as compared to the corresponding periods in the prior year is primarily the result of decreases in pre-incentive fee net investment income due to the decreased investment income discussed under “—Investment Income” above and the increase in expenses noted above.  In addition, incentive fees for the year ended December 31, 2020 included a reversal of approximately $0.4 million in incentive fees accrued in prior periods.  This reversal was primarily attributable to the sale of Commercial Barge in February 2020, for which the resulting proceeds did not fully cover the accreted cost of the investment.  Management fees also decreased for the year ended December 31, 2020 as compared to the prior year due to decreases in management fee assets during the year.

Realized Gains (Losses)

	For the Year Ended December 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$(9,749)	$(0.73)	$1,300	$0.13
Gross realized gain	4,255	0.32	2,130	0.21
Gross realized loss	(14,004)	(1.05)	(830)	(0.08)

(1)

The per share amounts are based on a weighted average of 13,309,463 outstanding common shares for the year ended December 31, 2020 and a weighted average of 10,249,578 outstanding common shares for the year ended December 31, 2019.

During the year ended December 31, 2020, net realized losses on investments were primarily driven by the sales of Commercial Barge, The Finance Company (“TFC”), and Full House Resorts, Inc. (“Full House”) during the period, for which we recognized realized losses of $9.8 million, $1.4 million, and $1.3 million, respectively. These losses were partially offset by realized gains on the early repayment of investments, including $1.9 million on our investments in Tensar’s first and second lien loans, $0.4 million on investment in the Duff & Phelps revolver, and $0.3 million on our investment in ASP Chromaflo Technologies Corp.’s second lien loan. Realized gains for the year ended December 31, 2020 also includes approximately $1.2 million in realized gain on repurchases of debt below par.

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

Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,
	2020		2019
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net unrealized appreciation/ (depreciation)	$(29,356)	$(2.20)	$(19,784)	$(1.93)
Unrealized appreciation	21,363	1.61	4,629	0.45
Unrealized depreciation	(50,719)	(3.81)	(24,413)	(2.38)

(1)

The per share amounts are based on a weighted average of 13,309,463 outstanding common shares for the year ended December 31, 2020 and a weighted average of 10,249,578 outstanding common shares for the year ended December 31, 2019.

For the year ended December 31, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of $16.1 million on our investment in Avanti 2nd lien secured bond, approximately $8.0 million on our investments in CPK, which went through a restructuring in November, and $4.1 million on our investment in Davidzon.

During the year ended December 31, 2020, unrealized appreciation was primarily due to the sales of Commercial Barge in February and TFC in November, for which we relieved approximately $6.3 million and $1.2 million, respectively, of unrealized losses on the positions as of December 31, 2019.  In addition, we had unrealized appreciation due to increases in fair value of investments, including $3.2 million on investment in Crestwood, $2.4 million on our investment in Prestige, and $1.1 million on our investment in APTIM Corp.

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

During the year ended December 31, 2019, we recognized unrealized appreciation of $1.0 million and $0.4 million as result of the sale of our investments in International Wire and SESAC, respectively.  In addition, we recognized unrealized appreciation of $0.7 million, $0.6 million and $0.5 million as a result of increased fair value of our investments in Finastra Holdings Group, Ltd., Subcom, LLC, and Mitchell International, Inc., respectively.  In the table above, the presentation of gross unrealized appreciation and depreciation amounts for the year ended December 31, 2019 has been updated consistent with the current year presentation which groups the funded and unfunded portion of revolvers together.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a discussion of fiscal year 2018.

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

At December 31, 2020, we had approximately $52.6 million of cash and cash equivalents and $0.6 million of restricted cash.  At December 31, 2020, we had investments in 31 debt instruments across 27 companies, totaling approximately $108.1 million at fair value and ten equity investments in nine companies, totaling approximately $43.5 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2020, we had approximately $37.8 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2020 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2020, net cash provided by operating activities was approximately $27.4 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $19.5 million, reflecting payments for additional investments of $92.5 million, offset by proceeds from principal repayments and sales of $112.0 million. Such amounts include draws and repayments on revolving credit facilities.

For the year ended December 31, 2019, cash used in operating activities was $24.5 million and consisted primarily of investment purchases of $184.0 million, partially offset by proceeds from sales and principal payments of $162.7 million.  Other non-cash activity includes $19.8 million of net unrealized depreciation on investments.

For the year ended December 31, 2020, cash provided by financing activities was $21.2 million, which consisted of $31.7 million in proceeds from issuance of common stock which were offset by $1.5 million in offering costs, $5.0 million in distributions to investors, and $4.1 million in repurchases of our debt.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the year ended December 31, 2020.

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCL Notes outstanding as of December 31, 2020 is $30.3 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes” and, together with the GECCL Notes and GECCM Notes, the “Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of December 31, 2020 is $45.6 million.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of December 31, 2020 is $42.8 million.

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

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the year ended December 31, 2020, we repurchased $2.3 million in principal amount of the GECCL Notes, $0.8 million in principal amount of the GECCM Notes and $2.2 million in principal amount of the GECCN Notes.

As of December 31, 2020, our asset coverage ratio was approximately 167.1%.  We are subject to a minimum asset coverage ratio of 150%.

Recent Developments

Our Board set distributions for the quarter ending June 30, 2021 at a rate of $0.10 per share.  All of the distribution is from distributable earnings.  The schedule of distribution payment will be established by GECC pursuant to authority granted by our Board.  The distribution will be paid in cash.

In January 2021:

•	we sold $1.7 million in par value of California Pizza Kitchen, Inc. (“CPK”) second lien exit term loan at approximately 93% of par value.
•	we purchased $1.1 million in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 92% of par value.
•	we sold 26,500 shares of Crestwood Equity Partners LP Class A Preferred Equity Units for approximately $0.2 million.
•	we purchased $3.6 million in par value of CPK first lien exit term loan at approximately 99% of par value.
•	we sold $2.0 million in par value of APTIM Corp. first lien bonds at approximately 85% of par value.

•	we purchased $2.0 million in par value of Gateway Casinos & Entertainment Limited second lien bonds at approximately 93% of par value.
•	we purchased $2.0 million in par value of National CineMedia LLC first lien bonds at approximately 89% of par value.
•	we received a payment of approximately $0.3 million related to PR Wireless warrants that had previously been written off.
•	we purchased approximately $2.2 million of Special Purpose Acquisition Company (“SPAC”) initial public offerings across 21 companies.

In February 2021:

•	we purchased $3.7 million in par value of Avanti Communications Group, plc 1.125 lien term loan at 100% of par value.
•	we purchased $3.0 million in par value of PetroChoice Holdings Inc. first lien term loan at approximately 97% of par value.
•	we purchased $2.0 million in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 97% of par value.
•	$3.0 million of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	$0.2 million of par value of PE Facility Solutions, LLC first lien secured loan B was redeemed at 100% of par value.
•	we received a distribution of approximately $0.1 million from our investment in PE Facility Solutions, LLC common equity.
•	we purchased $5.0 million in par value of Ruby Tuesday Operations LLC first lien term loan at 100% of par value.
•	we purchased approximately $6.9 million of SPAC initial public offerings across 63 companies.
•	we sold one SPAC position for approximately $0.2 million.

In March 2021:

•	we purchased $3.0 million in par value of GEO Group, Inc. unsecured notes at approximately 79% of par value.
•	we sold $1.0 million in par value of APTIM Corp. first lien bonds 86% of par value.
•	we sold 23,500 shares of Crestwood Class A Preferred Equity Units for approximately $0.2 million.
•	we purchased approximately $3.7 million of SPAC initial public offerings across 43 companies.
•	we sold approximately $3.1 million of SPAC positions across 39 companies.

COVID-19

The global outbreak of the COVID-19 pandemic has disrupted economic markets and the economic impact, duration and spread of the COVID-19 virus is uncertain at this time.  The operational and financial performance of some of the portfolio companies in which we make investments has been and may further be significantly impacted by COVID-19, which may in turn impact the valuation of our investments, results of our operations and cash flows.

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

We have had a significant reduction in our net asset value as of December 31, 2020 as compared to our net asset value as of December 31, 2019. The decrease in net asset value as of December 31, 2020 was largely the result of decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding its long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2020, approximately $105.0 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, their financial condition and the results of operations and financial condition of our portfolio companies.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of December 31, 2020, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $85.6 million and $105.0 million in principal debt, respectively.  As of December 31, 2019, five debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $71.9 million and $174.3 million in principal debt, respectively.  The variable rates are based upon the LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of December 31, 2020.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$1,764
2.00%	1,176
1.00%	588
0.00%	-
(1.00)%	(27)
(2.00)%	(27)
(3.00)%	(27)

(1)

Several of our debt investments with variable rates contain a LIBOR floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such LIBOR floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2020, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

Item 11.  Executive Compensation.

The information required by Item 11 will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be contained in the Proxy Statement and is hereby incorporated by reference thereto.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 will be contained in the Proxy Statement is hereby incorporated by reference thereto.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

Exhibits

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No.  814-01211 with the SEC.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation and the Registrant (incorporated by reference to the Rule 425 filing on June 27, 2016)

2.2

Subscription Agreement, dated as of June 23, 2016, by and among the Registrant, Forest Investments, Inc. (formerly, Great Elm Capital Group, Inc.) and the investment funds signatory thereto (incorporated by reference to the Rule 425 filing on June 27, 2016)

2.3

Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit 13(d) to the pre-effective amendment to the Registration Statement on Form N-14 (File No. 333-212817) filed on September 26, 2016)

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

4.9	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.10*	Description of Registered Securities (incorporated by reference to Exhibit 4.10 to the Form 10-K filed on March 19, 2020)

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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.6	Custody Agreement, dated as of January 2, 2020, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 11, 2020)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*Filed herewith

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 16, 2021.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2021.

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

To the Stockholders and Board of Directors of

Great Elm Capital Corp.
Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and financial highlights (presented in Note 10) for each of the four years in the period then ended and for the period from November 3, 2016 (commencement of operations) to December 31, 2016, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended and for the period from November 3, 2016 (commencement of operations) to December 31, 2016 in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 16, 2021

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $147,494 and $168,269, respectively)	$112,116	$147,412
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $74,997 and $85,733, respectively)	74,998	85,733
Affiliated investments, at fair value (amortized cost of $109,840 and $102,704, respectively)	29,289	40,608
Controlled investments, at fair value (amortized cost of $7,630 and $10,601, respectively)	10,243	9,595
Total investments	226,646	283,348

Cash and cash equivalents	52,582	4,606
Restricted cash	600	-
Interest receivable	2,423	2,350
Dividends receivable	-	14
Due from portfolio company	837	617
Due from affiliates	-	15
Prepaid expenses and other assets	240	89
Total assets	$283,328	$291,039

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $494 and $839, respectively)	$29,799	$31,792
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $1,042 and $1,321, respectively)	44,568	45,078
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,529 and $2,058, respectively)	41,294	42,942
Payable for investments purchased	75,511	72,749
Interest payable	328	354
Distributions payable	1,911	1,338
Accrued incentive fees payable	9,176	8,157
Due to affiliates	764	997
Accrued expenses and other liabilities	362	743
Total liabilities	$203,713	$204,150

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 23,029,453 shares issued and outstanding and 10,062,682 shares issued and outstanding, respectively)	$230	$101
Additional paid-in capital	230,504	193,114
Accumulated losses	(151,119)	(106,326)
Total net assets	$79,615	$86,889
Total liabilities and net assets	$283,328	$291,039
Net asset value per share	$3.46	$8.63

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$12,740	$17,087	$16,259
Non-affiliated, non-controlled investments (PIK)	22	-	-
Affiliated investments	981	858	772
Affiliated investments (PIK)	5,218	4,158	7,204
Controlled investments	249	1,411	2,128
Controlled investments (PIK)	-	684	971
Total interest income	19,210	24,198	27,334
Dividend income from:
Non-affiliated, non-controlled investments	867	470	197
Controlled investments	2,240	1,600	-
Total dividend income	3,107	2,070	197
Other income from:
Non-affiliated, non-controlled investments	125	142	70
Non-affiliated, non-controlled investments (PIK)	368	-	-
Affiliated investments	-	2	92
Affiliated investments (PIK)	75	565	-
Controlled investments	12	61	61
Total other income	580	770	223
Total investment income	$22,897	$27,038	$27,754

Expenses:
Management fees	$2,511	$2,953	$2,955
Incentive fees	1,020	2,735	165
Administration fees	729	987	1,416
Custody fees	51	57	58
Directors’ fees	198	200	195
Professional services	1,441	833	1,205
Interest expense	9,126	7,636	5,645
Other expenses	655	491	601
Total expenses	15,731	15,892	12,240
Net investment income before taxes	$7,166	$11,146	$15,514
Excise tax	$17	$209	$180
Net investment income	$7,149	$10,937	$15,334

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(9,604)	$1,146	$2,209
Controlled investments	(1,382)	154	210
Realized gain on repurchase of debt	1,237	-	-
Total net realized gain (loss)	(9,749)	1,300	2,419
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(14,520)	(11,316)	(8,359)
Affiliated investments	(18,455)	(7,907)	(18,535)
Controlled investments	3,619	(561)	136
Total net change in unrealized appreciation (depreciation)	(29,356)	(19,784)	(26,758)
Net realized and unrealized gains (losses)	$(39,105)	$(18,484)	$(24,339)
Net increase (decrease) in net assets resulting from operations	$(31,956)	$(7,547)	$(9,005)

Net investment income per share (basic and diluted):	$0.54	$1.07	$1.44
Earnings per share (basic and diluted):	$(2.40)	$(0.74)	$(0.85)
Weighted average shares outstanding (basic and diluted):	13,309,463	10,249,578	10,652,401

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2020	2019	2018
Increase (decrease) in net assets resulting from operations:
Net investment income	$7,149	$10,937	$15,334
Net realized gain (loss)	(9,749)	1,300	2,419
Net change in unrealized appreciation (depreciation) on investments	(29,356)	(19,784)	(26,758)
Net increase (decrease) in net assets resulting from operations	(31,956)	(7,547)	(9,005)

Distributions to stockholders:
Distributions(1)	(13,349)	(10,680)	(13,166)
Total distributions to stockholders	(13,349)	(10,680)	(13,166)

Capital transactions:
Purchases of common stock	-	(5,000)	-
Issuance of common stock, net	30,248	-	-
Common stock distributed	7,783	-	-
Net increase (decrease) in net assets resulting from capital transactions	38,031	(5,000)	-
Total increase (decrease) in net assets	(7,274)	(23,227)	(22,171)
Net assets at beginning of period	$86,889	$110,116	$132,287
Net assets at end of period	$79,615	$86,889	$110,116

Capital share activity
Shares outstanding at the beginning of the period	10,062,682	10,652,401	10,652,401
Shares purchased	-	(589,719)	-
Issuance of common stock	10,761,950	-	-
Common stock distributed	2,204,821	-	-
Shares outstanding at the end of the period	23,029,453	10,062,682	10,652,401

(1)	Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(31,956)	$(7,547)	$(9,005)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(92,524)	(183,969)	(146,707)
Net change in short-term investments	10,735	(7,640)	(12,217)
Capitalized payment-in-kind interest	(6,074)	(5,141)	(10,321)
Proceeds from sales of investments	52,415	105,355	103,264
Proceeds from principal payments	59,578	57,350	20,678
Net realized (gain) loss on investments	10,977	(1,300)	(2,419)
Net change in unrealized (appreciation) depreciation on investments	29,356	19,784	26,758
Amortization of premium and accretion of discount, net	(4,999)	(5,982)	(3,485)
Net realized gain on repurchase of debt	(1,237)	-	-
Amortization of discount (premium) on long term debt	1,153	815	657
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(73)	905	1,772
(Increase) decrease in dividends receivable	14	(5)	-
(Increase) decrease in due from portfolio company	(220)	(62)	(351)
(Increase) decrease in due from affiliates	15	(10)	687
(Increase) decrease in prepaid expenses and other assets	(151)	325	(121)
Increase (decrease) in due to affiliates	786	2,663	298
Increase (decrease) in interest payable	(26)	-	-
Increase (decrease) in accrued expenses and other liabilities	(381)	(15)	55
Net cash provided by (used for) operating activities	27,388	(24,474)	(30,457)
Cash flows from financing activities
Purchases of common stock	-	(5,000)	-
Purchase of debt	(4,067)	-	-
Issuance of Notes payable	-	42,696	44,448
Proceeds from issuance of common stock	31,748	-	-
Payments of offering costs	(1,500)	-	-
Distributions paid	(4,993)	(12,783)	(12,740)
Net cash provided by (used for) financing activities	21,188	24,913	31,708
Net increase (decrease) in cash	48,576	439	1,251
Cash and cash equivalents and restricted cash, beginning of period	4,606	4,167	2,916
Cash and cash equivalents and restricted cash, end of period	$53,182	$4,606	$4,167

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$1,911	$1,338	$3,441
Common stock distributed	$7,783	$-	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$233	$171	$120
Cash paid for interest	$7,996	$6,821	$5,088

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$52,582	$4,606	$4,167
Restricted cash	600	-	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$53,182	$4,606	$4,167

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
ABB/Con-Cise Optical Group LLC	Wholesale-Apparel, Piece Goods & Notions	1st Lien, Secured Loan	5	6M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,992	$2,758	$2,762
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	6,000	4,994	4,642
Avanti Communications Group PLC	Wireless Telecommunications Services	1.25 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	05/24/2021	1,148	1,148	1,148
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	9,512	9,512	9,512
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	46,375	44,280	18,610
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	1,203
Blueknight Energy Partners L.P.	Oil & Gas	Series A Preferred Units		n/a	10/07/2020	n/a	173,993	1,039	1,185
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (7.50%)	03/28/2019	04/06/2024	8,810	8,697	5,154
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5, 6	3M L + 10.00%, 11.50% Floor (11.50%)	11/23/2020	11/23/2024	6,250	5,836	6,250
California Pizza Kitchen, Inc.	Restaurants	2nd Lien, Secured Loan	5, 6	3M L + 13.50%, 15.00% Floor (15.00%)	11/23/2020	05/23/2025	1,873	1,873	1,873
California Pizza Kitchen, Inc.	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	150,716	12,514	2,347
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	2,157,906	12,912	16,120
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	3,763
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver	5, 10	3M L+ 4.00%, 4.00% Floor (4.23%)	02/19/2020	02/09/2021	-	(15)	-
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver - Unfunded	5, 10	0.38%	02/19/2020	02/09/2021	4,000	-	(9)
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,946	2,001
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan		2M L + 7.50%, 8.50% Floor (8.50%)	07/23/2020	02/02/2024	2,962	2,800	2,948

Gateway Casinos & Entertainment Limited	Casinos & Gaming	2nd Lien, Secured Note	10	8.25%	11/17/2020	03/01/2024	3,000	2,688	2,820
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (4.17%)	01/27/2020	02/17/2022	-	(622)	-
Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	8,026	-	(425)
Lenders' Funding, LLC	Specialty Finance	Receivable	5	15.00%	10/16/2020	06/01/2021	2,679	2,679	2,679
Lenders' Funding, LLC	Specialty Finance	Receivable - Unfunded	5	n/a	10/16/2020	06/01/2021	321	-	-
Martin Midstream Partners LP	Oil & Gas	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	110	106	105
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.40%)	08/02/2019	12/01/2025	3,000	2,824	2,895
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	4,367	3,840	3,996
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	19
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
Par Petroleum, LLC	Oil & Gas	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,544	2,880
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	164	164	162
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	875	514	827
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	3,500	-	(191)
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,076	1,076	1,076
PFS Holdings Corp.	Food & Staples	Common Equity	5, 7	n/a	11/13/2020	n/a	5,222	12,378	7,618
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	10,081
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.81%)	01/29/2019	12/20/2022	6,947	6,525	6,906
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	3,053	-	(142)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,959	11,972
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.23%)	11/21/2019	11/02/2023	-	(1,370)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	0.50%	11/21/2019	11/02/2023	10,000	-	(160)

Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	200	200	200
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	n/a	03/20/2018	01/26/2023	8,910	-	-
Tensar Corporation	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,656	9,676
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	5,352
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	793
Viasat, Inc.	Specialty Finance	Receivable	5	n/a	10/23/2020	01/01/2021	3,000	3,000	3,000
Total Investments excluding Short-Term Investments (190.48% of Net Assets)								264,964	151,648
Short-Term Investments
United States Treasury	Short Term	Treasury Bill		0%	03/30/2019	01/26/2021	75,000	74,997	74,998
Total Short-Term Investments (94.20% of Net Assets)								74,997	74,998
TOTAL INVESTMENTS (284.68% of Net Assets)			13					$339,961	$226,646
Other Liabilities in Excess of Assets (184.68% of Net Assets)									$(147,031)
NET ASSETS									$79,615
(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.14%. The two month (“2M”) LIBOR as of period end was 0.19%.  The three month (“3M”) LIBOR as of period end was 0.24%. The six month (“6M”) LIBOR as of period end was 0.26%.

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
(6)

Security pays, or has the option to pay, all of its interest in kind. As of December 31, 2020, each of the Avanti Communications Group, plc secured bonds and California Pizza Kitchen, Inc. pay in kind ("PIK") and the rates above reflect the PIK interest rates.

(7)	Non-income producing security.

(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 24.2% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $28,019; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $124,342; the net unrealized depreciation was $(96,323); the aggregate cost of securities for Federal income tax purposes was $322,969.

As of December 31, 2020, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$108,152	135.85%
Equity/Other	43,496	54.63%
Short-Term Investments	74,998	94.20%
Total	$226,646	284.68%

As of December 31, 2020, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$29,270	36.76%
Oil & Gas	20,290	25.49%
Internet Media	18,736	23.53%
Specialty Finance	15,760	19.80%
Restaurants	10,470	13.15%
Construction Materials Manufacturing	9,676	12.15%
Food & Staples	8,694	10.92%
Retail	6,145	7.72%
Apparel & Textile Products	5,154	6.47%
Software Services	4,896	6.15%
Industrial	4,642	5.83%
Metals & Mining	3,996	5.02%
Radio Broadcasting	3,763	4.74%
Transportation Equipment Manufacturing	2,948	3.70%
Casinos & Gaming	2,820	3.55%
Wholesale-Apparel, Piece Goods & Notions	2,762	3.47%
Hotel Operator	1,203	1.51%
Technology	202	0.25%
Real Estate Services	200	0.25%
Building Cleaning and Maintenance Services	162	0.20%
Maritime Security Services	19	0.02%
Consumer Finance	-	0.00%
Telecommunications Services	(160)	-0.20%
Short-Term Investments	74,998	94.20%
Total	$226,646	284.68%

As of December 31, 2020, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$187,184	235.11%
United Kingdom	36,642	46.02%
Canada	2,820	3.55%
Total	$226,646	284.68%

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

As of December 31, 2019, the Company’s investments consisted of the following:

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

GREAT ELM CAPITAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1.  ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation.  The Company is structured as an externally managed, non-diversified closed-end management investment company.  The Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), a subsidiary of Great Elm Group, Inc., a Delaware corporation (“Great Elm Group”).

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
2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.  The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 946, Financial Services – Investment Companies.

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

The Company has accrued $17, $209 and $180 of excise tax expense for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the Company, for federal income tax purposes, had capital loss carryforwards of $54,887 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2020 $44,058 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2020, $16,815 are short-term and $38,072 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year.  Based on its analysis of its tax position for all open tax years (fiscal years 2017 through 2020), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.  Such open tax years remain subject to examination and adjustment by tax authorities.

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

Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), to facilitate the effects of reference rate reform on financial reporting.  The provisions provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform on financial reporting due to the cessation of LIBOR if certain criteria are met.  The amendments are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company adopted the amendments as of March 12, 2020 on a prospective basis and there was no impact to the accompanying financial statements and related disclosures.

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

The Company’s Chief Executive Officer is also the chief investment officer of GECM, and the chief executive officer and a member of the board of directors of GEG.  The Company’s Chief Compliance Officer is also the chief operating officer, chief compliance officer and general counsel of GECM, and the president and chief operating officer of GEG.  The Company’s Chief Financial Officer is also the chief financial officer of GECM.

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

For the years ended December 31, 2020, 2019 and 2018, management fees amounted to $2,511, $2,953 and $2,955, respectively.  As of December 31, 2020 and 2019, $613 and $746 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2020 was $29,989.  Accrued Unpaid Income includes capitalized PIK income of $17,680 on investments still held at December 31, 2020.  Accrued Unpaid Income as of December 31, 2019 was $23,495, which included capitalized PIK income of $12,279 on investments still held at December 31, 2019.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred Income Incentive Fees of $1,020, $2,735 and $165, respectively.  For the year ended December 31, 2018, the Income Incentive Fees incurred include an accrual of $3,100 offset by a reversal of $2,935 of Income Incentive Fees previously accrued (discussed further below).  As of December 31, 2020 and 2019, $9,176 and $8,157 of Income Incentive Fees, respectively remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the years ended December 31, 2020, 2019 and 2018, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses under the Administration Agreement of $729, $987 and $1,416, respectively.  As of December 31, 2020 and 2019, $151 and $176, remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020 and 2019.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$22,287	$85,865	$108,152
Equity/Other	17,305	-	26,191	43,496
Short Term Investments	74,998	-	-	74,998
Total investment assets	$92,303	$22,287	$112,056	$226,646

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,635	$120,431	$174,066
Equity/Other	-	-	23,549	23,549
Short Term Investments	85,733	-	-	85,733
Total investment assets	$85,733	$53,635	$143,980	$283,348

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2020
Debt	$120,431	$(3,735)	$68,317	$(2,332)	$(18,844)	$(81,823)	$3,851	$85,865
Equity/Other	23,549	-	24,893	-	(21,428)	(823)	-	26,191
Total investment assets	$143,980	$(3,735)	$93,210	$(2,332)	$(40,272)	$(82,646)	$3,851	$112,056

The following is a reconciliation of Level 3 assets for the year ended December 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2019
Debt	$116,034	$-	$120,050	$(313)	$(6,210)	$(112,879)	$3,749	$120,431
Equity/Other	-	6,231	32,935	-	(14,003)	(1,614)	-	23,549
Total investment assets	$116,034	$6,231	$152,985	$(313)	$(20,213)	$(114,493)	$3,749	$143,980
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

(2)

The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2020 totaled $(45,879) consisting of the following: $(24,452) related to debt investments and $(21,427) related to equity/other.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2019 totaled $(20,664) consisting of the following: $(6,661) related to debt investments and $(14,003) relating to equity/other.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2020. Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2020.

One investment with a fair value of $2,353 was transferred from Level 1 to Level 3 during the year ended December 31, 2019 as a result of the shares being delisted from their primary exchange.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2020 and 2019, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,393	Market Approach	Earnings Multiple	0.35 - 4.50 (3.15)
		Income Approach	Discount Rate	16.25% - 30.00% (18.93%)
	6,906	Income Approach	Discount Rate	6.67%
		Quotes		$98.81
	41,447	Income Approach	Discount Rate	2.24% - 45.25% (14.75%)
	(100)	Income Approach	Implied Yield	2.63% - 6.66% (4.86%)
	219	Asset Recovery / Liquidation(4)
Total Debt	$85,865

Equity/Other	$12,428	Market Approach	Earnings Multiple	0.35 - 4.50 (2.33)
		Income Approach	Discount Rate	16.25% - 37.50% (34.33%)
	12,970	Market Approach	Earnings Multiple	0.15 - 17.75 (6.44)
	793	Asset Recovery / Liquidation(4)
Total Equity/Other	$26,191

As of December 31, 2019
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$9,054	Market Approach	EBITDA Multiple	5.50
	(1,262)		Implied Yield	4.09% - 8.09% (7.03%)
	38,225	Market Approach	Earnings Multiple	4.25
		Income Approach	Discount Rate	12.75%
	73,334	Income Approach	Discount Rate	3.45% - 32.50% (12.70%)
	1,080	Asset Recovery / Liquidation(4)
Total Debt	$120,431

Equity/Other	$10,079	Market Approach	Earnings Multiple	2.80 - 4.25 (3.41)
		Income Approach	Discount Rate	12.75% - 39.00% (32.87%)
	11,996	Market Approach	Comparable Price(3)	6.00 - 11.00 (8.75)
	1,474	Asset Recovery / Liquidation(4)
Total Equity/Other	$23,549
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.  During the year ended December 31, 2020, the Company repurchased $2,338 in principal amount of the GECCL Notes, $788 in principal amount of the GECCM Notes and $2,178 in principal amount of the GECCN Notes.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of December 31, 2020, the Company’s asset coverage ratio was approximately 167.1%.

As of December 31, 2020 and 2019, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2020, 2019 and 2018, the components of interest expense were as follows:

	For the years ended December 31,
	2020	2019	2018
Borrowing interest expense	$7,973	$6,821	$5,088
Amortization of acquisition premium	1,153	815	557
Total	$9,126	$7,636	$5,645
Weighted average interest rate(1)	7.54%	7.40%	7.27%
Average outstanding balance	$121,012	$103,200	$77,631
(1)	Annualized.

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

	December 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,148
Unsecured Debt - GECCM Notes	45,610	45,610	43,877
Unsecured Debt - GECCN Notes	42,823	42,823	40,682
Total	$118,726	$118,726	$114,707

	December 31, 2019
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$32,631	$32,631	$32,918
Unsecured Debt - GECCM Notes	46,398	46,398	46,888
Unsecured Debt - GECCN Notes	45,000	45,000	45,180
Total	$124,029	$124,029	$124,986

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of December 31, 2020, the Company had approximately $37,810 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2020 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8.  TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Distributions paid from:
Ordinary income	$13,084	$10,680	$13,116
Net long term capital gains	265	-	-
Total taxable distributions	$13,349	$10,680	$13,116

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2020	2019	2018
Undistributed ordinary income, net	$91	$5,828	$6,111
Undistributed capital gains	-	265	-
Capital loss carryforwards	(54,887)	(45,137)	(46,161)
Total undistributed earnings	(54,796)	(39,044)	(40,050)
Unrealized earnings (losses), net	(96,323)	(67,281)	(48,187)
Total accumulated earnings (losses), net(1)	$(151,119)	$(106,325)	$(88,237)
(1)	Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2020	2019
Tax cost	$322,969	$350,629

Gross unrealized appreciation	28,019	3,357
Gross unrealized depreciation	(124,342)	(70,638)
Net unrealized appreciation (depreciation) on investments	$(96,323)	$(67,281)

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

	As of December 31,
(in thousands)	2020	2019
Paid-in capital in excess of par	$(512)	$(139)
Accumulated undistributed net investment income	239	639
Accumulated net realized gain (loss)	273	(500)

At December 31, 2020, the Company, for federal income tax purposes, had capital loss carryforwards of $54,887 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2020, $44,058 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2020, $16,815 are short-term and $38,072 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (ASC 740) provides guidance on the accounting for and disclosure of uncertainty in tax position.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year.  Based on its analysis of its tax position for all open tax years (fiscal years 2017 through 2020), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.  Such open tax years remain subject to examination and adjustment by tax authorities.

9.  RIGHTS OFFERING

On October 1, 2020, the Company completed a non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $2.95 per share.  In total, the Company sold 10,761,950 shares of the Company’s common stock for aggregate gross proceeds of approximately 31,748.

10.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,				November 3, 2016 (Commencement of Operations) to December 31,
	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$8.63	$10.34	$12.42	$13.52	$14.41
Net investment income	0.54	1.07	1.44	1.52	0.28
Net realized gains	(0.73)	0.13	0.23	0.31	0.02
Net change in unrealized appreciation (depreciation)	(0.97)	(1.96)	(2.51)	(2.13)	(1.05)
Net increase (decrease) in net assets resulting from operations	(1.16)	(0.76)	(0.84)	(0.30)	(0.75)
Issuance of common stock	(3.01)	-	-	-	-
Accretion from share buybacks	-	0.10	-	0.40	0.03
Distributions declared from net investment income(2)	(1.00)	(1.05)	(1.24)	(1.20)	(0.17)
Net decrease resulting from distributions to common stockholders	(1.00)	(1.05)	(1.24)	(1.20)	(0.17)
Net asset value, end of period	$3.46	$8.63	$10.34	$12.42	$13.52
Per share market value, end of period	$3.60	$7.78	$7.85	$9.84	$11.67

Shares outstanding, end of period	23,029,453	10,062,682	10,652,401	10,652,401	12,790,880
Total return based on net asset value(3)	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver(4),(5)	25.84%	16.46%	9.96%	7.87%	10.27%(7)
Ratio of total expenses to average net assets after waiver(4),(5)	25.84%	16.46%	9.96%	8.00%	9.99%(7)
Ratio of incentive fees to average net assets(4)	1.68%	2.80%	0.13%	2.89%	3.04%
Ratio of net investment income to average net assets(4),(5)	11.77%	11.18%	12.30%	11.56%	10.52%(7)
Portfolio turnover	64%	81%	67%	116%	27%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.

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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the years ended December 31, 2020, 2019 and 2018 and 2017 and the period ended December 31, 2016 average net assets were $60,884, $97,791, $124,668, $151,986 and $179,366, respectively.

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

11.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at December 31, 2020 represented 37% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at December 31, 2020 represented 13% of the Company's net assets.

Fair value as of December 31, 2020 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2020
Issue(1)	Fair value at December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2020	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.25 Lien, Secured Bond	$-	$1,148	$-	$-	$-	$1,148	$94	$75	$-
1.5 Lien, Secured Bond	8,413	1,099	-	-	-	9,512	1,126	-	-
2nd Lien, Secured Bond	29,812	4,889	-	-	(16,091)	18,610	4,979	-	-
Equity (9% of class)	2,353	-	-	-	(2,353)	-	-	-	-
	40,578	7,136	-	-	(18,444)	29,270	6,199	75	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	30	-	-	-	(11)	19	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	30	-	-	-	(11)	19	-	-	-

Totals	$40,608	$7,136	$-	$-	$(18,455)	$29,289	$6,199	$75	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$806	$591	$1,397	$-	$-	$-	$43	$12	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	244	-	109	(1,382)	1,247	-	63	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,050	591	1,506	(1,382)	1,247	-	106	12	-

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	819	-	674	-	17	162	-	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	819	-	674	-	17	162	-	-	-

Prestige Capital Finance, LLC
Receivable	-	5,094	5,094	-	-	-	54	-	-
Receivable	-	4,270	4,270	-	-	-	66	-	-
Receivable	-	3,063	3,063	-	-	-	23	-	-
Equity (80% of class)	7,726	-	-	-	2,355	10,081	-	-	2,240
	7,726	12,427	12,427	-	2,355	10,081	143	-	2,240

Totals	$9,595	$13,018	$14,607	$(1,382)	$3,619	$10,243	$249	$12	$2,240
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

Fair value as of December 31, 2019 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

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

12.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2020 and 2019.  The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
(in thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$5,749	$5,951	$4,768	$6,429	$7,012	$7,002	$6,711	$6,313
Net investment income	1,648	1,933	916	2,652	2,539	2,619	2,995	2,784
Net realized and unrealized gains (losses)	(11,281)	5,771	2,595	(36,190)	(4,130)	(12,265)	(7,373)	5,284
Net decrease in net assets resulting from operations	$(9,633)	$7,704	$3,511	$(33,538)	$(1,591)	$(9,646)	$(4,378)	$8,068
Basic and diluted earnings (losses) per common share	$(0.43)	$0.72	$0.34	$(3.33)	$(0.11)	$(0.96)	$(0.43)	$0.76
Net asset value per common share at end of quarter	$3.46	$5.53	$5.10	$5.05	$8.63	$9.09	$10.30	$10.89

13.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued.  Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Board set distributions for the quarter ending June 30, 2021 at a rate of $0.10 per share.  All of the distribution is from distributable earnings.  The schedule of distribution payment will be established by GECC pursuant to authority granted by the Board.  The distribution will be paid in cash.

In January 2021:

•	the Company sold $1,717 in par value of California Pizza Kitchen, Inc. (“CPK”) second lien exit term loan at approximately 93% of par value.
•	the Company purchased $1,095 in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 92% of par value.
•	the Company sold 26,500 shares of Crestwood Equity Partners LP (“Crestwood”) Class A Preferred Equity Units for approximately $217.
•	the Company purchased $3,589 in par value of CPK first lien exit term loan at approximately 99% of par value.
•	the Company sold $2,000 in par value of APTIM Corp. first lien bonds at approximately 85% of par value.
•	the Company purchased $2,000 in par value of Gateway Casinos & Entertainment Limited second lien bonds at approximately 93% of par value.
•	the Company purchased $2,000 in par value of National CineMedia LLC first lien bonds at approximately 89% of par value.
•	the Company received a payment of approximately $320 related to PR Wireless warrants that had previously been written off.
•	the Company purchased approximately $2,165 of Special Purpose Acquisition Company (“SPAC”) initial public offerings across 21 companies.

In February 2021:

•	the Company purchased $3,764 in par value of Avanti Communications Group, plc 1.125 lien term loan at 100% of par value.
•	the Company purchased $3,000 in par value of PetroChoice Holdings Inc. first lien term loan at approximately 97% of par value.
•	the Company purchased $2,000 in par value of Natural Resource Partners, L.P. unsecured bonds at approximately 97% of par value.
•	$3,000 of par value of Viasat, Inc. receivable was redeemed at 100% of par value.
•	$164 of par value of PE Facility Solutions, LLC first lien secured loan B was redeemed at 100% of par value.
•	the Company received a distribution of approximately $140 from our investment in PE Facility Solutions, LLC common equity.
•	the Company purchased $5,000 in par value of Ruby Tuesday Operations, LLC first lien term loan at 100% of par value.
•	the Company purchased approximately $6,918 of SPAC initial public offerings across 63 companies.
•	the Company sold one SPAC position for approximately $204.

In March 2021:

•	the Company purchased $3,000 in par value of GEO Group, Inc. unsecured notes at approximately 79% of par value.
•	the Company sold $1,000 in par value of APTIM Corp. first lien bonds 86% of par value.
•	the Company sold 23,500 shares of Crestwood Class A Preferred Equity Units for approximately $192.
•	the Company purchased approximately $3,728 of SPAC initial public offerings across 43 companies.
•	the Company sold approximately $3,068 of SPAC positions across 39 companies.