Form 10-Q
period 2021-03-31
Great Elm Capital Corp.
filed 2021-05-07
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, the registrant had 23,508,232 shares of common stock, $0.01 par value per share, outstanding.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements.  The forward-looking statements contained in this report involve risks and uncertainties.  Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (our “Form 10-K”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and income generating equity investments.  We invest in the debt of middle-market companies in the form of senior secured and unsecured notes as well as senior secured loans, junior loans and mezzanine debt.  We also make investments in preferred equity, investments in debt and equity securities of specialty finance businesses and other equity investments.

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

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including, among others, the amount of debt and equity capital available from other sources to middle-market companies, the level of merger and acquisition activity, pricing in the high yield and leveraged loan credit markets, opportunities in the specialty finance sector, our expectations of future investment opportunities, the general economic environment as well as the competitive environment for the types of investments we make.

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements.

Revenues

We generate revenue primarily from interest on the debt investments that we hold, dividends on the equity investments that we hold, capital gains on the disposition of investments, and lease, fee, and other income.  Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity.  Our debt investments generally pay interest quarterly or semi-annually.  Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity.  In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind (“PIK”).  In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

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

We may purchase debt investments at a discount to their face value.  Discounts on the acquisition of corporate debt instruments are generally amortized using the effective-interest or constant-yield method unless there are material questions as to collectability.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2020 and the three months ended March 31, 2021:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2020	$31,882	$(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
Quarter ended December 31, 2020	19,070	(27,039)	11.72%
For the year ended December 31, 2020	101,360	(111,993)

Quarter ended March 31, 2021	58,429	(28,268)	10.91%
For the three months ended March 31, 2021	$58,429	$(28,268)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2021 and the year ended December 31, 2020.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Beginning Investment Portfolio, at fair value	$151,648	$197,615
Portfolio Investments acquired(1)	58,429	101,360
Amortization of premium and accretion of discount, net	773	4,999
Portfolio Investments repaid or sold(2)	(28,268)	(111,993)
Net change in unrealized appreciation (depreciation) on investments	14,324	(29,356)
Net realized gain (loss) on investments	(3,275)	(10,977)
Ending Investment Portfolio, at fair value	$193,631	$151,648

(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$38,178	19.72%	$29,270	19.30%
Oil & Gas	25,084	12.95%	20,290	13.38%
Restaurants	18,906	9.76%	10,470	6.91%
Internet Media	18,727	9.67%	18,736	12.35%
Specialty Finance	12,250	6.33%	15,760	10.39%
Special Purpose Acquisition Company	10,014	5.17%	-	-%
Construction Materials Manufacturing	9,699	5.01%	9,676	6.38%
Retail	8,204	4.24%	6,145	4.05%
Metals & Mining	7,094	3.66%	3,996	2.65%
Food & Staples	6,441	3.33%	8,694	5.73%
Media & Entertainment	6,311	3.26%	-	-%
Transportation Equipment Manufacturing	5,880	3.04%	2,948	1.95%
Software Services	4,995	2.58%	4,896	3.23%
Casinos & Gaming	4,762	2.46%	2,820	1.86%
Radio Broadcasting	4,125	2.13%	3,763	2.48%
Motor Vehicle Parts and Accessories	2,865	1.48%	-	-%
Wholesale-Apparel, Piece Goods & Notions	2,801	1.45%	2,762	1.82%
Industrial	2,557	1.32%	4,642	3.06%
Consumer Services	2,393	1.23%	-	-%
Chemicals	1,469	0.76%	-	-%
Hotel Operator	437	0.22%	1,203	0.79%
Technology	413	0.21%	202	0.13%
Maritime Security Services	32	0.02%	19	0.01%
Telecommunications Services	(6)	-%	(160)	(0.11)%
Apparel & Textile Products	-	-%	5,154	3.40%
Real Estate Services	-	-%	200	0.13%
Building Cleaning and Maintenance Services	-	-%	162	0.11%
Total	$193,631	100.00%	$151,648	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended March 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$5,295	$0.23	$6,429	$0.64
Interest income	4,179	0.19	5,987	0.59
Dividend income	801	0.03	403	0.04
Other income	315	0.01	39	0.00
(1)	The per share amounts are based on a weighted average of 23,401,837 outstanding common shares for the three months ended March 31, 2021.
(2)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three months ended March 31, 2021 and 2020, interest income includes non-cash PIK income of $1.5 million and $1.2 million, respectively.

Interest income decreased for the three months ended March 31, 2021 as compared to the corresponding period in the prior year due to exits from certain high yielding positions, including Commercial Barge Line Company (“Commercial Barge”) 1st lien secured loan and the restructuring of our investment in PFS Holdings Corp. (“PFS”) 1st lien secured loan due 2021, for which we recognized $0.4 million and $0.6 million, respectively, in accretion income during the three months ended March 31, 2020.  In addition, interest rates on our floating rate investments have decreased over the past year as the LIBOR base rates have experienced declines.  These decreases have been partially offset by increases in the total outstanding principal of our debt investments as of March 31, 2021 as compared to March 31, 2020.

Dividend income for the three months ended March 31, 2021 increased as compared to the corresponding period in the prior year due to investments made in dividend-yielding preferred equities during the 2020 fiscal year, resulting in an additional $0.5 million in dividend income for the three months ended March 31, 2021.

The increase in other income for the three months ended March 31, 2021 as compared to the corresponding period in the prior year is primarily attributable to PIK commitment and funding fees earned on our February 2021 investment in Avanti Communications Group, plc (“Avanti”) 1.125 lien senior secured notes.

As discussed under “—Recent Developments”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company. If interest rates stay depressed or continue to decrease further and we are otherwise unable to offset these reductions by investing in other debt instruments with higher interest rates, we will see further decrease in our investment income.

Expenses

	For the Three Months Ended March 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$3,791	$0.16	$3,777	$0.38
Management fees	660	0.03	698	0.07
Incentive fees	108	-	100	0.01
Total advisory and management fees	$768	$0.03	$798	$0.08
Administration fees	156	0.01	204	0.02
Directors’ fees	55	-	51	0.01
Interest expense	2,198	0.09	2,305	0.23
Professional services	425	0.02	257	0.03
Custody fees	13	-	20	0.00
Other	176	0.01	142	0.01
(1)	The per share amounts are based on a weighted average of 23,401,837 outstanding common shares for the three months ended March 31, 2021.
(2)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.

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

Total expenses for the three months ended March 31, 2021 were generally consistent with total expenses the three months ended March 31, 2020. Administration fees decreased in the current period as compared to the corresponding period in the prior year as a result of changes in certain service providers and ongoing efficiency efforts at the management company.  Fees for professional services increased in the current period as compared to the corresponding period in the prior year due to certain one-time costs, including approximately $0.2 million in legal fees for compliance matters and claims related to certain investments, that are not expected to recur in future periods.

The decrease in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is due to the bond repurchases during the 2020 fiscal year, which resulted in a weighted average outstanding debt balance of $118.7 million for the three months ended March 31, 2021, as compared to $124.0 million for the three months ended March 31, 2020.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(3,275)	$(0.14)	$(11,313)	$(1.12)
Gross realized gain	919	0.04	402	0.04
Gross realized loss	(4,194)	(0.18)	(11,715)	(1.16)

(1)	The per share amounts are based on a weighted average of 23,401,837 outstanding common shares for the three months ended March 31, 2021.
(2)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.

During the three months ended March 31, 2021, net realized losses were primarily driven by the sale of our investment in Boardriders, Inc. (“Boardriders”) 1st lien secured loan for which we recognized a realized loss of $3.0 million.  This realized loss was partially offset by realized gains of $0.3 million on proceeds received from our former investment in PR Wireless, Inc., $0.2 million on the early paydown of our investments in First Brands, Inc. 1st lien secured loan, $0.1 million in proceeds received from our investment in PE Facility Solutions, LLC common equity.

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

Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net unrealized appreciation/ (depreciation)	$14,317	$0.61	$(24,877)	$(2.47)
Unrealized appreciation	18,032	0.77	6,979	0.69
Unrealized depreciation	(3,715)	(0.16)	(31,856)	(3.16)

(1)	The per share amounts are based on a weighted average of 23,401,837 outstanding common shares for the three months ended March 31, 2021.
(2)	The per share amounts are based on a weighted average of 10,062,682 outstanding common shares for the three months ended March 31, 2020.

During the three months ended March 31, 2021, net unrealized appreciation was largely driven by increases in the fair value of our investments in Avanti’s 2nd lien secured bond and Tru Taj (UK) Asia Limited (“Tru Taj”) common equity and Crestwood Equity Partners LP preferred equity which had net unrealized appreciation of $4.3 million, $2.8 million and $2.4 million respectively.  In addition, the sale of our investment in Boardriders 1st lien secured loan resulted in the reversal approximately $3.5 million of unrealized depreciation previously recognized in prior periods.

Unrealized depreciation for the three months ended March 31, 2021 was primarily due to a decrease in the fair value of our investment in PFS Holdings Corp. common equity for which we recognized $2.2 million in unrealized depreciation.

During the three months ended March 31, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $4.0 million on our investment in Avanti’s 2nd lien secured bond, approximately $3.6 million on our investment in Tru Taj common equity and approximately $3.4 million and $2.6 million on our investment in California Pizza Kitchen, Inc. (“CPK”) 1st lien loan and 2nd lien loan, respectively.  The Avanti, Tru Taj and CPK investments are all level 3 investments for which the valuations include unobservable inputs such as discount rates and comparable company multiples which have experienced decreases as of March 31, 2020 as compared to December 31, 2019 due to general market volatility, including the impact of the COVID-19 pandemic during the three months ended March 31, 2020.  Additionally, we recognized unrealized losses of $2.3 million and $2.7 million on our investments in Finastra Group Holdings, Ltd. and ASP Chromaflo Technologies Corp., both of which were valued at March 31, 2020 based on active market prices.

Unrealized appreciation for the three months ended March 31, 2020 was primarily due to the sale of Commercial Barge in February 2020, for which we realized approximately $6.3 million of previously unrealized losses. In the table above, the presentation of gross unrealized appreciation and depreciation amounts for the three months ended March 31, 2020 has been updated consistent with the current year presentation which groups the funded and unfunded portion of revolvers together.

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

At March 31, 2021, we had approximately $26.6 million of cash and cash equivalents. At March 31, 2021, we had investments in 33 debt instruments across 29 companies, totaling approximately $135.5 million at fair value and 135 equity investments in 116 companies, totaling approximately $58.1 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2021, we had approximately $31.4 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our March 31, 2021 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2021, net cash used for operating activities was approximately $24.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash used by purchases and proceeds from sales of investments was approximately $23.2 million, reflecting payments for additional investments of $45.4 million, offset by proceeds from principal repayments and sales of $22.2 million.  Such amounts include draws and repayments on revolving credit facilities.

For the three months ended March 31, 2021, net cash used for financing activities was $2.5 million related to distributions to investors.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended March 31, 2021.

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCL Notes outstanding as of March 31, 2021 is $30.3 million.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes” and, together with the GECCL Notes and GECCM Notes, the “Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of March 31, 2021 is $45.6 million.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of the GECCN Notes, which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of March 31, 2021 is $42.8 million.

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

We may repurchase the Notes in accordance with the Investment Company Act of 1940 and the rules promulgated thereunder.

As of March 31, 2021, our asset coverage ratio was approximately 177.1%.  We are subject to a minimum asset coverage ratio of 150%.

Recent Developments

Our Board authorized the distribution for the quarter ending September 30, 2021 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by our Board.

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is the earlier of (i) May 5, 2024 and (ii) May 15, 2022 if the Company’s 6.50% notes due 2022 are not refinanced on or prior to such date. Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 160% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

In April 2021:

•	we purchased $3.0 million in par value of Viasat, Inc. receivable at 90% of par value.
•	we sold $3.0 million in par value of PetroChoice Holdings, Inc. first lien secured loan at approximately 97% of par value.
•	we sold 99,506 shares of Crestwood Equity Partners, LP class A preferred equity units for approximately $0.9 million.
•	we sold 100,000 shares of TRU (UK) Asia Limited common equity for approximately $1.0 million.
•	we sold 25,716 share of California Pizza Kitchen, Inc. common equity for approximately $0.8 million.
•	our $10.0 million Subcom, LLC 1st lien secured revolver commitment was retired.
•	we sold approximately $0.3 million of SPAC positions across 20 companies.

In May 2021:

•	we purchased $3.0 million in par value of W&T Offshore, Inc. second lien secured bond at approximately 89% of par value.
•	we purchased $1.0 million in par value of Cleaver-Brooks, Inc. secured bond at 100% of par value.
•	we sold approximately $0.04 million of SPAC positions across five companies.

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

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, approximately $107.8 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors.  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased.  A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of March 31, 2021, 14 debt investments in our portfolio bore interest at a fixed rate, and the remaining 19 debt investments were at variable rates, representing approximately $98.4 million and $107.8 million in principal debt, respectively.  As of December 31, 2020, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $85.6 million and $105.0 million in principal debt, respectively.  The variable rates are based upon the LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of March 31, 2021.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$2,001
2.00%	1,334
1.00%	667
(1.00)%	(22)
(2.00)%	(22)
(3.00)%	(22)
(1)

Several of our debt investments with variable rates contain a LIBOR floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such LIBOR floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at March 31, 2021, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. A description of our legal proceedings is included in Note 6 of the unaudited consolidated financial statements attached to this report.

Item 1A.  Risk Factors.

There have been no material changes in risk factors in the period covered by this report.  See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

GREAT ELM CAPITAL CORP.

Date: May 7, 2021	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: May 7, 2021	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $169,052 and $147,494, respectively)	$143,171	$112,116
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $139,997 and $74,997, respectively)	139,991	74,998
Affiliated investments, at fair value (amortized cost of $114,478 and $109,840, respectively)	38,210	29,289
Controlled investments, at fair value (amortized cost of $9,093 and $7,630, respectively)	12,250	10,243
Total investments	333,622	226,646

Cash and cash equivalents	26,572	52,582
Restricted cash	-	600
Receivable for investments sold	6,111	-
Interest receivable	4,118	2,423
Due from portfolio company	895	837
Prepaid expenses and other assets	44	240
Total assets	$371,362	$283,328

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $425 and $494, respectively)	$29,868	$29,799
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $980 and $1,042, respectively)	44,630	44,568
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,421 and $1,529, respectively)	41,402	41,294
Payable for investments purchased	152,953	75,511
Interest payable	328	328
Distributions payable	-	1,911
Accrued incentive fees payable	9,284	9,176
Due to affiliates	776	764
Accrued expenses and other liabilities	590	362
Total liabilities	$279,831	$203,713

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 23,508,232 shares issued and outstanding and 23,029,453 shares issued and outstanding, respectively)	$235	$230
Additional paid-in capital	232,219	230,504
Accumulated losses	(140,923)	(151,119)
Total net assets	$91,531	$79,615
Total liabilities and net assets	$371,362	$283,328
Net asset value per share	$3.89	$3.46

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$2,442	$4,466
Non-affiliated, non-controlled investments (PIK)	30	-
Affiliated investments	260	227
Affiliated investments (PIK)	1,439	1,224
Controlled investments	8	70
Total interest income	4,179	5,987
Dividend income from:
Non-affiliated, non-controlled investments	481	3
Controlled investments	320	400
Total dividend income	801	403
Other income from:
Non-affiliated, non-controlled investments	33	30
Affiliated investments (PIK)	282	-
Controlled investments	-	9
Total other income	315	39
Total investment income	$5,295	$6,429

Expenses:
Management fees	$660	$698
Incentive fees	108	100
Administration fees	156	204
Custody fees	13	20
Directors’ fees	55	51
Professional services	425	257
Interest expense	2,198	2,305
Other expenses	176	142
Total expenses	$3,791	$3,777
Net investment income	$1,504	$2,652

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(3,415)	$(11,456)
Controlled investments	140	-
Realized gain on repurchase of debt	-	143
Total net realized gain (loss)	(3,275)	(11,313)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	9,490	(19,715)
Affiliated investments	4,283	(5,085)
Controlled investments	544	(77)
Total net change in unrealized appreciation (depreciation)	14,317	(24,877)
Net realized and unrealized gains (losses)	$11,042	$(36,190)
Net increase (decrease) in net assets resulting from operations	$12,546	$(33,538)

Net investment income per share (basic and diluted):	$0.06	$0.26
Earnings per share (basic and diluted):	$0.53	$(3.33)
Weighted average shares outstanding (basic and diluted):	23,401,837	10,062,682

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,504	$2,652
Net realized gain (loss)	(3,275)	(11,313)
Net change in unrealized appreciation (depreciation) on investments	14,317	(24,877)
Net increase (decrease) in net assets resulting from operations	12,546	(33,538)

Distributions to stockholders:
Distributions(1)	(2,350)	(2,506)
Total distributions to stockholders	(2,350)	(2,506)

Capital transactions:
Common stock distributed	1,720	-
Net increase (decrease) in net assets resulting from capital transactions	1,720	-
Total increase (decrease) in net assets	11,916	(36,044)
Net assets at beginning of period	$79,615	$86,889
Net assets at end of period	$91,531	$50,845

Capital share activity
Shares outstanding at the beginning of the period	23,029,453	10,062,682
Common stock distributed	478,779	-
Shares outstanding at the end of the period	23,508,232	10,062,682

(1)	Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,546	$(33,538)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	19,632	(12,145)
Net change in short-term investments	(65,000)	10,739
Capitalized payment-in-kind interest	(619)	(265)
Proceeds from sales of investments	10,846	22,740
Proceeds from principal payments	11,311	1,041
Net realized (gain) loss on investments	3,275	11,459
Net change in unrealized (appreciation) depreciation on investments	(14,317)	24,877
Amortization of premium and accretion of discount, net	(773)	(1,754)
Net realized gain on repurchase of debt	-	(143)
Amortization of discount (premium) on long term debt	239	253
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,695)	(1,169)
(Increase) decrease in dividends receivable	-	(386)
(Increase) decrease in due from portfolio company	(58)	(43)
(Increase) decrease in prepaid expenses and other assets	196	40
Increase (decrease) in due to affiliates	120	(42)
Increase (decrease) in interest payable	-	5
Increase (decrease) in accrued expenses and other liabilities	228	(297)
Net cash provided by (used for) operating activities	(24,069)	21,372
Cash flows from financing activities
Purchase of debt	-	(132)
Distributions paid	(2,541)	(3,009)
Net cash provided by (used for) financing activities	(2,541)	(3,141)
Net increase (decrease) in cash	(26,610)	18,231
Cash and cash equivalents and restricted cash, beginning of period	53,182	4,606
Cash and cash equivalents and restricted cash, end of period	$26,572	$22,837

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$835
Common stock distributed	$1,720	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$-	$233
Cash paid for interest	$1,958	$2,044

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$26,572	$52,582
Restricted cash	-	600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$26,572	$53,182

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$22,837	$4,606
Restricted cash	-	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$22,837	$4,606

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2021

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
ABB/Con-Cise Optical Group LLC	Wholesale-Apparel, Piece Goods & Notions	1st Lien, Secured Loan	5	3M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,984	$2,772	$2,801
AgroFresh Inc.	Chemicals	1st Lien, Secured Loan		3M L + 6.25%, 7.25% Floor (7.25%)	03/31/2021	12/31/2024	1,473	1,473	1,469
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,536	2,557
Avanti Communications Group PLC	Wireless Telecommunications Services	1.125 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	02/16/2021	07/31/2022	4,046	4,046	4,046
Avanti Communications Group PLC	Wireless Telecommunications Services	1.25 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	07/31/2022	1,184	1,184	1,184
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	07/31/2022	9,808	9,808	9,808
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	46,375	44,540	23,140
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	437
Blueknight Energy Partners L.P.	Oil & Gas	Series A Preferred Units		n/a	10/07/2020	n/a	173,993	1,038	1,350
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	3M L + 10.00%, 11.50% Floor (11.50%)	11/23/2020	11/23/2024	9,839	9,383	9,839
California Pizza Kitchen, Inc.	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	150,716	12,514	4,076
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	2,099,506	12,551	18,140
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	4,125
ECL Entertainment, LLC	Media & Entertainment	1st Lien, Secured Loan	5	3M L + 7.50%, 8.25% Floor (8.25%)	03/31/2021	04/30/2028	2,500	2,475	2,475
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,949	2,007
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	5	3M L + 8.50%, 9.50% Floor (9.50%)	03/24/2021	03/24/2028	6,000	5,880	5,880
Gateway Casinos & Entertainment Limited	Casinos & Gaming	2nd Lien, Secured Note	10	8.25%	11/17/2020	03/01/2024	5,000	4,580	4,762
The GEO Group, Inc.	Consumer Services	Secured Bond		5.88%	03/09/2021	10/15/2024	3,000	2,382	2,393
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (3.94%)	01/27/2020	02/17/2022	-	(489)	-

Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	8,026	-	(272)
Martin Midstream Partners LP	Oil & Gas	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	110	106	111
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.36%)	08/02/2019	12/01/2025	3,000	2,831	2,988
National CineMedia, Inc.	Media & Entertainment	Secured Bond		5.88%	01/26/2021	04/15/2028	2,000	1,789	1,860
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,807	7,094
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	32
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
Par Petroleum, LLC	Oil & Gas	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,561	3,038
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.44%)	01/24/2020	07/01/2024	875	514	837
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	3,500	-	(152)
PetroChoice Holdings Inc.	Motor Vehicle Parts and Accessories	1st Lien, Secured Loan		3M L + 5.00%, 6.00% Floor (6.00%)	02/17/2021	08/19/2022	2,992	2,910	2,865
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,073	1,073	1,073
PFS Holdings Corp.	Food & Staples	Common Equity	5, 7	n/a	11/13/2020	n/a	5,222	12,378	5,368
Prestige Capital Finance, LLC	Specialty Finance	Receivable	3, 5	11.00%	03/15/2021	03/15/2022	1,627	1,627	1,627
Prestige Capital Finance, LLC	Specialty Finance	Receivable - Unfunded	3, 5	11.00%	03/15/2021	03/15/2022	6,773	-	-
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	10,623
Quad/Graphics, Inc.	Media & Entertainment	Unsecured Bond		7.00%	03/31/2021	05/01/2022	2,000	1,990	1,976
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.74%)	01/29/2019	12/20/2022	6,947	6,576	6,894
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	3,053	-	(124)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,962	11,957
Ruby Tuesday Operations LLC	Restaurants	Secured Loan	5, 6	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	5,004	5,004	4,674
Ruby Tuesday Operations LLC	Restaurants	Warrants	5, 7	n/a	02/24/2021	n/a	311,697	-	317
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.19%)	11/21/2019	11/02/2023	-	(1,258)	-
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	0.50%	11/21/2019	11/02/2023	10,000	-	(6)
Summit Midstream Holdings, LLC	Oil & Gas	Secured Bond	7	5.75%	03/23/2021	04/15/2025	3,000	2,470	2,445
Tensar Corporation	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,673	9,699
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	726,954	21,435	7,411
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	793
Investments in Special Purpose Acquisition Companies
Accelerate Acquisition Corp.	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/18/2021	n/a	30,000	300	298
Ares Acquisition Corporation	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	100,000	982	990

Ares Acquisition Corporation	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	20,000	18	18
Austerlitz Acquisition Corporation I	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	02/26/2021	n/a	50,000	500	502
Austerlitz Acquisition Corporation II	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	02/26/2021	n/a	50,000	500	502
GigCapital4, Inc.	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	02/09/2021	n/a	25,000	250	247
Jaws Mustang Acquisition Corporation	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	25,000	243	247
Oyster Enterprises Acquisition Corp.	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	01/20/2021	n/a	25,000	243	241
Soaring Eagle Acquisition Corp.	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	02/24/2021	n/a	25,000	250	253
Spartan Acquisition Corp. III	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	02/09/2021	n/a	40,000	400	401
Virgin Group Acquisition Corp. II	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/23/2021	n/a	25,000	250	248
VPC Impact Acquisition Holdings II	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/05/2021	n/a	40,000	400	394
VPC Impact Acquisition Holdings III	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/05/2021	n/a	40,000	400	395
Miscellaneous	Special Purpose Acquisition Company	Equity	14	n/a	n/a	n/a	n/a	5,289	5,278
Total Investments in Special Purpose Acquisition Companies								10,025	10,014
Total Investments excluding Short-Term Investments (211.55% of Net Assets)								292,623	193,631
Short-Term Investments
United States Treasury	Short Term	Treasury Bill		0.00%	03/30/2021	07/01/2021	140,000	139,997	139,991
Total Short-Term Investments (152.94% of Net Assets)								139,997	139,991
TOTAL INVESTMENTS (364.49% of Net Assets)			13					$432,620	$333,622
Other Liabilities in Excess of Assets (264.49% of Net Assets)									$(242,091)
NET ASSETS									$91,531
(1)

Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.11%. The two month (“2M”) LIBOR as of period end was 0.13%. The three month (“3M”) LIBOR as of period end was 0.19%.  The six month (“6M”) LIBOR as of period end was 0.21%.

(3)

‘‘Controlled Investments’’ are investments in those companies that are ‘‘Controlled Investments’’ of the Company, as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). A company is deemed to be a ‘‘Controlled Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.

(4)

‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, as defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's board of directors (the “Board”).
(6)

Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2021, each of the Avanti Communications Group, plc secured debt pay in kind ("PIK") and the rates above reflect the PIK interest rates. As of March 31, 2021, the Ruby Tuesday Operations, LLC secured loan pays a portion of its interest in kind as described above.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $12,349; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $119,058; the net unrealized depreciation was $(106,709); the aggregate cost of securities for Federal income tax purposes was $440,290.

(14)	Represents previously undisclosed unrestricted securities, which the Company has held for less than one year.

As of March 31, 2021, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$135,539	148.08%
Equity/Other	58,092	63.47%
Short-Term Investments	139,991	152.94%
Total	$333,622	364.49%

As of March 31, 2021, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$38,178	41.72%
Oil & Gas	25,084	27.40%
Restaurants	18,906	20.66%
Internet Media	18,727	20.47%
Specialty Finance	12,250	13.38%
Special Purpose Acquisition Company	10,014	10.94%
Construction Materials Manufacturing	9,699	10.60%
Retail	8,204	8.96%
Metals & Mining	7,094	7.75%
Food & Staples	6,441	7.04%
Media & Entertainment	6,311	6.89%
Transportation Equipment Manufacturing	5,880	6.42%
Software Services	4,995	5.47%
Casinos & Gaming	4,762	5.20%
Radio Broadcasting	4,125	4.51%
Motor Vehicle Parts and Accessories	2,865	3.13%
Wholesale-Apparel, Piece Goods & Notions	2,801	3.06%
Industrial	2,557	2.79%
Consumer Services	2,393	2.61%
Chemicals	1,469	1.60%
Hotel Operator	437	0.48%
Technology	413	0.45%
Maritime Security Services	32	0.03%
Telecommunications Services	(6)	-0.01%
Short-Term Investments	139,991	152.94%
Total	$333,622	364.49%
As of March 31, 2021, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$281,232	307.26%
United Kingdom	47,628	52.03%
Canada	4,762	5.20%
Total	$333,622	364.49%

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

As of December 31, 2020 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$108,152	135.85%
Equity/Other	43,496	54.63%
Short-Term Investments	74,998	94.20%
Total	$226,646	284.68%

As of December 31, 2020 the industry composition of the Company’s portfolio at fair value was as follows:

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

As of December 31, 2020 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$187,184	235.11%
United Kingdom	36,642	46.02%
Canada	2,820	3.55%
Total	$226,646	284.68%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1.  ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation.  The Company is structured as an externally managed, non-diversified closed-end management investment company.  The Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act.  The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), a subsidiary of Great Elm Group, Inc., a Delaware corporation (“GEG”).

The Company seeks to generate current income and capital appreciation through debt and income generating equity investments.  The Company invests in secured and senior unsecured debt instruments, debt and equity securities of specialty finance companies and other equity investments that it sources directly from issuers or purchases in the secondary markets.

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

Valuation of Portfolio Investments.  The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements.  Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources.  In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board.

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

The Company has not accrued any excise tax expense for the three months ended March 31, 2021.  The Company accrued $17 of excise tax expense for the year ended December 31, 2020.

At December 31, 2020, the Company, for federal income tax purposes, had capital loss carryforwards of $54,887 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed into law.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2020, $44,058 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2020, $16,815 are short-term and $38,072 are long term.

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

For the three months ended March 31, 2021 management fees amounted to $660. For the three months ended March 31, 2020 management fees amounted to $698.  As of March 31, 2021 and December 31, 2020, $660 and $613 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of March 31, 2021 was $32,076.  Accrued Unpaid Income includes capitalized PIK income of $18,012 on investments still held at March 31, 2021.  Accrued Unpaid Income as of December 31, 2020 was $29,989, which included capitalized PIK income of $17,680 on investments still held at December 31, 2020.

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

For the three months ended March 31, 2021 and 2020, the Company incurred Income Incentive Fees of $108 and $100, respectively.  As of March 31, 2021 and December 31, 2020, $9,284 and $9,176 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2021 and 2020, the Company incurred expenses under the Administration Agreement of $156 and $204, respectively.  As of March 31, 2021 and December 31, 2020, $116 and $151 remained payable, respectively.

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

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value.  When these are not available, the following valuation methodologies are used, as appropriate and available:

▪Transactions in similar instruments;

▪Discounted cash flow techniques;

▪Third party appraisals; and

▪Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

▪Current financial performance as compared to projected performance;

▪Capitalization rates and multiples; and

▪Market yields implied by transactions of similar or related assets.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021 and December 31, 2020.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$35,565	$99,974	$135,539
Equity/Other	29,366	138	28,588	58,092
Short Term Investments	139,991	-	-	139,991
Total investment assets	$169,357	$35,703	$128,562	$333,622

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$22,287	$85,865	$108,152
Equity/Other	17,305	-	26,191	43,496
Short Term Investments	74,998	-	-	74,998
Total investment assets	$92,303	$22,287	$112,056	$226,646

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2021
Debt	$85,865	$-	$25,262	$(3,626)	$8,058	$(16,218)	$633	$99,974
Equity/Other	26,191		-	(107)	3,094	(590)	-	28,588
Total investment assets	$112,056	$-	$25,262	$(3,733)	$11,152	$(16,808)	$633	$128,562

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2020
Debt	$120,431	$(3,735)	$68,317	$(2,332)	$(18,844)	$(81,823)	$3,851	$85,865
Equity/Other	23,549	-	24,893	-	(21,428)	(823)	-	26,191
Total investment assets	$143,980	$(3,735)	$93,210	$(2,332)	$(40,272)	$(82,646)	$3,851	$112,056
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

(2)

The net change in unrealized appreciation relating to Level 3 assets still held at March 31, 2021 totaled $6,764 consisting of the following: $3,670 related to debt investments and $3,094 related to equity investments.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2020 totaled $(45,879) consisting of the following: $(24,452) related to debt investments and $(21,427) relating to equity/other.

There were no transfers into or out of Level 3 during the three months ended March 31, 2021.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2020.  Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2020.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2021 and December 31, 2020, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$48,017	Market Approach	Earnings Multiple	0.50 - 10.75 (4.23)
		Income Approach	Discount Rate	16.50% - 30.00% (19.04%)
	6,894	Income Approach	Discount Rate	7.18%
		Quotes		$98.27
	38,148	Income Approach	Discount Rate	6.90% - 16.59% (12.42%)
	283	Income Approach	Implied Yield	4.12% - 6.19% (4.60%)
	2,475	Recent Transaction
	4,157	Asset Recovery / Liquidation (4)
Total Debt	$99,974

Equity/Other	$20,384	Market Approach	Earnings Multiple	0.18 - 10.75 (2.56)
		Income Approach	Discount Rate	11.25% - 39.25% (26.54%)
	7,411	Market Approach	Earnings Multiple	3.14
	793	Asset Recovery / Liquidation (4)
Total Equity/Other	$28,588

As of December 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,393	Market Approach	Earnings Multiple	0.35 - 4.50 (3.15)
		Income Approach	Discount Rate	16.25% - 30.00% (18.93%)
	6,906	Income Approach	Discount Rate	6.67%
		Quotes		$98.81
	41,447	Income Approach	Discount Rate	2.24% - 45.25% (14.75%)
	(100)	Income Approach	Implied Yield	2.63% - 6.66% (4.86%)
	219	Asset Recovery / Liquidation(4)
Total Debt	$85,865

Equity/Other	$12,428	Market Approach	Earnings Multiple	0.35 - 4.50 (2.33)
		Income Approach	Discount Rate	16.25% - 37.50% (34.33%)
	12,970	Market Approach	Earnings Multiple	0.15 - 17.75 (6.44)
	793	Asset Recovery / Liquidation(4)
Total Equity/Other	$26,191

(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

March 31, 2021
GECCL Notes	$30,293	$1,771	N/A	$1.00
GECCM Notes	45,610	1,771	N/A	0.98
GECCN Notes	42,823	1,771	N/A	0.98
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The terms of the GECCL Notes, GECCM Notes and GECCN Notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (as supplemented with respect to each series of notes, the “Indenture”). The Indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.

As of March 31, 2021, the Company’s asset coverage ratio was approximately 177.1%.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Indenture.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$1,959	$2,042
Amortization of acquisition premium	239	263
Total	$2,198	$2,305
Weighted average interest rate(1)	7.51%	7.44%
Average outstanding balance	$118,726	$124,005
(1)	Annualized.

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

	March 31, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,729
Unsecured Debt - GECCM Notes	45,610	45,610	45,464
Unsecured Debt - GECCN Notes	42,823	42,823	42,669
Total	$118,726	$118,726	$118,862

	December 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,148
Unsecured Debt - GECCM Notes	45,610	45,610	43,877
Unsecured Debt - GECCN Notes	42,823	42,823	40,682
Total	$118,726	$118,726	$114,707

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of March 31, 2021, the Company had approximately $31,352 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2021 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net increases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. The Company intends to defend the matter as necessary.

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas (the “District Court”) against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, the Company continues to pursue the initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.  In September 2019, the Company received a judgment in the Company’s favor from the District Court of Caldwell County, Texas. On June 4, 2020, Dr. Pumphrey, filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Southern District of Texas.  The Company is conducting mediation with Dr. Pumphrey and the other significant creditors in connection with the Chapter 11 proceeding.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$3.46	$8.63
Net investment income	0.06	0.26
Net realized gains (loss)	(0.14)	(1.12)
Net change in unrealized appreciation (depreciation)	0.61	(2.47)
Net increase (decrease) in net assets resulting from operations	0.53	(3.33)
Distributions declared from net investment income(2)	(0.10)	(0.25)
Net decrease resulting from distributions to common stockholders	(0.10)	(0.25)
Net asset value, end of period	$3.89	$5.05
Per share market value, end of period	$3.40	$2.80

Shares outstanding, end of period	23,508,232	10,062,682
Total return based on net asset value(3)	18.35%	(39.18)%
Total return based on market value(3)	(0.22)%	(62.05)%

Ratio/Supplemental Data:
Net assets, end of period	$91,531	$50,845
Ratio of total expenses to average net assets (4),(5)	18.76%	20.97%
Ratio of incentive fees to average net assets(4)	0.13%	0.14%
Ratio of net investment income to average net assets(4),(5)	8.02%	14.72%
Portfolio turnover	17%	16%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the three months ended March 31, 2021 and 2020 average net assets were $80,206 and $72,446, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at March 31, 2021 represented 42% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at March 31, 2021 represented 13% of the Company's net assets.

Fair value as of March 31, 2021 along with transactions during the three months ended March 31, 2021 in these affiliated investments and controlled investments was as follows:

	March 31, 2021
Issue(1)	Fair value at December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2021	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$-	$4,046	$-	$-	$-	$4,046	$61	$282	$-
1.25 Lien, Secured Loan	1,148	36	-	-	-	1,184	36	-	-
1.5 Lien, Secured Loan	9,512	296	-	-		9,808	299	-	-
2nd Lien, Secured Bond	18,610	260	-	-	4,270	23,140	1,303	-	-
Equity (9% of class)	-	-	-	-	-	-	-	-	-
	29,270	4,638	-	-	4,270	38,178	1,699	282	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	19	-	-	-	13	32	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	19	-	-	-	13	32	-	-	-

Totals	$29,289	$4,638	$-	$-	$4,283	$38,210	$1,699	$282	$-

Controlled Investments
PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	162	-	164	-	2	-	-	-	-
Equity (87% of class)	-	-	140	140	-	-	-	-	-
	162	-	304	140	2	-	-	-	-

Prestige Capital Finance, LLC
Receivable	-	1,627	-	-	-	1,627	8	-	-
Equity (80% of class)	10,081	-	-	-	542	10,623	-	-	320
	10,081	1,627	-	-	542	12,250	8	-	320

Totals	$10,243	$1,627	$304	$140	$544	$12,250	$8	$-	$320
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

10.  SUBSEQUENT EVENTS

The Board authorized the distribution for the quarter ending September 30, 2021 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by the Board.

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is the earlier of (i) May 5, 2024 and (ii) May 15, 2022 if the Company’s 6.50% notes due 2022 are not refinanced on or prior to such date. Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 160% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

In April 2021:

•	the Company purchased $3,000 in par value of Viasat, Inc. receivable at 90% of par value.
•	the Company $2,992 in par value of PetroChoice Holdings, Inc. first lien secured loan at approximately 97% of par value.
•	the Company sold 99,506 shares of Crestwood Equity Partners, LP class A preferred equity units for approximately $894.
•	the Company sold 100,000 shares of TRU (UK) Asia Limited common equity for approximately $988.
•	the Company sold 25,716 share of California Pizza Kitchen, Inc. common equity for approximately $836.
•	the Company’s $10,000 Subcom, LLC 1st lien secured revolver commitment was retired.
•	the Company sold approximately $289 of SPAC positions across 20 companies.

In May 2021:

•	the Company purchased $3,000 in par value of W&T Offshore, Inc. second lien secured bonds at approximately 89% of par value.
•	the Company purchased $1,000 in par value of Cleaver-Brooks, Inc. secured bond at 100% of par value.
•	the Company sold approximately $46 of SPAC positions across five companies.