Form 10-Q
period 2021-06-30
Great Elm Capital Corp.
filed 2021-08-03
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Street, Suite 230, Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
6.50% Notes due 2022	GECCL	Nasdaq Global Market
6.75% Notes due 2025	GECCM	Nasdaq Global Market
6.50% Notes due 2024	GECCN	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market

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

As of July 28, 2021, the registrant had 23,508,232 shares of common stock, $0.01 par value per share, outstanding.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2020 and the six months ended June 30, 2021:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2020	$31,882	$(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
Quarter ended December 31, 2020	19,070	(27,039)	11.72%
For the year ended December 31, 2020	101,360	(111,993)

Quarter ended March 31, 2021	58,429	(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
For the six months ended June 30, 2021	$108,333	$(63,851)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2021 and the year ended December 31, 2020.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
Beginning Investment Portfolio, at fair value	$151,648	$197,615
Portfolio Investments acquired(1)	108,333	101,360
Amortization of premium and accretion of discount, net	1,869	4,999
Portfolio Investments repaid or sold(2)	(63,851)	(111,993)
Net change in unrealized appreciation (depreciation) on investments	17,075	(29,356)
Net realized gain (loss) on investments	(5,641)	(10,977)
Ending Investment Portfolio, at fair value	$209,433	$151,648
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Wireless Telecommunications Services	$34,941	16.69%	$29,270	19.30%
Oil & Gas	26,931	12.86%	20,290	13.38%
Specialty Finance	22,670	10.82%	15,760	10.39%
Restaurants	19,842	9.48%	10,470	6.91%
Internet Media	11,943	5.70%	18,736	12.35%
Construction Materials Manufacturing	9,848	4.70%	9,676	6.38%
Special Purpose Acquisition Company	9,677	4.62%	-	-%
Media & Entertainment	8,425	4.02%	-	-%
Retail	7,549	3.60%	6,145	4.05%
Metals & Mining	7,313	3.49%	3,996	2.65%
Transportation Equipment Manufacturing	6,032	2.88%	2,948	1.95%
Software Services	5,013	2.40%	4,896	3.23%
Casinos & Gaming	4,999	2.39%	2,820	1.86%
Food & Staples	4,881	2.33%	8,694	5.73%
Apparel	4,875	2.33%	-	-%
Industrial	4,817	2.30%	4,642	3.06%
Chemicals	4,063	1.94%	-	-%
Hospitality	4,059	1.94%	-	-%
Radio Broadcasting	3,335	1.59%	3,763	2.48%
Home Security	2,900	1.38%	-	-%
Wholesale-Apparel, Piece Goods & Notions	2,849	1.36%	2,762	1.82%
Consumer Services	2,685	1.28%	-	-%
Hotel Operator	165	0.08%	1,203	0.79%
Maritime Security Services	11	0.01%	19	0.01%
Technology	(390)	(0.19)%	202	0.13%
Apparel & Textile Products	-	-%	5,154	3.40%
Real Estate Services	-	-%	200	0.13%
Building Cleaning and Maintenance Services	-	-%	162	0.11%
Telecommunications Services	-	-%	(160)	(0.11)%
Total	$209,433	100.00%	$151,648	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$6,233	$0.27	$4,768	$0.47	$11,528	$0.49	$11,197	$1.10
Interest income	5,092	0.22	4,184	0.41	9,271	0.39	10,171	1.00
Dividend income	1,093	0.05	480	0.05	1,894	0.08	883	0.09
Other income	48	-	104	0.01	363	0.02	143	0.01
(1)	The per share amounts are based on a weighted average of 23,508,232 and 23,455,328 outstanding common shares for the three and six months ended June 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three and six months ended June 30, 2021, interest income includes non-cash PIK income of $1.6 million and $3.1 million, respectively. For the three and six months ended June 30, 2020, interest income includes non-cash PIK income of $1.3 million and $2.5 million, respectively.

Interest income increased for the three months ended June 30, 2021 as compared to the corresponding period in the prior year due to increases in the interest-earning assets of the portfolio over the past year.  Interest income decreased for the six months ended June 30, 2021 as compared to the corresponding period in the prior year due to exits from certain high yielding positions, including Commercial Barge Line Company (“Commercial Barge”) 1st lien secured loan and the restructuring of our investment in PFS Holdings Corp. (“PFS”) 1st lien secured loan due 2021, for which we recognized $0.4 million and $0.6 million, respectively, in accretion income during the first half of fiscal year 2020.  In addition, interest rates on our floating rate investments decreased sharply beginning at the end of the first fiscal quarter of 2020 as the London Interbank Offered Rate (“LIBOR”) base rates experienced declines during the COVID-19 pandemic.

Dividend income for the three and six months ended June 30, 2021 increased as compared to the corresponding period in the prior year due to investments made in dividend-yielding preferred equities during the 2020 fiscal year and increases in distributions from our investment in Prestige Capital Finance, LLC.

The decrease in other income for the three months ended June 30, 2021 as compared to the corresponding period in the prior year is due to certain one-time commitment fees earned in the three months ended June 30, 2020 which did not recur in the current year period.  The increase in other income for the six months ended June 30, 2021 as compared to the corresponding period in the prior year is primarily attributable to PIK commitment and funding fees earned on our February 2021 investment in Avanti Communications Group, plc (“Avanti”) 1.125 lien senior secured notes.

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

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$4,130	$0.18	$3,852	$0.37	$7,921	$0.34	$7,629	$0.75
Management fees	765	0.03	591	0.06	1,425	0.06	1,289	0.13
Incentive fees	398	0.02	228	0.02	506	0.02	328	0.03
Total advisory and management fees	$1,163	$0.05	$819	$0.08	$1,931	$0.08	$1,617	$0.16
Administration fees	180	0.01	191	0.02	336	0.01	395	0.04
Directors’ fees	56	-	51	0.01	111	0.01	102	0.01
Interest expense	2,291	0.10	2,390	0.23	4,489	0.19	4,695	0.46
Professional services	251	0.01	250	0.02	676	0.03	507	0.05
Custody fees	13	-	19	-	26	-	39	-
Other	176	0.01	132	0.01	352	0.02	274	0.03
(1)	The per share amounts are based on a weighted average of 23,508,232 and 23,455,328 outstanding common shares for the three and six months ended June 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020.

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

Total expenses for the three and six months ended June 30, 2021 increased as compared to total expenses for the three and six months ended June 30, 2020 primarily due to increases in management and incentive fees.  The increases in management fees is primarily driven by increases in the fair value of the portfolio during the first half of 2021 as compared to the first half of 2020 when fair values were negatively impacted by the effects of COVID-19.  The increase in incentive fees for the three months ended June 30, 2021 is consistent with the increased pre-incentive net investment income for the three months ended June 30, 2021 as compared to net investment income for the three months ended June 30, 2020.  Incentive fees recognized for the six months ended June 30, 2021 were higher than the incentive fees recognized for the six months ended June 30, 2020 as a result of the aforementioned increases in pre-incentive net investment income during the most recent quarter and lower reversals of incentive fees recognized in the current period than in prior periods.  Such reversals are the result of investment disposals where proceeds are not sufficient to cover the accreted cost basis relieved and were approximately $0.2 million for the six months ended June 30, 2021 as compared to $0.4 million for the six months ended June 30, 2020.

Administration fees decreased in the current period as compared to the corresponding period in the prior year as a result of changes in certain service providers and ongoing efficiency efforts at the management company.  Fees for professional services increased in for the six months ended June 30, 2021 as compared to the corresponding period in the prior year due to certain one-time costs, including approximately $0.2 million in legal fees for compliance matters and claims related to certain investments, that are not expected to recur in future periods.

For the three months ended June 30, 2021, interest expense decreased as compared to the corresponding period in the prior year as a result of the bond repurchases in fiscal year 2020 and the issuance of $50.0 million in aggregate principal amount of the 5.875% notes due 2026 (the “GECCO Notes”) on June 23, 2021.  The weighted average outstanding debt balance for the three months ended June 30, 2021 was $123.1 million as compared to $122.2 million for the three months ended June 30, 2020.  However, excluding the impact of the GECCO Notes which were issued on June 23, 2021, the weighted average outstanding debt balance for the three months ended June 30, 2021 was $118.7 million. The decrease in interest expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is due to the bond repurchases during the 2020 fiscal year, which resulted in a weighted average outstanding debt balance of $120.9 million for the six months ended June 30, 2021, as compared to $123.1 million for the six months ended June 30, 2020.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(2,369)	$(0.10)	$932	$0.10	$(5,644)	$(0.24)	$(10,381)	$(1.02)
Gross realized gain	3,708	0.16	1,485	0.15	4,579	0.20	1,887	0.19
Gross realized loss	(6,077)	(0.26)	(553)	(0.05)	(10,223)	(0.44)	(12,268)	(1.21)
(1)	The per share amounts are based on a weighted average of 23,508,232 and 23,455,328 outstanding common shares for the three and six months ended June 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020.

During the three months ended June 30, 2021, net realized losses were primarily driven by the paydown of our investment in OPS Acquisitions Limited and Ocean Protection Services Limited (“OPS”) 1st lien secured loan for which we recognized a realized loss of $4.1 million as a result of receiving a portion of the final expected payout at a rate significantly below par.  In addition, we recognized realized losses of $1.6 million and $0.4 million on sales of our investments in California Pizza Kitchen, Inc. (“CPK”) common stock and Tru (UK) Asia Limited (“Tru Taj”) common stock, respectively.  These realized losses were partially offset by realized gains of $2.3 million on our sale of Crestwood Equity Partners, LP preferred stock and $1.2 million on the termination of our investment in the Subcom, LLC (“Subcom”) 1st lien secured revolver.

In addition to the above items, during the six months ended June 30, 2021, net realized losses were primarily driven by the sale of our investment in Boardriders, Inc. (“Boardriders”) 1st lien secured loan for which we recognized a realized loss of $3.0 million.  This realized loss was partially offset by realized gains of $0.3 million on proceeds received from our former investment in PR Wireless, Inc., $0.2 million on the early paydown of our investments in First Brands, Inc. 1st lien secured loan, $0.1 million in proceeds received from our investment in PE Facility Solutions, LLC common equity.

During the three months ended June 30, 2020, net realized gains were primarily driven by the realized gains of approximately $0.4 million on the maturity of our investment in Duff & Phelps 1st lien revolver during the quarter. Realized gains for the three months ended June 30, 2020 includes approximately $1.0 million in realized gain on repurchases of debt below par. During the six months ended June 30, 2020, net realized losses on investments were primarily driven by the sales of our investments in Commercial Barge and Full House Resorts, Inc. (“Full House”) during the period, for which we recognized realized losses of $9.8 million and $1.3 million, respectively. Realized gains for the six months ended June 30, 2020 includes approximately $1.1 million in realized gain on repurchases of debt below par.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$2,753	$0.12	$1,663	$0.17	$17,070	$0.73	$(23,214)	$(2.29)
Unrealized appreciation	13,851	0.59	9,409	0.92	25,901	1.11	7,916	0.78
Unrealized depreciation	(11,098)	(0.47)	(7,746)	(0.75)	(8,831)	(0.38)	(31,130)	(3.07)

(1)	The per share amounts are based on a weighted average of 23,508,232 and 23,455,328 outstanding common shares for the three and six months ended June 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,195,857 and 10,129,269 outstanding common shares for the three and six months ended June 30, 2020.

During the three months ended June 30, 2021, unrealized appreciation was largely driven by the paydown of our investment in OPS and sale of our investment in CPK common stock, discussed under realized losses above, for which we relieved $4.1 million and $2.3 million of previously recognized unrealized losses, respectively.  In addition, we recognized $2.8 million in unrealized gain on the remaining shares of CPK common stock still held and $0.8 million in unrealized gain on our investment in Prestige Capital Finance, LLC common stock as a result of increases in fair value as of June 30, 2021 as compared to March 31, 2021.  During the three months ended June 30, 2021, net unrealized appreciation included $6.1 million loss on our investment in Avanti 2nd lien secured bond and $1.6 million loss on our investment in PFS Holding Corporation (“PFS”) common stock, both as a result of decreases in fair value.

In addition to the items noted for the quarter ended June 30, 2021, unrealized appreciation for the six months ended June 30, 2021 includes $3.5 million and $1.5 million, respectively, in increase in the fair value of our investments in Tru Taj common stock and Crestwood preferred equity.  Unrealized depreciation for the six months ended June 30, 2021, includes decreases in fair value of $3.8 million and $1.8 million on our investments in PFS common stock and Avanti 2nd lien secured bonds, respectively.  In addition, we recognized unrealized loss of $1.2 million on our investment in Subcom 1st lien secured revolver due to the termination of the revolver and reversal of previously recognized unrealized gains, as noted under the discussion of realized gains above.

During the three months ended June 30, 2020, we recognized unrealized appreciation of approximately $2.0 million on our investment in ASP Chromaflo Technologies Corp. 2nd lien secured loan, approximately $1.3 million on our investment in Finastra Group Holdings, Ltd. 2nd lien secured loan and approximately $1.0 million on our investment in Greenway Health, LLC 1st lien revolver, respectively. We recognized unrealized depreciation of approximately $3.0 million and $1.6 million on our positions in CPK and Boardriders, Inc., respectively.

During the six months ended June 30, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $5.0 million on our investment in Avanti 2nd lien secured bond, approximately $3.3 million on our investment in Tru Taj common equity and approximately $5.7 million and $3.3 million on our investment in CPK 1st lien loan and 2nd lien loan, respectively.

In the table above, the presentation of gross unrealized appreciation and depreciation amounts for the three and six months ended June 30, 2020 has been updated consistent with the current year presentation which groups the funded and unfunded portion of revolvers together.

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

At June 30, 2021, we had approximately $59.8 million of cash and cash equivalents. At June 30, 2021, we had investments in 42 debt instruments across 36 companies, totaling approximately $155.7 million at fair value and 171 equity investments in 118 companies, totaling approximately $53.7 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2021, we had approximately $24.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our June 30, 2021 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2021, net cash used for operating activities was approximately $36.5 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash used by purchases and proceeds from sales of investments was approximately $9.7 million, reflecting payments for additional investments of $50.2 million, offset by proceeds from principal repayments and sales of $59.9 million. Such amounts include draws and repayments on revolving credit facilities.

For the six months ended June 30, 2021, net cash provided by financing activities was $43.1 million consisting of $48.3 million in proceeds from the issuance of the GECCO Notes on June 23, 2021, net of offering costs paid, offset by $4.9 million in distributions to stockholders and $0.3 million in deferred financing costs related to the revolving line of credit.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCL Notes	$30,293	$30,293	$-	$-	$-
GECCM Notes	45,610	-	-	45,610	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	50,000	-	-	50,000	-
Total	$168,726	$30,293	$42,823	$95,610	$-

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended June 30, 2021.

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is the earlier of (i) May 5, 2024 and (ii) May 15, 2022 if the Company’s 6.50% notes due 2022 are not refinanced on or prior to such date.  Borrowings under the revolving line bear interest at a rate equal to (i) the LIBOR plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us.  As of June 30, 2021, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions.  We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements.  In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 160% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company.  Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Notes Payable

On September 13, 2017, we sold $28.4 million in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, we sold an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCL Notes outstanding as of June 30, 2021 was $30.3 million.

On June 23, 2021, we caused redemption notices to be issued to the holders of the GECCL Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding GECCL Notes.  We redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of June 30, 2021 is $45.6 million.

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

On June 18, 2019, we sold $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we sold an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of June 30, 2021 is $42.8 million.

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

On June 23, 2021, we sold $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCL Notes, GECCM Notes and GECCN Notes, the “Notes”).  On July 9, 2021, we sold an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

The GECCO Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCO Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  We pay interest on the GECCO Notes on March 31, June 30, September 30 and December 31 of each year beginning September 30, 2021.  The GECCO Notes will mature on June 30, 2026 and can be called on, or after, June 30, 2023.  Holders of the GECCO Notes do not have the option to have the GECCO Notes repaid prior to the stated maturity date.  The GECCO Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

As of June 30, 2021, our asset coverage ratio was approximately 166.2%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Recent Developments

Our Board authorized the distribution for the quarter ending December 31, 2021 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by our Board.

On July 9, we sold an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

On July 23, we redeemed all of the issued and outstanding GECCL Notes at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date.

In July 2021:

•	we purchased 250,000 shares of Equitrans Midstream Corp. preferred stock for approximately $5.3 million.
•	we purchased $3.0 million in par value of Michael Baker International, LLC second lien notes at approximately 101% of par value.
•	we purchased $4.0 million in par value of CURO Group Holdings Corp. first lien notes at approximately 100% of par value.
•	we sold $1.0 million in par value of CURO Group Holdings Corp. first lien notes at approximately 101% of par value.
•	we purchased $1.5 million in par value of Viasat, inc. receivable at 82% of par value.
•	we sold approximately $0.2 million of SPAC positions across eight companies.

COVID-19

The global outbreak of the novel coronavirus (“COVID-19”) pandemic has disrupted economic markets and the economic impact, duration and spread of COVID-19 is uncertain at this time.  The operational and financial performance of some of the portfolio companies in which we make investments has been and may further be significantly impacted by the COVID-19 pandemic, which may in turn impact the valuation of our investments, results of our operations and cash flows.

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

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Although vaccines are available in various locations where we and our investments operate, it is possible the COVID-19 pandemic may continue to disrupt operations. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

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

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, approximately $100.4 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors.  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased.  A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of June 30, 2021, 22 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $127.5 million and $100.4 million in principal debt, respectively.  As of December 31, 2020, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $85.6 million and $105.0 million in principal debt, respectively.  The variable rates are based upon the LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of June 30, 2021.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$1,968
2.00%	1,312
1.00%	656
(1.00)%	(3)
(2.00)%	(3)
(3.00)%	(3)
(1)

Several of our debt investments with variable rates contain a LIBOR floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such LIBOR floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at June 30, 2021, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1

Fourth Supplemental Indenture, dated as of June 23, 2021, between Great Elm Capital Corp. and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the 8-K filed on June 23, 2021)

4.2	Global Note (5.875% Note Due 2026) (incorporated by reference to Exhibit 4.2 to the 8-K filed on June 23, 2021)
10.1	Loan, Guarantee and Security Agreement, dated May 5, 2021, by and between Great Elm Capital Corp. and City National Bank (incorporated by reference to Exhibit 10.1 of the 8-K filed on May 6, 2021)
31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 3, 2021	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: August 3, 2021	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $167,643 and $147,494, respectively)	$154,225	$112,116
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $119,987 and $74,997, respectively)	119,984	74,998
Affiliated investments, at fair value (amortized cost of $126,638 and $109,840, respectively)	39,833	29,289
Controlled investments, at fair value (amortized cost of $11,394 and $7,630, respectively)	15,375	10,243
Total investments	329,417	226,646

Cash and cash equivalents	59,761	52,582
Restricted cash	-	600
Receivable for investments sold	3,907	-
Interest receivable	2,985	2,423
Dividends receivable	640	-
Due from portfolio company	723	837
Deferred financing costs	324	-
Prepaid expenses and other assets	33	240
Total assets	$397,790	$283,328

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $354 and $494, respectively)	$29,939	$29,799
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $916 and $1,042, respectively)	44,694	44,568
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,312 and $1,529, respectively)	41,511	41,294
Notes payable 5.875% due June 30, 2026 (including unamortized discount of $1,646)	48,354	-
Payable for investments purchased	130,374	75,511
Interest payable	415	328
Distributions payable	-	1,911
Accrued incentive fees payable	9,682	9,176
Due to affiliates	905	764
Accrued expenses and other liabilities	249	362
Total liabilities	$306,123	$203,713

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 23,508,232 shares issued and outstanding and 23,029,453 shares issued and outstanding, respectively)	$235	$230
Additional paid-in capital	232,219	230,504
Accumulated losses	(140,787)	(151,119)
Total net assets	$91,667	$79,615
Total liabilities and net assets	$397,790	$283,328
Net asset value per share	$3.90	$3.46

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$2,983	$2,616	$5,425	$7,082
Non-affiliated, non-controlled investments (PIK)	68	-	98	-
Affiliated investments	324	243	584	470
Affiliated investments (PIK)	1,568	1,297	3,007	2,521
Controlled investments	149	28	157	98
Total interest income	5,092	4,184	9,271	10,171
Dividend income from:
Non-affiliated, non-controlled investments	453	-	934	3
Controlled investments	640	480	960	880
Total dividend income	1,093	480	1,894	883
Other income from:
Non-affiliated, non-controlled investments	48	26	81	56
Affiliated investments (PIK)	-	75	282	75
Controlled investments	-	3	-	12
Total other income	48	104	363	143
Total investment income	$6,233	$4,768	$11,528	$11,197

Expenses:
Management fees	$765	$591	$1,425	$1,289
Incentive fees	398	228	506	328
Administration fees	180	191	336	395
Custody fees	13	19	26	39
Directors’ fees	56	51	111	102
Professional services	251	250	676	507
Interest expense	2,291	2,390	4,489	4,695
Other expenses	176	132	352	274
Total expenses	$4,130	$3,852	$7,921	$7,629
Net investment income	$2,103	$916	$3,607	$3,568

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$1,683	$(42)	$(1,732)	$(11,498)
Affiliated investments	(4,052)	-	(4,052)	-
Controlled investments	-	-	140	-
Realized gain on repurchase of debt	-	974	-	1,117
Total net realized gain (loss)	(2,369)	932	(5,644)	(10,381)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	7,706	2,472	17,196	(17,243)
Affiliated investments	(5,777)	(1,030)	(1,494)	(6,115)
Controlled investments	824	221	1,368	144
Total net change in unrealized appreciation (depreciation)	2,753	1,663	17,070	(23,214)
Net realized and unrealized gains (losses)	$384	$2,595	$11,426	$(33,595)
Net increase (decrease) in net assets resulting from operations	$2,487	$3,511	$15,033	$(30,027)

Net investment income per share (basic and diluted):	$0.09	$0.09	$0.15	$0.35
Earnings per share (basic and diluted):	$0.11	$0.34	$0.64	$(2.96)
Weighted average shares outstanding (basic and diluted):	23,508,232	10,195,857	23,455,328	10,129,269

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,103	$916	$3,607	$3,568
Net realized gain (loss)	(2,369)	932	(5,644)	(10,381)
Net change in unrealized appreciation (depreciation) on investments	2,753	1,663	17,070	(23,214)
Net increase (decrease) in net assets resulting from operations	2,487	3,511	15,033	(30,027)

Distributions to stockholders:
Distributions(1)	(2,351)	(2,552)	(4,701)	(5,058)
Total distributions to stockholders	(2,351)	(2,552)	(4,701)	(5,058)

Capital transactions:
Common stock distributed	-	1,350	1,720	1,350
Net increase (decrease) in net assets resulting from capital transactions	-	1,350	1,720	1,350
Total increase (decrease) in net assets	136	2,309	12,052	(33,735)
Net assets at beginning of period	$91,531	$50,845	$79,615	$86,889
Net assets at end of period	$91,667	$53,154	$91,667	$53,154

Capital share activity
Shares outstanding at the beginning of the period	23,508,232	10,062,682	23,029,453	10,062,682
Shares purchased	-	-	-	-
Common stock distributed	-	362,275	478,779	362,275
Shares outstanding at the end of the period	23,508,232	10,424,957	23,508,232	10,424,957

(1)	Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$15,033	$(30,027)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(50,228)	(39,890)
Net change in short-term investments	(44,994)	10,769
Capitalized payment-in-kind interest	(3,242)	(2,518)
Proceeds from sales of investments	32,281	40,869
Proceeds from principal payments	27,663	24,517
Net realized (gain) loss on investments	5,644	11,489
Net change in unrealized (appreciation) depreciation on investments	(17,070)	23,214
Amortization of premium and accretion of discount, net	(1,869)	(2,469)
Net realized gain on repurchase of debt	-	(1,117)
Amortization of discount (premium) on long term debt	508	635
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(562)	(637)
(Increase) decrease in dividends receivable	(640)	(466)
(Increase) decrease in due from portfolio company	114	(112)
(Increase) decrease in prepaid expenses and other assets	207	65
Increase (decrease) in due to affiliates	647	77
Increase (decrease) in interest payable	87	7
Increase (decrease) in accrued expenses and other liabilities	(113)	(479)
Net cash provided by (used for) operating activities	(36,534)	33,927
Cash flows from financing activities
Purchase of debt	-	(3,375)
Issuance of Notes payable	48,347	-
Payments of deferred financing costs	(342)	-
Distributions paid	(4,892)	(4,181)
Net cash provided by (used for) financing activities	43,113	(7,556)
Net increase (decrease) in cash	6,579	26,371
Cash and cash equivalents and restricted cash, beginning of period	53,182	4,606
Cash and cash equivalents and restricted cash, end of period	$59,761	$30,977

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$865
Common stock distributed	$1,720	$1,350
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$-	$233
Cash paid for interest	$3,894	$4,048

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$59,761	$52,582
Restricted cash	-	$600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$59,761	$53,182

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$30,977	$4,606
Restricted cash	-	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$30,977	$4,606

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2021

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
ABB/Con-Cise Optical Group LLC	Wholesale-Apparel, Piece Goods & Notions	1st Lien, Secured Loan	5	3M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,977	$2,787	$2,849
AgroFresh Inc.	Chemicals	1st Lien, Secured Loan		1M L + 6.25%, 7.25% Floor (7.25%)	03/31/2021	12/31/2024	3,464	3,471	3,470
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,557	2,636
Avanti Communications Group PLC	Wireless Telecommunications Services	1.125 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	02/16/2021	07/31/2022	4,171	4,171	4,171
Avanti Communications Group PLC	Wireless Telecommunications Services	1.25 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	07/31/2022	1,220	1,220	1,220
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	07/31/2022	10,110	10,110	10,110
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	48,462	46,907	19,440
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	165
Blueknight Energy Partners L.P.	Oil & Gas	Series A Preferred Units		n/a	10/07/2020	n/a	161,993	968	1,327
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5	3M L + 10.00%, 11.50% Floor (11.50%)	11/23/2020	11/23/2024	9,839	9,395	9,839
California Pizza Kitchen, Inc.	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	100,000	8,817	5,591
Cleaver-Brooks, Inc.	Industrial	Secured Bond		7.88%	05/05/2021	03/01/2023	2,203	2,195	2,181
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	1,345,795	7,954	12,624
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	3,335
ECL Entertainment, LLC	Media & Entertainment	1st Lien, Secured Loan	5	1M L + 7.50%, 8.25% Floor (8.25%)	03/31/2021	04/30/2028	2,500	2,476	2,500
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,952	2,018
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	5	3M L + 8.50%, 9.50% Floor (9.50%)	03/24/2021	03/24/2028	6,000	5,883	6,032
Gateway Casinos & Entertainment Limited	Casinos & Gaming	2nd Lien, Secured Note	10	8.25%	11/17/2020	03/01/2024	5,000	4,611	4,999
The GEO Group, Inc.	Consumer Services	Unsecured Bond		5.88%	03/09/2021	10/15/2024	3,000	2,417	2,685
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (3.90%)	01/27/2020	02/17/2022	-	(352)	-

Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	8,026	-	(229)
Lenders' Funding, LLC	Specialty Finance	Receivable	5	11.50%	06/23/2021	06/23/2022	942	942	942
Lenders' Funding, LLC	Specialty Finance	Receivable - Unfunded	5	n/a	06/23/2021	06/23/2022	58	-	-
Lenders' Funding, LLC	Specialty Finance	Receivable	5	10.50%	06/30/2021	06/30/2022	1,475	1,475	1,475
Lenders' Funding, LLC	Specialty Finance	Receivable - Unfunded	5	n/a	06/30/2021	06/30/2022	525	-	-
Levy/Stormer	Specialty Finance	Loan	5	12.50%	05/13/2021	05/13/2024	1,884	1,785	1,884
Levy/Stormer	Specialty Finance	Loan - Unfunded	5	0.50%	05/13/2021	05/13/2024	1,616	-	-
Mad Engine Global, LLC	Apparel	Term Loan	5	1M L + 7.00%, 8.00% Floor (8.00%)	06/30/2021	06/30/2027	5,000	4,875	4,875
Martin Midstream Partners LP	Oil & Gas	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	3,000	3,100	3,113
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.35%)	08/02/2019	12/01/2025	3,000	2,838	2,995
Monitronics International, Inc.	Home Security	Term Loan		1M L + 6.50%, 7.75 Floor (7.75%)	06/24/2021	03/29/2024	2,992	2,914	2,900
National CineMedia, Inc.	Media & Entertainment	Secured Bond		5.88%	01/26/2021	04/15/2028	2,000	1,795	1,965
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,837	7,313
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	695	121	11
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	-	-	-
Par Petroleum, LLC	Oil & Gas	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,578	3,015
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	4,375	-	(161)
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	4, 5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,071	1,071	1,071
PFS Holdings Corp.	Food & Staples	Common Equity	4, 5, 7	n/a	11/13/2020	n/a	5,222	12,378	3,810
Prestige Capital Finance, LLC	Specialty Finance	Secured Note	3, 5	11.00%	06/15/2021	06/15/2023	3,000	3,000	3,000
Prestige Capital Finance, LLC	Specialty Finance	Receivable	3, 5	11.00%	03/15/2021	03/15/2022	8,400	928	928
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	11,447
Quad/Graphics, Inc.	Media & Entertainment	Unsecured Bond		7.00%	03/31/2021	05/01/2022	4,000	3,960	3,960
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.66%)	01/29/2019	12/20/2022	-	(320)	-
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	10,000	-	(57)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,963	12,000
Ruby Tuesday Operations LLC	Restaurants	Secured Loan	5, 6	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	4,138	4,138	3,881
Ruby Tuesday Operations LLC	Restaurants	Warrants	5, 7	n/a	02/24/2021	n/a	311,697	-	531
Summit Midstream Holdings, LLC	Oil & Gas	Unsecured Bond		5.75%	03/23/2021	04/15/2025	3,000	2,496	2,753
Summit Midstream Partners LP	Oil & Gas	Preferred Equity	7	n/a	06/03/2021	n/a	1,500,000	1,068	1,189
Target Hospitality Corp.	Hospitality	Corporate Bond		9.50%	05/13/2021	03/15/2024	4,000	3,997	4,059
Tensar Corporation	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,687	9,848
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	626,954	20,041	6,760

TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	789
Vantage Specialty Chemicals, Inc.	Chemicals	Term Loan		3M L + 8.25%, 9.25% Floor (9.25%)	06/08/2021	10/26/2025	615	596	593
Viasat, Inc.	Specialty Finance	Receivable	5	n/a	06/02/2021	09/15/2021	3,000	2,650	2,994
W&T Offshore, Inc.	Oil & Gas	Corporate Bond	10	9.75%	05/05/2021	11/01/2023	3,000	2,697	2,910
Investments in Special Purpose Acquisition Companies
Accelerate Acquisition Corp.	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/18/2021	n/a	30,000	300	303
Ares Acquisition Corporation	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	99,790	980	973
Ares Acquisition Corporation	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	20,000	18	25
Austerlitz Acquisition Corporation I	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/26/2021	n/a	47,500	463	471
Austerlitz Acquisition Corporation I	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	22
Austerlitz Acquisition Corporation II	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/26/2021	n/a	49,899	487	486
Austerlitz Acquisition Corporation II	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	16
GigCapital4, Inc.	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/09/2021	n/a	25,000	244	246
GigCapital4, Inc.	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/09/2021	n/a	8,333	6	9
Jaws Mustang Acquisition Corporation	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	19,997	195	195
Jaws Mustang Acquisition Corporation	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	6,250	7	8
Oyster Enterprises Acquisition Corp.	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	01/20/2021	n/a	25,000	243	242
Oyster Enterprises Acquisition Corp.	Special Purpose Acquisition Company	Warrants	7, 10	n/a	01/20/2021	n/a	12,500	7	8
Soaring Eagle Acquisition Corp.	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/24/2021	n/a	20,000	189	199
Soaring Eagle Acquisition Corp.	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/24/2021	n/a	5,000	13	17
Spartan Acquisition Corp. III	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/09/2021	n/a	40,000	389	391
Spartan Acquisition Corp. III	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/09/2021	n/a	10,000	11	12
Virgin Group Acquisition Corp. II	Special Purpose Acquisition Company	Investment Units	7, 10	n/a	03/23/2021	n/a	25,000	250	251
VPC Impact Acquisition Holdings II	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	03/05/2021	n/a	40,000	393	391
VPC Impact Acquisition Holdings II	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	12
VPC Impact Acquisition Holdings III	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	03/05/2021	n/a	35,560	349	352
VPC Impact Acquisition Holdings III	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	16
Miscellaneous	Special Purpose Acquisition Company	Equity	14	n/a	n/a	n/a	n/a	5,017	5,032

Total Investments in Special Purpose Acquisition Companies								9,599	9,677
Total Investments excluding Short-Term Investments (228.47% of Net Assets)								305,675	209,433
Short-Term Investments
United States Treasury	Short Term	Treasury Bill		0.00%	06/30/2021	09/30/2021	120,000	119,987	119,984
Total Short-Term Investments (130.89% of Net Assets)								119,987	119,984
TOTAL INVESTMENTS (359.36% of Net Assets)			13					$425,662	$329,417
Other Liabilities in Excess of Assets (259.36% of Net Assets)									$(237,750)
NET ASSETS									$91,667
(1)

Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.10%. The two month (“2M”) LIBOR as of period end was 0.13%. The three month (“3M”) LIBOR as of period end was 0.15%.  The six month (“6M”) LIBOR as of period end was 0.16%.

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
(6)

Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2021, each of the Avanti Communications Group, plc secured debt pay in kind ("PIK") and the rates above reflect the PIK interest rates. As of June 30, 2021, the Ruby Tuesday Operations, LLC secured loan pays a portion of its interest in kind as described above.

(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 22.2% were non-qualifying assets as of period end.

(11)

Security exempt from registration pursuant to Rule 144A under the Securities Act.  Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)

Under the terms of the credit agreement, this investment has an exit fee which requires the borrower to pay, in connection with each prepayment or other repayment a fee equal to 2.50% of the amount being repaid.

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $14,690; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $111,970; the net unrealized depreciation was $(97,280); the aggregate cost of securities for Federal income tax purposes was $426,697.

(14)	Represents previously undisclosed unrestricted securities, which the Company has held for less than one year.

As of June 30, 2021, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$155,688	169.84%
Equity/Other	53,745	58.63%
Short-Term Investments	119,984	130.89%
Total	$329,417	359.36%

As of June 30, 2021, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$34,941	38.12%
Oil & Gas	26,931	29.38%
Specialty Finance	22,670	24.73%
Restaurants	19,842	21.65%
Internet Media	11,943	13.03%
Construction Materials Manufacturing	9,848	10.74%
Special Purpose Acquisition Company	9,677	10.56%
Media & Entertainment	8,425	9.19%
Retail	7,549	8.24%
Metals & Mining	7,313	7.98%
Transportation Equipment Manufacturing	6,032	6.58%
Software Services	5,013	5.47%
Casinos & Gaming	4,999	5.45%
Food & Staples	4,881	5.32%
Apparel	4,875	5.32%
Industrial	4,817	5.25%
Chemicals	4,063	4.43%
Hospitality	4,059	4.43%
Radio Broadcasting	3,335	3.64%
Home Security	2,900	3.16%
Wholesale-Apparel, Piece Goods & Notions	2,849	3.11%
Consumer Services	2,685	2.93%
Hotel Operator	165	0.18%
Maritime Security Services	11	0.01%
Technology	(390)	-0.43%
Short-Term Investments	119,984	130.89%
Total	$329,417	359.36%

As of June 30, 2021, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$280,688	306.20%
United Kingdom	43,730	47.71%
Canada	4,999	5.45%
Total	$329,417	359.36%

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

The Company has not accrued any excise tax expense for the three and six months ended June 30, 2021.  The Company accrued $17 of excise tax expense for the year ended December 31, 2020.

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

For the three and six months ended June 30, 2021 management fees amounted to $765 and $1,425. For the three and six months ended June 30, 2020 management fees amounted to $591 and $1,289.  As of June 30, 2021 and December 31, 2020, $766 and $613 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of June 30, 2021 was $34,216.  Accrued Unpaid Income includes capitalized PIK income of $20,634 on investments still held at June 30, 2021.  Accrued Unpaid Income as of December 31, 2020 was $29,989, which included capitalized PIK income of $17,680 on investments still held at December 31, 2020.

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

For the six months ended June 30, 2021 and 2020, the Company incurred Income Incentive Fees of $506 and $328, respectively.  As of June 30, 2021 and December 31, 2020, $9,682 and $9,176 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the six months ended June 30, 2021 and 2020, the Company incurred expenses under the Administration Agreement of $336 and $395, respectively.  As of June 30, 2021 and December 31, 2020, $139 and $151 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021 and December 31, 2020.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,565	$102,123	$155,688
Equity/Other	23,628	1,189	28,928	53,745
Short Term Investments	119,984	-	-	119,984
Total investment assets	$143,612	$54,754	$131,051	$329,417

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$22,287	$85,865	$108,152
Equity/Other	17,305	-	26,191	43,496
Short Term Investments	74,998	-	-	74,998
Total investment assets	$92,303	$22,287	$112,056	$226,646

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2021
Debt	$85,865	$-	$52,133	$(6,376)	$4,669	$(35,698)	$1,530	$102,123
Equity/Other	26,191		-	(2,107)	8,526	(3,682)	-	28,928
Total investment assets	$112,056	$-	$52,133	$(8,483)	$13,195	$(39,380)	$1,530	$131,051

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2020
Debt	$120,431	$(3,735)	$68,317	$(2,332)	$(18,844)	$(81,823)	$3,851	$85,865
Equity/Other	23,549	-	24,893	-	(21,428)	(823)	-	26,191
Total investment assets	$143,980	$(3,735)	$93,210	$(2,332)	$(40,272)	$(82,646)	$3,851	$112,056
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

(2)

The net change in unrealized appreciation relating to Level 3 assets still held at June 30, 2021 totaled $10,016 consisting of the following: $1,491 related to debt investments and $8,525 related to equity investments.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2020 totaled $(45,879) consisting of the following: $(24,452) related to debt investments and $(21,427) relating to equity/other.

There were no transfers into or out of Level 3 during the six months ended June 30, 2021.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2020.  Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2020.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2021 and December 31, 2020, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$44,780	Market Approach	Earnings Multiple	1.75 - 14.50 (5.22)
		Income Approach	Discount Rate	18.25% - 30.00% (20.51%)
	49,569	Income Approach	Discount Rate	2.31% - 16.54% (11.29%)
	(447)	Income Approach	Implied Yield	4.04% - 5.94% (5.23%)
	4,875	Recent Transaction
	3,346	Asset Recovery / Liquidation (4)
Total Debt	$102,123

Equity/Other	$20,848	Market Approach	Earnings Multiple	0.18 - 14.50 (5.24)
		Income Approach	Discount Rate	12.75% - 36.50% (28.71%)
	7,291	Market Approach	Earnings Multiple	0.18 - 6.00 (2.92)
	789	Asset Recovery / Liquidation (4)
Total Equity/Other	$28,928
As of December 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,393	Market Approach	Earnings Multiple	0.35 - 4.50 (3.15)
		Income Approach	Discount Rate	16.25% - 30.00% (18.93%)
	6,906	Income Approach	Discount Rate	6.67%
		Quotes		$98.81
	41,447	Income Approach	Discount Rate	2.24% - 45.25% (14.75%)
	(100)	Income Approach	Implied Yield	2.63% - 6.66% (4.86%)
	219	Asset Recovery / Liquidation(4)
Total Debt	$85,865

Equity/Other	$12,428	Market Approach	Earnings Multiple	0.35 - 4.50 (2.33)
		Income Approach	Discount Rate	16.25% - 37.50% (34.33%)
	12,970	Market Approach	Earnings Multiple	0.15 - 17.75 (6.44)
	793	Asset Recovery / Liquidation(4)
Total Equity/Other	$26,191
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

5.  DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is the earlier of (i) May 5, 2024 and (ii) May 15, 2022 if the Company’s 6.50% notes due 2022 are not refinanced on or prior to such date.  Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company.  As of June 30, 2021, there were no borrowings outstanding under the revolving line.

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

Unsecured Notes

On September 13, 2017, the Company offered $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, the Company sold to several underwriters an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.

On June 23, 2021, the Company caused redemption notices to be issued to the holders of the GECCL Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding GECCL Notes.  The Company redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

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

On June 23, 2021, the Company issued $50,000 in aggregate principal amount of 5.875% notes due 2026 (the "GECCO Notes").  On July 9, 2021, the Company issued an additional $7,500 of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

The GECCO Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The GECCO Notes are effectively subordinated, or junior in right of payment, to any future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  The Company pays interest on the GECCO Notes on March 31, June 30, September 30 and December 31 of each year beginning September 30, 2021.  The GECCO Notes will mature on June 30, 2026 and can be called on, or after, June 30, 2023.  Holders of the GECCO Notes do not have the option to have the GECCO Notes repaid prior to the stated maturity date.  The GECCO Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities.  These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

June 30, 2021
GECCL Notes	$30,293	$1,662	N/A	$1.01
GECCM Notes	45,610	1,662	N/A	0.99
GECCN Notes	42,823	1,662	N/A	0.99
GECCO Notes	50,000	1,662	N/A	0.99
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The terms of the GECCL Notes, GECCM Notes, GECCN Notes, and GECCO Notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (as supplemented with respect to each series of notes, the “Indenture”). The Indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.

As of June 30, 2021, the Company’s asset coverage ratio was approximately 166.2%.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Indenture.

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Borrowing interest expense	$2,022	$2,018	$3,981	$4,060
Amortization of acquisition premium	269	372	508	635
Total	$2,291	$2,390	$4,489	$4,695
Weighted average interest rate(1)	7.46%	7.86%	7.49%	7.67%
Average outstanding balance	$123,122	$122,240	$120,936	$123,125
(1)	Annualized.

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

	June 30, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,681
Unsecured Debt - GECCM Notes	45,610	45,610	45,968
Unsecured Debt - GECCN Notes	42,823	42,823	42,840
Unsecured Debt - GECCO Notes	50,000	50,000	49,400
Total	$168,726	$168,726	$168,889

	December 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,148
Unsecured Debt - GECCM Notes	45,610	45,610	43,877
Unsecured Debt - GECCN Notes	42,823	42,823	40,682
Total	$118,726	$118,726	$114,707

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of June 30, 2021, the Company had approximately $24,600 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2021 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  In addition, the Company has the ability to draw on its $25 million revolving line of credit to manage cash flows.  The Company has considered the net increases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

In July 2016, Full Circle filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest.  In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas.  In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas.  On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital, GECC and GECM as defendants.  Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, the Company continues to pursue the initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas.  In September 2019, the Company received a judgment in the Company’s favor from the District Court of Caldwell County, Texas. On June 4, 2020, Dr. Pumphrey, filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Southern District of Texas.  The Company is conducting mediation with Dr. Pumphrey and the other significant creditors in connection with the Chapter 11 proceeding.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$3.46	$8.63
Net investment income	0.15	0.35
Net realized gains (loss)	(0.24)	(1.02)
Net change in unrealized appreciation (depreciation)	0.73	(2.36)
Net increase (decrease) in net assets resulting from operations	0.64	(3.03)
Distributions declared from net investment income(2)	(0.20)	(0.50)
Net decrease resulting from distributions to common stockholders	(0.20)	(0.50)
Net asset value, end of period	$3.90	$5.10
Per share market value, end of period	$3.51	$4.26

Shares outstanding, end of period	23,508,232	10,424,957
Total return based on net asset value(3)	21.69%	(34.99)%
Total return based on market value(3)	5.94%	(38.17)%

Ratio/Supplemental Data:
Net assets, end of period	$91,667	$53,154
Ratio of total expenses to average net assets (4),(5)	18.13%	24.57%
Ratio of incentive fees to average net assets(4)	0.59%	0.54%
Ratio of net investment income to average net assets(4),(5)	9.14%	12.29%
Portfolio turnover	35%	29%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the six months ended June 30, 2021 and 2020 average net assets were $85,250 and $61,093, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at June 30, 2021 represented 43% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at June 30, 2021 represented 17% of the Company's net assets.

Fair value as of June 30, 2021 along with transactions during the six months ended June 30, 2021 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2021
Issue(1)	Fair value at December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2021	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$-	$4,171	$-	$-	$-	$4,171	$189	$282	$-
1.25 Lien, Secured Loan	1,148	72	-	-	-	1,220	74	-	-
1.5 Lien, Secured Loan	9,512	598	-	-		10,110	611	-	-
2nd Lien, Secured Bond	18,610	2,627	-	-	(1,797)	19,440	2,673	-	-
Common Equity (9% of class)	-	-	-	-	-	-	-	-	-
	29,270	7,468	-	-	(1,797)	34,941	3,547	282	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	19	-	67	(4,052)	4,111	11	-	-	-
Common Equity (19% of class)	-	-	-	-	-	-	-	-	-
	19	-	67	(4,052)	4,111	11	-	-	-
PFS Holdings Corp.
1st Lien, Secured Loan	1,076		5		-	1,071	44	-	-
Common Equity (5% of class)	7,618				(3,808)	3,810	-	-	-
	8,694	-	5	-	(3,808)	4,881	44	-	-
Totals	$37,983	$7,468	$72	$(4,052)	$(1,494)	$39,833	$3,591	$282	$-

Controlled Investments
PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	162	-	164	-	2	-	-	-	-
Common Equity (87% of class)	-	-	140	140	-	-	-	-	-
	162	-	304	140	2	-	-	-	-
Prestige Capital Finance, LLC
Note	-	3,000	-	-	-	3,000	10	-	-
Receivable	-	8,492	7,564	-	-	928	147	-	-
Equity (80% of class)	10,081	-	-	-	1,366	11,447	-	-	960
	10,081	11,492	7,564	-	1,366	15,375	157	-	960

Totals	$10,243	$11,492	$7,868	$140	$1,368	$15,375	$157	$-	$960
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

10.  SUBSEQUENT EVENTS

The Board authorized the distribution for the quarter ending December 31, 2021 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by the Board.

On July 9, the Company sold an additional $7,500 of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

On July 23, the Company redeemed all of the issued and outstanding GECCL Notes at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date.

In July 2021:

•	the Company purchased 250,000 shares of Equitrans Midstream Corp. preferred stock for approximately $5,275.
•	the Company purchased $3,000 in par value of Michael Baker International, LLC second lien notes at approximately 101% of par value.
•	the Company purchased $4,000 in par value of CURO Group Holdings Corp. first lien notes at approximately 100% of par value.
•	the Company sold $1,000 in par value of CURO Group Holdings Corp. first lien notes at approximately 101% of par value.
•	the Company purchased $1,500 in par value of Viasat, inc. receivable at 82% of par value.
•	the Company sold approximately $160 of SPAC positions across eight companies.