Form 10-Q
period 2021-09-30
Great Elm Capital Corp.
filed 2021-11-05
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had 26,905,668 shares of common stock, $0.01 par value per share, outstanding.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions.  The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	serious disruptions and catastrophic events, including the impact of the novel coronavirus (“COVID-19”) pandemic on the global economy;
▪	our expected financings and investments;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2020 and the nine months ended September 30, 2021:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2020	$31,882	$(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
Quarter ended December 31, 2020	19,070	(27,039)	11.72%
For the year ended December 31, 2020	101,360	(111,993)

Quarter ended March 31, 2021	58,429	(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
Quarter ended September 30, 2021	72,340	(31,640)	11.27%
For the nine months ended September 30, 2021	$180,673	$(95,491)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2021 and the year ended December 31, 2020.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Beginning Investment Portfolio, at fair value	$151,648	$197,615
Portfolio Investments acquired(1)	180,673	101,360
Amortization of premium and accretion of discount, net	3,175	4,999
Portfolio Investments repaid or sold(2)	(95,491)	(111,993)
Net change in unrealized appreciation (depreciation) on investments	10,711	(29,356)
Net realized gain (loss) on investments	(3,981)	(10,977)
Ending Investment Portfolio, at fair value	$246,735	$151,648
(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$48,544	19.67%	$15,760	10.39%
Oil & Gas	41,352	16.76%	20,290	13.38%
Wireless Telecommunications Services	32,076	13.00%	29,270	19.30%
Internet Media	11,869	4.81%	18,736	12.35%
Apparel	10,292	4.17%	-	-%
Restaurants	10,115	4.10%	10,470	6.91%
Construction Materials Manufacturing	9,914	4.02%	9,676	6.38%
Special Purpose Acquisition Company	9,257	3.75%	-	-%
Metals & Mining	7,518	3.05%	3,996	2.65%
Industrial	7,415	3.00%	4,642	3.06%
Chemicals	6,454	2.62%	-	-%
Transportation Equipment Manufacturing	6,084	2.47%	2,948	1.95%
Home Security	5,831	2.36%	-	-%
Casinos & Gaming	5,075	2.06%	2,820	1.86%
Software Services	5,002	2.03%	4,896	3.23%
Retail	4,884	1.98%	6,145	4.05%
Food & Staples	4,805	1.95%	8,694	5.73%
Media & Entertainment	4,540	1.84%	-	-%
Hospitality	4,080	1.65%	-	-%
Radio Broadcasting	3,357	1.36%	3,763	2.48%
Services	3,023	1.22%	-	-%
Wholesale-Apparel, Piece Goods & Notions	2,862	1.16%	2,762	1.82%
Consumer Services	2,490	1.01%	-	-%
Hotel Operator	56	0.02%	1,203	0.79%
Technology	(160)	(0.06)%	202	0.13%
Apparel & Textile Products	-	-%	5,154	3.40%
Real Estate Services	-	-%	200	0.13%
Building Cleaning and Maintenance Services	-	-%	162	0.11%
Maritime Security Services	-	-%	19	0.01%
Telecommunications Services	-	-%	(160)	(0.11)%
Total	$246,735	100.00%	$151,648	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$7,373	$0.31	$5,951	$0.56	$18,901	$0.80	$17,148	$1.66
Interest income	5,872	0.25	4,375	0.41	15,143	0.64	14,546	1.41
Dividend income	915	0.04	1,281	0.12	2,809	0.12	2,164	0.21
Other income	586	0.02	295	0.03	949	0.04	438	0.04
(1)	The per share amounts are based on a weighted average of 23,914,447 and 23,610,050 outstanding common shares for the three and nine months ended September 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the three and nine months ended September 30, 2021, interest income includes non-cash PIK income of $1.7 million and $4.8 million, respectively. For the three and nine months ended September 30, 2020, interest income includes non-cash PIK income of $1.3 million and $3.8 million, respectively.

Interest income increased for the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year due to increases in the interest-earning assets of the portfolio over the past year.  Exits from certain high yielding positions, including Commercial Barge Line Company (“Commercial Barge”) 1st lien secured loan and the restructuring of our investment in PFS Holdings Corp. (“PFS”) 1st lien secured loan due 2021 in 2020, and sharp decreases in the London Interbank Offered Rate (“LIBOR”) base rates since the beginning of the COVID-19 pandemic initially resulted in lower interest income for the nine months ended September 30, 2020, which continued through the end of 2020 and into the first quarter of 2021.  However, the redeployment of proceeds from realized transactions and the deployment of capital from other capital raising activities into new investments has offset the impact of the items noted above through September 30, 2021.

Dividend income for the three months ended September 30, 2021 decreased as compared to the corresponding period in the prior year due to a lower current quarter distribution from our investment in Prestige Capital Finance, LLC (“Prestige”) and reductions in our holdings of Crestwood Equity Partners, LP (“Crestwood”).  Dividend income for the nine months ended September 30, 2021 increased as compared to the corresponding period in the prior year due to investments made in dividend-yielding preferred equities, during 2020 and 2021.

The increase in other income for the three and nine months ended September 30, 2021 as compared to the corresponding periods in the prior year is primarily attributable to certain one-time commitment fees earned in the three months ended September 30, 2021 related to our investment in Greenway Health, LLC revolver for which we received $0.5 million in commitment fees.  In addition, during the nine months ended September 30, 2021, we received PIK commitment and funding fees earned on our February 2021 investment in Avanti Communications Group, plc (“Avanti”) 1.125 lien senior secured notes.

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

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$5,800	$0.25	$4,018	$0.38	$13,721	$0.58	$11,647	$1.13
Management fees	876	0.04	609	0.06	2,301	0.10	1,898	0.18
Incentive fees	382	0.02	482	0.05	888	0.04	810	0.08
Total advisory and management fees	$1,258	$0.06	$1,091	$0.11	$3,189	$0.14	$2,708	$0.26
Administration fees	175	0.01	152	0.01	511	0.02	547	0.05
Directors’ fees	61	-	49	-	172	0.01	151	0.01
Interest expense	3,147	0.13	2,225	0.21	7,636	0.32	6,920	0.67
Professional services	937	0.04	287	0.03	1,613	0.07	794	0.08
Custody fees	13	-	20	-	39	-	59	0.01
Other	209	0.01	194	0.02	561	0.02	468	0.05
(1)	The per share amounts are based on a weighted average of 23,914,447 and 23,610,050 outstanding common shares for the three and nine months ended September 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020.

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

Total expenses for the three and nine months ended September 30, 2021 increased as compared to total expenses for the three and nine months ended September 30, 2020 primarily due to increases in management fees, professional services and interest expense.  The increases in management fees are primarily driven by increases in the fair value of the portfolio during through the three and nine months ended September 30, 2021 as compared to the corresponding periods in of 2020 when fair values were negatively impacted by the effects of COVID-19.

Fees for professional services increased in the nine months ended September 30, 2021 as compared to the corresponding period in the prior year due to certain one-time costs, including approximately $0.2 million in legal fees for compliance matters and claims related to certain investments incurred in the first half of 2021, that are not expected to recur in future periods.  In addition, during the three months ended September 30, 2021, certain due from portfolio company balances were determined to be uncollectible and expensed.

For the three and nine months ended September 30, 2021, interest expense increased as compared to the corresponding period in the prior year as a result of the issuance of $57.5 million in aggregate principal amount of the 5.875% notes due 2026 (the “GECCO Notes”) in June and July 2021 which was partially offset by the redemption of the 6.50% Notes due 2022 (the “GECCL Notes”) in July 2021.  The early redemption of the GECCL Notes also resulted in recognizing any unamortized debt issuance costs in full during the three months ended September 30, 2021.

Realized Gains (Losses)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$1,660	$0.07	$(142)	$(0.02)	$(3,984)	$(0.17)	$(10,523)	$(1.02)
Gross realized gain	2,103	0.09	361	0.03	6,681	0.28	2,248	0.22
Gross realized loss	(443)	(0.02)	(503)	(0.05)	(10,665)	(0.45)	(12,771)	(1.24)
(1)	The per share amounts are based on a weighted average of 23,914,447 and 23,610,050 outstanding common shares for the three and nine months ended September 30, 2021.
(2)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020.

During the three months ended September 30, 2021, net realized gains were primarily driven by realized gains of $1.4 million recognized on partial sale of our investments in Crestwood preferred equity and $0.4 million recognized on the early paydown on our investment in California Pizza Kitchen, Inc. (“CPK”) 1st lien secured loan. These realized gains were partially offset by realized losses of $0.3 million on sales of our investments in Tru (UK) Asia Limited (“Tru Taj”) common stock and $0.1 million on the paydown of our investment in OPS Acquisitions Limited and Ocean Protection Services Limited (“OPS”) 1st lien secured loan.

In addition to the above items, during the nine months ended September 30, 2021, net realized losses were primarily driven by the paydown of our investment in OPS 1st lien secured loan and the sales of our investments in Boardriders, Inc. (“Boardriders”) 1st lien secured loan, and CPK common stock for which we recognized realized losses of $4.2 million, $2.9 million, and $1.6 million, respectively.  These realized losses were partially offset by realized gains of $3.9 million, $1.2 million, and $0.4 million on the partial sale of our investment in Crestwood preferred equity and paydowns on our investments in Subcom, LLC revolver and CPK 1st lien secured loan, respectively.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(6,364)	$(0.27)	$5,913	$0.56	$10,706	$0.45	$(17,301)	$(1.68)
Unrealized appreciation	2,148	0.09	8,940	0.84	24,320	1.03	12,036	1.17
Unrealized depreciation	(8,512)	(0.36)	(3,027)	(0.28)	(13,614)	(0.58)	(29,337)	(2.85)
(1)	The per share amounts are based on a weighted average of 23,914,447 and 23,610,050 outstanding common shares for the three and nine months ended September 30, 2021.

(2)	The per share amounts are based on a weighted average of 10,660,894 and 10,307,771 outstanding common shares for the three and nine months ended September 30, 2020.

During the three months ended September 30, 2021, net unrealized depreciation was largely driven by the net unrealized losses of $3.6 million and $1.4 million losses on our investments in Avanti 2nd lien secured bond and Tru Taj common stock, respectively, as a result of decreases in fair value.  These losses were offset by unrealized gains of $0.4 million and $0.3 million, recognized on our investments in Prestige common stock and Ruby Tuesday Operations, LLC warrants, respectively, as a result of increases in fair value as of September 30, 2021 as compared to June 30, 2021.

In addition to the items noted for the quarter ended September 30, 2021, unrealized appreciation for the nine months ended September 30, 2021 was largely driven by the paydown of our investment in OPS 1st lien secured loan, full sale of our investment in Boardriders 1st lien secured loan, and partial sale of our investment in CPK common stock, for which we relieved approximately $4.2 million, $3.5 million and $2.9 million, respectively, of previously recognized unrealized losses.  In addition, we recognized unrealized appreciation of approximately $4.2 million on the increase in the fair value of CPK common equity still held as of period end.  Unrealized depreciation for the nine months ended September 30, 2021, includes decreases in fair value of $5.4 million and $3.9 million on our investments in Avanti 2nd lien secured bonds and PFS common stock, respectively.  In addition, we recognized unrealized loss of $1.2 million on our investment in Subcom 1st lien secured revolver due to the termination of the revolver and reversal of previously recognized unrealized gains, as noted under the discussion of realized gains above.

During the three months ended September 30, 2020, we recognized unrealized appreciation of approximately $2.0 million on our investment in Prestige Capital Finance, LLC common equity and approximately $1.1 million on our investment in APTIM 1st lien bond. We recognized unrealized depreciation of approximately $1.2 million on our position in Boardriders.

During the nine months ended September 30, 2020, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of approximately $4.8 million on our investment in Avanti 2nd lien secured bond, approximately $3.6 million on our investment in Boardriders 1st lien loan and approximately $5.2 million and $3.3 million on our investment in CPK 1st lien loan and 2nd lien loan, respectively.

Unrealized appreciation for the nine months ended September 30, 2020 was primarily due to the sale of Commercial Barge in February 2020, for which we realized approximately $6.3 million of previously unrealized losses.

In the table above, the presentation of gross unrealized appreciation and depreciation amounts for the three and nine months ended September 30, 2020 has been updated consistent with the current year presentation which groups the funded and unfunded portion of revolvers together.

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

At September 30, 2021, we had approximately $20.6 million of cash and cash equivalents. At September 30, 2021, we had investments in 46 debt instruments across 40 companies, totaling approximately $185.7 million at fair value and 212 equity investments in 122 companies, totaling approximately $61.0 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2021, we had approximately $31.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.  We had sufficient cash and other liquid assets on our September 30, 2021 balance sheet to satisfy the unfunded commitments. In addition, we have the ability to draw on our revolving line of credit to manage cash flows.

For the nine months ended September 30, 2021, net cash used for operating activities was approximately $73.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received.  Net cash used by purchases and proceeds from sales of investments was approximately $71.1 million, reflecting payments for additional investments of $164.8 million, offset by proceeds from principal repayments and sales of $93.7 million. Such amounts include draws and repayments on revolving credit facilities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $40.5 million consisting of $55.3 million in proceeds from the issuance of the GECCO Notes and $13.2 million in proceeds net of offering costs paid from the issuance of common stock offset by $7.2 million in distributions to stockholders. In addition, we repaid $30.3 million on the GECCL Notes in July 2021 and drew $10 million on our revolving credit facility in September 2021.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCM Notes	45,610	-	-	45,610	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Revolving Credit Facility	10,000	-	10,000	-	-
Total	$155,933	$-	$52,823	$103,110	$-

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices, as of and for the three months ended September 30, 2021.

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024.  Borrowings under the revolving line bear interest at a rate equal to (i) the LIBOR plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us.  As of September 30, 2021, there were $10 million in borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions.  We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements.  In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 160% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company.  Borrowings are also subject to the leverage restrictions contained in the Investment Company Act. In October 2021 the Loan Agreement was amended to require an asset coverage equal to or greater than 150%.

Notes Payable

On September 13, 2017, we issued $28.4 million in aggregate principal amount of the GECCL Notes.  On September 29, 2017, we issued an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.

We redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of September 30, 2021 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of September 30, 2021 is $42.8 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”).  On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year.  The GECCM Notes, GECCM Notes and GECCO Notes will mature on January 31, 2025, June 30, 2024 and June 30, 2026, respectively.  The GECCM Notes and GECCN Notes are currently callable at the Company’s option and the GECCO Notes can be called on, or after, June 30, 2023.  Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date.  The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

As of September 30, 2021, our asset coverage ratio was approximately 163.8%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Recent Developments

Our Board authorized the distribution for the quarter ending March 31, 2022 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by our Board.

Since September 30, 2021:

•	$3.0 million in par value of Mitchell International, Inc. (“Mitchell”) second lien term loan due 2025 was redeemed at 100% of par value.
•	the Company purchased $1.0 million in par value of Summit Midstream Holdings, LLC second lien notes at approximately 99% of par value.
•	the Company purchased $0.8 million in par value of Vantage Specialty Chemicals, Inc. second lien term loan at approximately 97% of par value.
•	the Company purchased $1.0 million in par value of Mitchell second lien term loan due 2029 at 99% of par value.
•	the Company sold $1.0 million in par value of Mitchell second lien term loan due 2029 at approximately 101% of par value.
•	the Company sold 17,656 shares of Crestwood Equity Partners, LP Class A preferred equity units at an average of $10.21 per share.
•	the Company purchased $1.2 million in par value of Viasat, Inc. receivables at 82% of par value.
•	the company sold approximately $1.3 million of SPAC positions across 11 companies.

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

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, approximately $103.9 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors.  In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased.  A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses.  See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of September 30, 2021, 26 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $156.0 million and $103.9 million in principal debt, respectively.  As of December 31, 2020, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $85.6 million and $105.0 million in principal debt, respectively.  The variable rates are based upon the LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying LIBOR, and no other change in our portfolio as of September 30, 2021.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

LIBOR Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$1,944
2.00%	1,296
1.00%	648
(1.00)%	(3)
(2.00)%	(3)
(3.00)%	(3)
(1)

Several of our debt investments with variable rates contain a LIBOR floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such LIBOR floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at September 30, 2021, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GREAT ELM CAPITAL CORP.

Date: November 5, 2021	By:	/s/ Peter A. Reed
	Name:	Peter A. Reed
	Title:	Chief Executive Officer

Date: November 5, 2021	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $187,299 and $147,494, respectively)	$170,681	$112,116
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $139,991 and $74,997, respectively)	139,986	74,998
Affiliated investments, at fair value (amortized cost of $127,254 and $109,840, respectively)	36,881	29,289
Controlled investments, at fair value (amortized cost of $34,786 and $7,630, respectively)	39,173	10,243
Total investments	386,721	226,646

Cash and cash equivalents	20,609	52,582
Restricted cash	5	600
Receivable for investments sold	1,820	-
Interest receivable	4,412	2,423
Dividends receivable	880	-
Due from portfolio company	3	837
Due from affiliates	11	-
Deferred financing costs	432	-
Prepaid expenses and other assets	336	240
Total assets	$415,229	$283,328

Liabilities
Notes payable 6.50% due September 18, 2022 (including unamortized discount of $0 and $494, respectively)	$-	$29,799
Notes payable 6.75% due January 31, 2025 (including unamortized discount of $852 and $1,042, respectively)	44,758	44,568
Notes payable 6.50% due June 30, 2024 (including unamortized discount of $1,202 and $1,529, respectively)	41,621	41,294
Notes payable 5.875% due June 30, 2026 (including unamortized discount of $2,137)	55,363	-
Revolving credit facility	10,000	-
Payable for investments purchased	152,624	75,511
Interest payable	56	328
Distributions payable	-	1,911
Accrued incentive fees payable	10,064	9,176
Due to affiliates	1,022	764
Accrued expenses and other liabilities	296	362
Total liabilities	$315,804	$203,713

Commitments and contingencies (Note 6)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 26,905,668 shares issued and outstanding and 23,029,453 shares issued and outstanding, respectively)	$269	$230
Additional paid-in capital	245,424	230,504
Accumulated losses	(146,268)	(151,119)
Total net assets	$99,425	$79,615
Total liabilities and net assets	$415,229	$283,328
Net asset value per share	$3.70	$3.46

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$3,765	$2,718	$9,337	$9,800
Non-affiliated, non-controlled investments (PIK)	63	-	161	-
Affiliated investments	305	246	889	716
Affiliated investments (PIK)	1,588	1,321	4,595	3,842
Controlled investments	151	90	161	188
Total interest income	5,872	4,375	15,143	14,546
Dividend income from:
Non-affiliated, non-controlled investments	435	401	1,369	404
Controlled investments	480	880	1,440	1,760
Total dividend income	915	1,281	2,809	2,164
Other income from:
Non-affiliated, non-controlled investments	561	295	642	351
Affiliated investments (PIK)	-	-	282	75
Controlled investments	25	-	25	12
Total other income	586	295	949	438
Total investment income	$7,373	$5,951	$18,901	$17,148

Expenses:
Management fees	$876	$609	$2,301	$1,898
Incentive fees	382	482	888	810
Administration fees	175	152	511	547
Custody fees	13	20	39	59
Directors’ fees	61	49	172	151
Professional services	937	287	1,613	794
Interest expense	3,147	2,225	7,636	6,920
Other expenses	209	194	561	468
Total expenses	$5,800	$4,018	$13,721	$11,647
Net investment income	$1,573	$1,933	$5,180	$5,501

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$1,770	$(262)	$38	$(11,760)
Affiliated investments	(110)	-	(4,162)	-
Controlled investments	-	-	140	-
Realized gain on repurchase of debt	-	120	-	1,237
Total net realized gain (loss)	1,660	(142)	(3,984)	(10,523)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(3,202)	3,544	13,994	(13,699)
Affiliated investments	(3,568)	319	(5,062)	(5,796)
Controlled investments	406	2,050	1,774	2,194
Total net change in unrealized appreciation (depreciation)	(6,364)	5,913	10,706	(17,301)
Net realized and unrealized gains (losses)	$(4,704)	$5,771	$6,722	$(27,824)
Net increase (decrease) in net assets resulting from operations	$(3,131)	$7,704	$11,902	$(22,323)

Net investment income per share (basic and diluted):	$0.07	$0.18	$0.22	$0.53
Earnings per share (basic and diluted):	$(0.13)	$0.72	$0.50	$(2.17)
Weighted average shares outstanding (basic and diluted):	23,914,447	10,660,894	23,610,050	10,307,771

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,573	$1,933	$5,180	$5,501
Net realized gain (loss)	1,660	(142)	(3,984)	(10,523)
Net change in unrealized appreciation (depreciation) on investments	(6,364)	5,913	10,706	(17,301)
Net increase (decrease) in net assets resulting from operations	(3,131)	7,704	11,902	(22,323)

Distributions to stockholders:
Distributions(1)	(2,350)	(2,681)	(7,051)	(7,739)
Total distributions to stockholders	(2,350)	(2,681)	(7,051)	(7,739)

Capital transactions:
Issuance of common stock, net	13,239	-	13,239	-
Common stock distributed	-	2,287	1,720	3,637
Net increase (decrease) in net assets resulting from capital transactions	13,239	2,287	14,959	3,637
Total increase (decrease) in net assets	7,758	7,310	19,810	(26,425)
Net assets at beginning of period	$91,667	$53,154	$79,615	$86,889
Net assets at end of period	$99,425	$60,464	$99,425	$60,464

Capital share activity
Shares outstanding at the beginning of the period	23,508,232	10,424,957	23,029,453	10,062,682
Issuance of common stock	3,397,436	-	3,397,436	-
Common stock distributed	-	516,813	478,779	879,088
Shares outstanding at the end of the period	26,905,668	10,941,770	26,905,668	10,941,770

(1)	Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,902	$(22,323)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(164,792)	(75,086)
Net change in short-term investments	(4)	10,750
Capitalized payment-in-kind interest	(3,762)	(2,833)
Proceeds from sales of investments	50,126	48,097
Proceeds from principal payments	43,547	35,326
Net realized (gain) loss on investments	3,984	11,750
Net change in unrealized (appreciation) depreciation on investments	(10,706)	17,301
Amortization of premium and accretion of discount, net	(3,175)	(3,583)
Net realized gain on repurchase of debt	-	(1,237)
Amortization of discount (premium) on long term debt	1,156	906
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,989)	(1,741)
(Increase) decrease in dividends receivable	(880)	14
(Increase) decrease in due from portfolio company	834	(133)
(Increase) decrease in due from affiliates	(11)	15
(Increase) decrease in prepaid expenses and other assets	(96)	(408)
Increase (decrease) in due to affiliates	1,146	594
Increase (decrease) in interest payable	(272)	12
Increase (decrease) in accrued expenses and other liabilities	(66)	(258)
Net cash provided by (used for) operating activities	(73,058)	17,163
Cash flows from financing activities
Purchase of debt	-	(4,067)
Issuance of notes payable	55,255	-
Repayment of notes payable	(30,293)	-
Borrowings under credit facility	10,000	-
Proceeds from issuance of common stock	13,239	-
Payments of deferred financing costs	(469)	-
Distributions paid	(7,242)	(4,532)
Net cash provided by (used for) financing activities	40,490	(8,599)
Net increase (decrease) in cash	(32,568)	8,564
Cash and cash equivalents and restricted cash, beginning of period	53,182	4,606
Cash and cash equivalents and restricted cash, end of period	$20,614	$13,170

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$908
Common stock distributed	$1,720	$3,637
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$-	$233
Cash paid for interest	$6,753	$6,022

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$20,609	$52,582
Restricted cash	5	$600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$20,614	$53,182

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$12,570	$4,606
Restricted cash	600	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$13,170	$4,606

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2021

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(15)
Investments at Fair Value
ABB/Con-Cise Optical Group LLC 12301 NW 39th Street Coral Springs, FL 33065	Wholesale-Apparel, Piece Goods & Notions	1st Lien, Secured Loan	5	3M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,969	$2,802	$2,862
AgroFresh Inc. One Washington Square 510-530 Walnut Street, Suite 1350 Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan		1M L + 6.25%, 7.25% Floor (7.25%)	03/31/2021	12/31/2024	3,455	3,462	3,463
APTIM Corp. 4171 Essen Lane, Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,579	2,490
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.125 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	02/16/2021	07/31/2022	4,275	4,275	4,275
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.25 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	07/31/2022	1,258	1,258	1,258
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.5 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	07/31/2022	10,425	10,425	10,425
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	9.00%	11/03/2016	10/01/2022	48,462	47,190	16,118
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-	9.06%
Best Western Luling 3100 Richmond Ave, Houston, TX 77098	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	56
Blueknight Energy Partners L.P. 6060 American Plaza, Suite 600, Tulsa, OK 74135	Oil & Gas	Series A Preferred Units		n/a	10/07/2020	n/a	150,000	898	1,222	0.44%

California Pizza Kitchen, Inc. 12181 Bluff Creek Drive, Playa Vista, CA 90094	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	100,000	8,816	5,775	2.50%
Cleaver-Brooks, Inc. 221 Law Street Thomasville, GA 31792	Industrial	Secured Bond		7.88%	05/05/2021	03/01/2023	5,000	4,970	4,925
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	950,326	5,685	9,494	1.89%
Davidzon Radio, Inc. 2508 Coney Island Avenue, 2nd Floor Brooklyn, NY 1122	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	3,357
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Media & Entertainment	1st Lien, Secured Loan	5	1M L + 7.50%, 8.25% Floor (8.25%)	03/31/2021	04/30/2028	2,494	2,470	2,512
Equitrans Midstream Corp. 2200 Energy Drive, Canonsburg, PA 15317	Oil & Gas	Preferred Equity	5, 10	n/a	07/01/2021	n/a	250,000	5,275	5,434	0.05%
Finastra Group Holdings, Ltd. 285 Madison Avenue, New York, NY 10017	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,954	2,009
First Brands, Inc. 3255 West Hamlin Road, Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	5	3M L + 8.50%, 9.50% Floor (9.50%)	03/24/2021	03/24/2028	6,000	5,885	6,084
Foresight Energy 211 North Broadway, Suite 2600, St. Louis, MO 63102	Oil & Gas	1st Lien, Term Loan	5	3M L + 8.00%, 9.50% Floor (9.50%)	07/29/2021	06/30/2027	6,140	6,181	6,176
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas	Secured Bond	10	12.00%	07/27/2021	08/15/2025	3,250	3,147	3,230
Gateway Casinos & Entertainment Limited 100-4400 Dominion Street, Burnaby BC V5G 4G3	Casinos & Gaming	2nd Lien, Secured Note	10	8.25%	11/17/2020	03/01/2024	5,000	4,642	5,075
The GEO Group, Inc. 4955 Technology Way, Boca Raton, FL 33431	Consumer Services	Unsecured Bond	10	5.88%	03/09/2021	10/15/2024	3,000	2,453	2,490
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (3.90%)	01/27/2020	11/17/2023	-	(214)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	11/17/2023	8,026	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	3, 5	11.00%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver	3, 5	Prime + 1.25% (4.50%)	09/20/2021	09/20/2026	4,070	4,070	4,070
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver - Unfunded	3, 5	0.25%	09/20/2021	09/20/2026	930	-	-

Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	3, 5	n/a	09/20/2021	n/a	n/a	7,250	7,250	62.87%
Levy/Stormer 905 South Boulevard East Rochester Hills, MI 48307	Specialty Finance	Loan	5	12.50%	05/13/2021	05/13/2024	3,229	3,211	3,229
Levy/Stormer 905 South Boulevard East Rochester Hills, MI 48307	Specialty Finance	Loan - Unfunded	5	0.50%	05/13/2021	05/13/2024	271	-	-
Mad Engine Global, LLC 6740 Cobra Way, San Diego, CA, 92121	Apparel	Term Loan	5	1M L + 7.00%, 8.00% Floor (8.00%)	06/30/2021	06/30/2027	3,000	2,927	2,942
Martin Midstream Partners LP 4200 Stone Road, Kilgore, TX 75662	Oil & Gas	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	3,000	3,095	3,113
Michael Baker International, LLC 500 Grant Street, Suite 5400, Pittsburgh, PA 15219	Services	Note		8.75%	07/15/2021	03/01/2023	3,000	3,020	3,023
Mitchell International, Inc. 6220 Greenwich Drive San Diego, CA 92122	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.35%)	08/02/2019	12/01/2025	3,000	2,846	2,993
Monitronics International, Inc. 1990 Wittington Place, Dallas, TX 75234	Home Security	Term Loan		1M L + 6.50%, 7.75 Floor (7.75%)	06/24/2021	03/29/2024	5,977	5,828	5,831
Natural Resource Partners LP 1201 Louisiana Street, Suite 3400 Houston, TX 77002	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,869	7,518
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500, Houston, TX 77024	Oil & Gas	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,597	2,999
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	4,375	-	(160)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	4, 5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,068	1,068	1,068
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	4, 5, 7	n/a	11/13/2020	n/a	5,231	12,378	3,737	5.22%
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Secured Note	3, 5, 10	11.00%	06/15/2021	06/15/2023	6,000	6,000	6,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	11,853	80.00%
Quad/Graphics, Inc. N61 W23044 Harry's Way, Sussex, WI 53089	Media & Entertainment	Unsecured Bond		7.00%	03/31/2021	05/01/2022	2,000	1,977	2,028

Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.66%)	01/29/2019	12/20/2022	-	(267)	-
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	10,000	-	(131)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,964	12,000
Ruby Tuesday Operations LLC 333 E. Broadway Avenue, Maryville, TN 37804	Restaurants	Secured Loan	5, 6	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	3,685	3,685	3,469
Ruby Tuesday Operations LLC 333 E. Broadway Avenue, Maryville, TN 37804	Restaurants	Warrants	5, 7	n/a	02/24/2021	n/a	311,697	-	871
Sound Finance Corporation 1851 Central Ave S, Suite 205, Kent, WA 98030	Specialty Finance	Receivable	5	10.50%	06/23/2021	06/23/2022	1,725	1,725	1,725
Sound Finance Corporation 1851 Central Ave S, Suite 205, Kent, WA 98030	Specialty Finance	Receivable - Unfunded	5	n/a	06/23/2021	06/23/2022	275	-	-
Sprout Holdings, LLC 90 Merrick Ave, East Meadow, NY 11554	Specialty Finance	Receivable	5	11.50%	06/30/2021	06/30/2022	1,831	1,831	1,831
Sprout Holdings, LLC 90 Merrick Ave, East Meadow, NY 11554	Specialty Finance	Receivable - Unfunded	5	n/a	06/30/2021	06/30/2022	169	-	-
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200, Houston, TX 77002	Oil & Gas	Unsecured Bond		5.75%	03/23/2021	04/15/2025	3,000	2,523	2,730
Summit Midstream Partners LP 910 Louisiana Street, Suite 4200, Houston, TX 77002	Oil & Gas	Preferred Equity	7	n/a	06/03/2021	n/a	1,500,000	1,068	1,245	1.05%
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Corporate Bond	10	9.50%	05/13/2021	03/15/2024	4,000	3,998	4,080
Tensar Corporation 2500 Northwinds Parkway, Suite 500 Alpharetta, GA 30009	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,698	9,914
TRU (UK) Asia Limited Cannon Place, 78 Cannon Street, London, EC4N 6AF	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	576,954	19,344	4,661	1.63%
TRU (UK) Asia Limited Liquidating Trust Cannon Place, 78 Cannon Street, London, EC4N 6AF	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	223	2.75%

Universal Fiber Systems 640 State Street, Bristol, TN 37620	Apparel	Term Loan B	5	13.90%	09/30/2021	09/29/2026	6,000	5,880	5,880
Universal Fiber Systems 640 State Street, Bristol, TN 37620	Apparel	Term Loan C	5	13.90%	09/30/2021	09/29/2026	1,515	1,470	1,470
Universal Fiber Systems 640 State Street, Bristol, TN 37620	Apparel	Warrants	5	n/a	09/30/2021	n/a	1,759	-	-	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	Term Loan	5	3M L + 8.25%, 9.25% Floor (9.25%)	06/08/2021	10/26/2025	3,033	2,962	2,991
Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Specialty Finance	Receivable	5	n/a	07/20/2021	12/15/2021	1,500	1,350	1,458
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700, Houston, TX 77057	Oil & Gas	Corporate Bond	10	9.75%	05/05/2021	11/01/2023	6,000	5,553	5,709
Wynden Stark LLC 295 Madison Ave, 12th Floor, New York, NY 10017	Specialty Finance	Receivable	5	11.00%	03/15/2021	03/15/2022	1,128	1,128	1,128
Wynden Stark LLC 295 Madison Ave, 12th Floor, New York, NY 10017	Specialty Finance	Receivable - Unfunded	5	n/a	03/15/2021	03/15/2022	7,272	-	-
Investments in Special Purpose Acquisition Companies
Ares Acquisition Corporation 245 Park Avenue, 44th Floor, New York, NY 10167	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	99,790	980	972	0.10%
Ares Acquisition Corporation 245 Park Avenue, 44th Floor, New York, NY 10167	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	20,000	18	17	0.10%
Austerlitz Acquisition Corporation I 1701 Village Center Circle, Las Vegas, NV 89134	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/26/2021	n/a	47,500	464	472	0.07%
Austerlitz Acquisition Corporation I 1701 Village Center Circle, Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	21	0.07%
Austerlitz Acquisition Corporation II 1701 Village Center Circle, Las Vegas, NV 89134	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/26/2021	n/a	49,899	487	487	0.04%
Austerlitz Acquisition Corporation II 1701 Village Center Circle, Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	13	0.04%
GigCapital4, Inc. 1731 Embarcadero Road, Palo Alto, CA 94303	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/09/2021	n/a	25,000	244	247	0.05%

GigCapital4, Inc. 1731 Embarcadero Road, Palo Alto, CA 94303	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/09/2021	n/a	8,333	6	9	0.07%
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor, Boston, MA 02210	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/24/2021	n/a	5,000	13	17	0.01%
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	19,997	195	195	0.02%
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800, Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	6,250	7	7	0.02%
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W, West Palm Beach, FL 33401	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	01/20/2021	n/a	25,000	243	244	0.11%
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W, West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	7, 10	n/a	01/20/2021	n/a	12,500	7	7	0.07%
Spartan Acquisition Corp. III 9 West 57th Street, 43rd Floor, New York, NY 10019	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/09/2021	n/a	40,000	389	395	0.07%
Spartan Acquisition Corp. III 9 West 57th Street, 43rd Floor, New York, NY 10019	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/09/2021	n/a	10,000	11	11	0.07%
VPC Impact Acquisition Holdings III 150 North Riverside Plaza, Suite 5200, Chicago, IL 60606	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	03/05/2021	n/a	40,000	393	394	0.16%
VPC Impact Acquisition Holdings III 150 North Riverside Plaza, Suite 5200, Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	12	0.16%
VPC Impact Acquisition Holdings III 150 North Riverside Plaza, Suite 5200, Chicago, IL 60606	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	03/05/2021	n/a	35,469	348	351	0.14%
VPC Impact Acquisition Holdings III 150 North Riverside Plaza, Suite 5200, Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	17	0.16%
Miscellaneous	Special Purpose Acquisition Company	Equity	7, 10, 14	n/a	n/a	n/a	n/a	5,368	5,369
Total Investments in Special Purpose Acquisition Companies								9,211	9,257

Total Investments excluding Short-Term Investments (248.16% of Net Assets)								349,339	246,735
Short-Term Investments
United States Treasury	Short Term	Treasury Bill		0.00%	09/29/2021	12/30/2021	140,000	139,991	139,986
Total Short-Term Investments (140.8% of Net Assets)								139,991	139,986
TOTAL INVESTMENTS (388.96% of Net Assets)			13					$489,330	$386,721
Other Liabilities in Excess of Assets (288.96% of Net Assets)									$(287,296)
NET ASSETS									$99,425
(1)

Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.

(2)

A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually.  For each debt investment, the Company has provided the interest rate in effect as of period end.  If no reference to LIBOR is made, the rate is fixed.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one-month (“1M”) LIBOR as of period end was 0.08%. The two-month (“2M”) LIBOR as of period end was 0.11%. The three-month (“3M”) LIBOR as of period end was 0.13%.  The six-month (“6M”) LIBOR as of period end was 0.16%.

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
(6)

Security pays, or has the option to pay, some or all of its interest in kind. As of September 30, 2021, each of the Avanti Communications Group, plc secured debt pay in kind and the rates above reflect the paid-in-kind (“PIK”) interest rates. As of September 30, 2021, the Ruby Tuesday Operations, LLC secured loan pays a portion of its interest in kind as described above.

(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	The interest rate on these loans includes a default interest rate.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 25.2% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,674; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $117,264; the net unrealized depreciation was $(103,590); the aggregate cost of securities for Federal income tax purposes was $490,311.

(14)	Represents previously undisclosed unrestricted securities, which the Company has held for less than one year.
(15)	Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.

As of September 30, 2021, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$185,713	186.79%
Equity/Other	61,022	61.37%
Short-Term Investments	139,986	140.80%
Total	$386,721	388.96%

As of September 30, 2021, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$48,544	48.82%
Oil & Gas	41,352	41.59%
Wireless Telecommunications Services	32,076	32.26%
Internet Media	11,869	11.94%
Apparel	10,292	10.35%
Restaurants	10,115	10.17%
Construction Materials Manufacturing	9,914	9.97%
Special Purpose Acquisition Company	9,257	9.31%
Metals & Mining	7,518	7.56%
Industrial	7,415	7.46%
Chemicals	6,454	6.49%
Transportation Equipment Manufacturing	6,084	6.12%
Home Security	5,831	5.87%
Casinos & Gaming	5,075	5.11%
Software Services	5,002	5.03%
Retail	4,884	4.91%
Food & Staples	4,805	4.83%
Media & Entertainment	4,540	4.57%
Hospitality	4,080	4.10%
Radio Broadcasting	3,357	3.38%
Services	3,023	3.04%
Wholesale-Apparel, Piece Goods & Notions	2,862	2.88%
Consumer Services	2,490	2.50%
Hotel Operator	56	0.06%
Technology	(160)	(0.16)%
Short-Term Investments	139,986	140.80%
Total	$386,721	388.96%

As of September 30, 2021, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$342,900	344.88%
United Kingdom	38,746	38.97%
Canada	5,075	5.11%
Total	$386,721	388.96%

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

The Company seeks to generate current income and capital appreciation through debt and income generating equity investments, including investments in specialty finance businesses.

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

The Company has not accrued any excise tax expense for the three and nine months ended September 30, 2021.  The Company accrued $17 of excise tax expense for the year ended December 31, 2020.

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

For the three and nine months ended September 30, 2021 management fees amounted to $876 and $2,301, respectively. For the three and nine months ended September 30, 2020 management fees amounted to $609 and $1,898, respectively.  As of September 30, 2021 and December 31, 2020, $876 and $613 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of September 30, 2021 was $36,698.  Accrued Unpaid Income includes capitalized PIK income of $20,786 on investments still held at September 30, 2021.  Accrued Unpaid Income as of December 31, 2020 was $29,989, which included capitalized PIK income of $17,680 on investments still held at December 31, 2020.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred Income Incentive Fees of $888 and $810, respectively.  As of September 30, 2021 and December 31, 2020, $10,064 and $9,176 of Income Incentive Fees, respectively, remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred expenses under the Administration Agreement of $511 and $547, respectively.  As of September 30, 2021 and December 31, 2020, $146 and $151 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021 and December 31, 2020.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$63,706	$122,007	$185,713
Equity/Other	21,218	-	39,804	61,022
Short Term Investments	139,986	-	-	139,986
Total investment assets	$161,204	$63,706	$161,811	$386,721

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$22,287	$85,865	$108,152
Equity/Other	17,305	-	26,191	43,496
Short Term Investments	74,998	-	-	74,998
Total investment assets	$92,303	$22,287	$112,056	$226,646

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2021
Debt	$85,865	$-	$93,853	$(6,047)	$491	$(54,763)	$2,608	$122,007
Equity/Other	26,191	-	12,525	(2,429)	7,574	(4,057)	-	39,804
Total investment assets	$112,056	$-	$106,378	$(8,476)	$8,065	$(58,820)	$2,608	$161,811

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2020
Debt	$120,431	$(3,735)	$68,317	$(2,332)	$(18,844)	$(81,823)	$3,851	$85,865
Equity/Other	23,549	-	24,893	-	(21,428)	(823)	-	26,191
Total investment assets	$143,980	$(3,735)	$93,210	$(2,332)	$(40,272)	$(82,646)	$3,851	$112,056
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

(2)

The net change in unrealized appreciation relating to Level 3 assets still held at September 30, 2021 totaled $207 consisting of the following: ($6,495) related to debt investments and $6,702 related to equity investments.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2020 totaled $(45,879) consisting of the following: $(24,452) related to debt investments and $(21,427) relating to equity/other.

There were no transfers into or out of Level 3 during the nine months ended September 30, 2021.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2020.  Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2020.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2021 and December 31, 2020, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$68,802	Income Approach	Discount Rate	2.24% - 27% (11.78%)
	32,076	Market Approach	Earnings Multiple	1.75 - 3.75 (2.75)
		Income Approach	Discount Rate	18.50% - 20.50% (19.50%)
	21,420	Recent Transaction
	(291)	Income Approach	Implied Yield	1.58% - 6.59% (2.93%)
Total Debt	$122,007

Equity/Other	$21,365	Market Approach	Earnings Multiple	0.16 - 11.25 (4.20)
		Income Approach	Discount Rate	12.75% - 36.50% (27.24%)
	$7,250	Recent Transaction
	$5,532	Market Approach	Earnings Multiple	0.15 - 4.75 (2.11)
	5,434	Income Approach	Discount Rate	13.34%
	223	Asset Recovery / Liquidation (4)
Total Equity/Other	$39,804

As of December 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,393	Market Approach	Earnings Multiple	0.35 - 4.50 (3.15)
		Income Approach	Discount Rate	16.25% - 30.00% (18.93%)
	6,906	Income Approach	Discount Rate	6.67%
		Quotes		$98.81
	41,447	Income Approach	Discount Rate	2.24% - 45.25% (14.75%)
	(100)	Income Approach	Implied Yield	2.63% - 6.66% (4.86%)
	219	Asset Recovery / Liquidation(4)
Total Debt	$85,865

Equity/Other	$12,428	Market Approach	Earnings Multiple	0.35 - 4.50 (2.33)
		Income Approach	Discount Rate	16.25% - 37.50% (34.33%)
	12,970	Market Approach	Earnings Multiple	0.15 - 17.75 (6.44)
	793	Asset Recovery / Liquidation(4)
Total Equity/Other	$26,191
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

5.  DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024.  Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company.  As of September 30, 2021, there were $10 million in borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions.  The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements.  In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 160% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company.  Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In October 2021 the Loan Agreement was amended to require an asset coverage equal to or greater than 150%.

Unsecured Notes

On September 13, 2017, the Company issued $28,375 in aggregate principal amount of 6.50% notes due 2022 (the "GECCL Notes").  On September 29, 2017, the Company issued an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.

The Company redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

On January 11, 2018, the Company issued $43,000 in aggregate principal amount of 6.75% notes due 2025 (the "GECCM Notes").  On January 19, 2018 and February 9, 2018, the Company issued an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.

On June 18, 2019, the Company issued $42,500 in aggregate principal amount of 6.50% notes due 2024 (the "GECCN Notes"), which included $2,500 of the GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, the Company issued an additional $2,500 of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.

On June 23, 2021, the Company issued $50,000 in aggregate principal amount of 5.875% notes due 2026 (the "GECCO Notes").  On July 9, 2021, the Company issued an additional $7,500 of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness.  The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries.  The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year.  The GECCM Notes, GECCN Notes and GECCO Notes will mature on January 31, 2025, June 30, 2024 and June 30, 2026, respectively.  The GECCM Notes and GECCN Notes are currently callable at the Company’s option and the GECCO Notes can be called on or after June 30, 2023.  Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date.  The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities.  These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

September 30, 2021
GECCM Notes	$45,610	$1,638	N/A	$1.00
GECCN Notes	42,823	1,638	N/A	1.00
GECCO Notes	57,500	1,638	N/A	1.01
Revolving Credit Facility	10,000	1,638	N/A	-
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

The terms of the unsecured notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (as supplemented with respect to each series of notes, the “Indenture”). The Indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934.  These covenants are subject to limitations and exceptions that are described in the Indenture.  The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.

As of September 30, 2021, the Company’s asset coverage ratio was approximately 163.8%.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Indenture.

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Borrowing interest expense	$2,499	$1,954	$6,480	$6,014
Amortization of acquisition premium	648	271	1,156	906
Total	$3,147	$2,225	$7,636	$6,920
Weighted average interest rate(1)	8.21%	7.43%	7.77%	7.59%
Average outstanding balance	$152,145	$119,117	$131,453	$121,779
(1)	Annualized.

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

	September 30, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCN Notes	42,823	42,823	43,645
Unsecured Debt - GECCO Notes	57,500	57,500	58,535
Total	$145,933	$145,933	$147,973

	December 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,148
Unsecured Debt - GECCM Notes	45,610	45,610	43,877
Unsecured Debt - GECCN Notes	42,823	42,823	40,682
Total	$118,726	$118,726	$114,707

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of September 30, 2021, the Company had approximately $31,318 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2021 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows.  The Company has considered the net increases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$3.46	$8.63
Net investment income	0.22	0.53
Net realized gains (loss)	(0.17)	(1.02)
Net change in unrealized appreciation (depreciation)	0.45	(1.86)
Net increase (decrease) in net assets resulting from operations	0.50	(2.35)
Issuance of common stock	0.04	-
Distributions declared from net investment income(2)	(0.30)	(0.75)
Net decrease resulting from distributions to common stockholders	(0.30)	(0.75)
Net asset value, end of period	$3.70	$5.53
Per share market value, end of period	$3.49	$3.38

Shares outstanding, end of period	26,905,668	10,941,770
Total return based on net asset value(3)	18.57%	(25.03)%
Total return based on market value(3)	8.35%	(47.85)%

Ratio/Supplemental Data:
Net assets, end of period	99,425	60,464
Ratio of total expenses to average net assets (4),(5)	20.46%	27.14%
Ratio of incentive fees to average net assets(4)	1.01%	1.44%
Ratio of net investment income to average net assets(4),(5)	8.19%	13.53%
Portfolio turnover	48%	51%
(1)	The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.
(2)	The per share data for distributions declared reflects the actual amount of distributions of record per share for the period.
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

(4)

Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented.  For the nine months ended September 30, 2021 and 2020 average net assets were $88,183 and $56,318, respectively.

(5)	Annualized for periods less than one year.

9.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at September 30, 2021 represented 37% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at September 30, 2021 represented 39% of the Company's net assets.

Fair value as of September 30, 2021 along with transactions during the nine months ended September 30, 2021 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2021
Issue(1)	Fair value at December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2021	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$-	$4,275	$-	$-	$-	$4,275	$323	$282	$-
1.25 Lien, Secured Loan	1,148	110	-	-	-	1,258	113	-	-
1.5 Lien, Secured Loan	9,512	913	-	-		10,425	936	-	-
2nd Lien, Secured Bond	18,610	2,910	-	-	(5,402)	16,118	4,046	-	-
Common Equity (9% of class)	-	-	-	-	-	-	-	-	-
	29,270	8,208	-	-	(5,402)	32,076	5,418	282	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	19	-	78	(4,162)	4,221	-	-	-	-
Common Equity (19% of class)	-	-	-	-	-	-	-	-	-
	19	-	78	(4,162)	4,221	-	-	-	-
PFS Holdings Corp.
1st Lien, Secured Loan	1,076	-	8	-	-	1,068	66	-	-
Common Equity (5% of class)	7,618	-	-	-	(3,881)	3,737	-	-	-
	8,694	-	8	-	(3,881)	4,805	66	-	-
Totals	$37,983	$8,208	$86	$(4,162)	$(5,062)	$36,881	$5,484	$282	$-

Controlled Investments
Lenders' Funding, LLC
Subordinated Note	-	10,000	-	-	-	10,000	33	25	-
Revolver	-	4,605	535	-	-	4,070	6	-	-
Equity (63% of class)	-	7,250	-	-	-	7,250	-	-	-
	-	21,855	535	-	-	21,320	39	25	-
PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	162	-	164	-	2	-	-	-	-
Common Equity (87% of class)	-	-	140	140	-	-	-	-	-
	162	-	304	140	2	-	-	-	-
Prestige Capital Finance, LLC
Note	-	6,000	-	-	-	6,000	122	-	-
Equity (80% of class)	10,081	-	-	-	1,772	11,853	-	-	1,440
	10,081	6,000	-	-	1,772	17,853	122	-	1,440

Totals	$10,243	$27,855	$839	$140	$1,774	$39,173	$161	$25	$1,440
(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

10.  SUBSEQUENT EVENTS

The Board authorized the distribution for the quarter ending March 31, 2022 at $0.10 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by the Board.

Since September 30, 2021:

•	$3,000 in par value of Mitchell International, Inc. (“Mitchell”) second lien term loan due 2025 was redeemed at 100% of par value.
•	the Company purchased $1,000 in par value of Summit Midstream Holdings, LLC second lien notes at approximately 99% of par value.
•	the Company purchased $840 in par value of Vantage Specialty Chemicals, Inc. second lien term loan at approximately 97% of par value.
•	the Company purchased $1,000 in par value of Mitchell second lien term loan due 2029 at 99% of par value.
•	the Company sold $1,000 in par value of Mitchell second lien term loan due 2029 at approximately 101% of par value.
•	the Company sold 17,656 shares of Crestwood Equity Partners, LP Class A preferred equity units at an average of $10.21 per share.
•	the Company purchased $1,206 in par value of Viasat, Inc. receivables at 82% of par value.
•	the company sold approximately $1,328 of SPAC positions across 11 companies.