Form 10-K
period 2021-12-31
Great Elm Capital Corp.
filed 2022-03-04
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $52.3 million as of June 30, 2021.

As of March 1, 2022, there were 4,601,391 outstanding shares of the registrant’s common stock, which gives effect to the six-for-one reverse stock split that became effective on February 28, 2022.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions. The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

▪	our, or our portfolio companies’, future business, operations, operating results or prospects;
▪	the return or impact of current and future investments;
▪	the impact of a protracted decline in the liquidity of credit markets on our business;
▪	the impact of fluctuations in interest rates on our business;
▪	the impact of changes in laws or regulations governing our operations or the operations of our portfolio companies;
▪	our contractual arrangements and relationships with third parties;
▪	our current and future management structure;
▪	the general economy and its impact on the industries in which we invest;
▪	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
▪	serious disruptions and catastrophic events, including the impact of the novel coronavirus (“COVID-19”) pandemic on the global economy;
▪	our expected financings and investments, including interest rate volatility;
▪	the adequacy of our financing resources and working capital;
▪	the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
▪	the timing of cash flows, if any, from the operations of our portfolio companies;
▪	the timing, form and amount of any dividend distributions;
▪	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

Selected Risk Associated with Our Business

Our business is subject to a number of risks and uncertainties, including those highlighted and discussed in greater detail in the section titled “Risk Factors” immediately following this summary. Some of these principal risks may be further exacerbated by the COVID-19 pandemic:

▪	A significant portion of our investments in Avanti Communications Group plc (“Avanti”) has been written down and placed on non-accrual status and we may lose all of our investments in Avanti.
▪

We face increasing competition for investment opportunities.  Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.

▪

Our portfolio is limited in the number of portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

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
▪

Certain of the companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

Item 1. Business.

Overview

We are a Maryland corporation that was formed in April 2016.  We operate as a closed‑end, externally managed, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, for tax purposes, we elected to be treated as a RIC under the Code, beginning with our tax year starting October 1, 2016.

We seek to generate current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses.  To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income-generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns.  We generally define middle market companies as companies with enterprise values between $100 million and $2 billion.  We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity‑linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

Our Portfolio at December 31, 2021

A list of the industries in which we have invested as of December 31, 2021 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio at December 31, 2021.

Altus Midstream LP

Altus Midstream LP (“Altus Midstream”) owns gas gathering, processing and transmission assets in the Permian Basin of West Texas, anchored by midstream service contracts. Additionally, Altus Midstream owns equity interests in several intrastate Permian Basin pipelines that have access to various points along the Texas Gulf Coast.  In February 2022, Altus Midstream Company, parent of Altus Midstream, merged with BCP Raptor Holdco LP and rebranded itself as Kinetik Holdings, Inc.

Lenders Funding, LLC

Lenders Funding, LLC (“Lenders Funding”) is a private funding and risk sharing source for factors and asset-based lenders. It purchases participations in their transactions on a non-recourse basis or provides working capital to them under a variety of flexible programs. Since its formation, Lenders Funding has worked with over 150 lenders and factors and have supplied several hundred million dollars in funding.

Prestige Capital Finance, LLC

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

Investment Manager and Administrator

Great Elm Capital Management, Inc.’s (“GECM”) investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM’s investment committee includes Peter A. Reed, GECM’s Chief Investment Officer, Adam M. Kleinman, Jason W. Reese and Matt Kaplan.  Great Elm Group, Inc. (“GEG”) is the parent company of GECM.  The address for GECM is 800 South Street, Suite 230, Waltham, MA 02453.

Investment Selection

GECM employs a team of investment professionals with experience in leveraged and specialty finance.  The sector-focused research team performs fundamental research at both the industry and company level. Through in-depth industry coverage, GECM’s investment team seeks to develop a thorough understanding of the fundamental market, sector drivers, mergers and acquisition activity, security pricing and trading and new issue trends. GECM’s investment team believes that understanding industry trends is an important element of investment success.

We have recently expanded our investment allocation in specialty finance companies as well as in participation opportunities generated by both unrelated and related specialty finance companies. GECM believes investments in specialty finance companies along the “continuum of lending” provides attractive risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by GECM is the various stages of capital that are provided to under-banked small and medium sized businesses and includes inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies. In December 2021, GECC’s wholly-owned subsidiary, Great Elm Specialty Finance, LLC (“GESF"), was formed to hold specialty finance related investments, and Michael Keller, a seasoned professional with significant experience in specialty finance, was appointed President of GESF.

Idea Generation, Origination and Refinement

Idea generation and origination is maximized through long‑standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, as well as current and former clients, portfolio companies and investors. GECM’s investment team is expected to supplement these lead sources by also utilizing broader research efforts, such as attendance at prospective borrower industry conferences and an active calling effort to brokers and investment bankers.  GECM’s investment team focuses their idea generation and origination efforts on middle‑market companies. In screening potential investments, GECM’s investment team utilizes a value‑oriented investment philosophy with analysis and research focused on the preservation of capital. GECM has identified several criteria that it believes are important in identifying and investing in prospective portfolio companies. GECM’s process requires focus on the terms of the applicable contracts and instruments. GECM’s criteria provide general guidelines for GECM’s investment committee’s decisions; however, not all of these criteria will be met by each prospective portfolio company in which they choose to invest.

Asset Based Investments.  Investments in businesses based on the value of the collateral or the issuer’s assets. This type of investment focuses on expected realizable value of the issuer’s assets.

Enterprise Value Investments.  Investments in businesses whose enterprise value represents the opportunity for principal to be repaid by refinancing or in connection with a merger or acquisition transaction. These investments focus on the going concern value of the enterprise.

Other Debt Investments.  Investments in businesses which have the ability to pay interest and principal on outstanding debt out of expected free cash flow from their business. These investments focus on the sustainability and defensibility of cash flows from the business.

Due Diligence

GECM’s due diligence typically includes:

▪

analysis of the credit documents by GECM’s investment team (including the members of the team with legal training and years of professional experience). GECM will engage outside counsel when necessary as well;

▪	review of historical and prospective financial information;
▪	research relating to the prospective portfolio company’s management, industry, markets, customers, products and services and competitors and customers;
▪	verification of collateral or assets;
▪	interviews with management, employees, customers and vendors of the prospective portfolio company; and
▪	informal or formal background and reference checks.

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

GECM’s investment analysts and portfolio manager will jointly decide when to sell a position in consultation with members of the GECM investment committee. The sale decision will then be given to GECM’s trader, who will execute the trade.

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

Valuation Procedures

We value our assets, an essential input in the determination of our net asset value (“NAV”) consistent with generally accepted accounting principles in the United States (“GAAP”) and as required by the Investment Company Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” for an extended discussion of our methodology.

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

Formation Transactions and Merger

On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), that provided for a stock-for-stock merger (the “Merger”) of Full Circle with and into GECC. The Merger was completed, and we commenced operations on November 3, 2016.

Exemptive Relief

We have received exemptive relief from the SEC that will allow us to co-invest, together with other investment vehicles managed by GECM, in specific investment opportunities in accordance with the terms and conditions of the SEC order granting such exemptive relief.

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

Examples of Quarterly Incentive Fee Calculations

The following hypothetical calculations illustrate the calculation of the Income Incentive Fee under the Investment Management Agreement. Amounts shown are a percentage of total net assets.

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	5.90%		7.05%		7.90%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)

(1)	Investment income includes interest income, dividends and other fee income.
(2)

Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 4.53% of net assets.

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

The following hypothetical calculations illustrate the calculation of the Capital Gains Incentive Fee under the Investment Management Agreement.

	In millions
	Assumption 1		Assumption 2
Year 1
Investment in Company A	$20.0		$20.0
Investment in Company B	30.0		30.0
Investment in Company C	-		25.0
Year 2
Proceeds from sale of investment in Company A	50.0		50.0
Fair market value ("FMV") of investment in Company B	32.0		25.0
FMV of investment in Company C	-		25.0
Year 3
Proceeds from sale of investment in Company C	-		30.0
FMV of investment in Company B	25.0		24.0
Year 4
Proceeds from sale of investment in Company B	31.0		-
FMV of investment in Company B	-		35.0
Year 5
Proceeds from sale of investment in Company B	-		20.0

Capital Gains Incentive Fee:
Year 1	$-	(1)	$-	(1)
Year 2	6.0	(2)	5.0	(6)
Year 3	-	(3)	0.8	(7)
Year 4	0.2	(4)	1.2	(8)
Year 5	-	(5)	-	(9)

(1)	There is no Capital Gains Incentive Fee in Year 1 as there have been no realized capital gains.
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

For the year ended December 31, 2021, we incurred $3.2 million in base management fees and $(4.3) million in income-based fees accrued during the period. The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2021.

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

▪	interest or other costs associated with debt, if any, incurred to finance our business;
▪	fees and expenses incurred in connection with our membership in investment company organizations;
▪	brokers’ commissions;
▪	investment advisory and management fees;
▪	fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);
▪	fees and expenses relating to offerings of our common stock and other securities;
▪	legal, auditing or accounting expenses;
▪	federal, state and local taxes and other governmental fees;
▪

the fees and expenses of GECM, in its role as the administrator, and any sub‑administrator, our transfer agent or sub‑transfer agent, and any other amounts payable under the Administration Agreement, or any similar administration agreement or sub‑administration agreement to which we may become a party;

▪	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our securities;
▪	the expenses of and fees for registering or qualifying our common stock for sale and of maintaining our registration and registering us as a broker or a dealer;
▪	the fees and expenses of our directors who are not interested persons (as defined in the Investment Company Act);
▪	the cost of preparing and distributing reports, proxy statements and notices to stockholders, the SEC and other governmental or regulatory authorities;
▪	costs of holding stockholders’ meetings;
▪	listing fees;
▪

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our bylaws or amended and restated articles of incorporation insofar as they govern agreements with any such custodian;

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

▪

all other expenses incurred by us or GECM in connection with administering our business based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs (including reasonable travel expenses); and

▪

costs incurred by us in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on July 29, 2021. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

Conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation. Except in limited circumstances, any material change to the Investment Management Agreement must be submitted to stockholders for approval under the Investment Company Act and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the Investment Management Agreement.

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

Board Approval of the Investment Management Agreement

On July 29, 2021, our Board approved the renewal of the Investment Management Agreement through September 26, 2022. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to, among other things:

▪	the nature, quality and extent of the advisory and other services to be provided to us by GECM;

▪	the investment performance of us and GECM;
▪	Investment Management Agreement reflect these economies of scale for the benefit of our stockholders;
▪	comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives;
▪	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
▪	existing and potential sources of indirect income to GECM from its relationship with us and the profitability of those income sources;
▪	information about the services to be performed and the personnel performing such services under the Investment Management Agreement;
▪	the organizational capability and financial condition of GECM and its affiliates; and
▪	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

In reaching a decision to approve the Investment Management Agreement, our Board gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Our Board concluded that the fees set forth in the Investment Management Agreement were reasonable in relation to the services to be provided and that the Investment Management Agreement, including the fees and other amounts payable by us thereunder, is in the best interest of us and our stockholders.

Regulation as a Business Development Company

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of:

▪	67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or
▪	more than 50% of the outstanding voting securities of such company.

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

For example, we may sell shares of our common stock at a price below the then current NAV of our common stock if our Board determines that such sale is in our and our stockholders’ best interests, and our stockholders approve our policy and practice of making such sales. In any such case, under such circumstances, the price at which shares of our common stock are sold may be the fair value of such shares of common stock. We may be examined by the SEC for compliance with the Investment Company Act.

We are generally unable to sell shares of our common stock at a price below NAV per share. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. We may, however, sell shares of our common stock at a price below NAV per share:

▪	in connection with a rights offering to our existing stockholders,
▪	with the consent of the majority of our common stockholders, or
▪	under such other circumstances as the SEC may permit.

We may not acquire any assets other than "qualifying assets" unless, at the time we make such acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

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

Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, so that 70% of our assets, as applicable, are qualifying assets. We make purchases that are consistent with our purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the Investment Company Act.  We will invest in U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

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

Certain U.S. Federal Income Tax Matters

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

▪	certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”).

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

If we hold more than 10% of the shares (by vote or value) in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year.  In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. stockholders.  A U.S. stockholder, for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation.  If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

Although the Code generally provides that income inclusions from QEFs and deemed distributions of subpart F income and global intangible low-taxed income from CFCs will be “good income” for purposes of the 90% gross income requirement to the extent such income is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF or deemed distributions from a CFC during the RIC’s taxable year with respect to which no distribution is received would be “good income” for the 90% gross income requirement. The Department of the Treasury, however, has issued regulations that treat such income as being “good income” for purposes of the 90% gross income requirement, provided the income is derived with respect to a corporation’s business of investing in stock, securities or currencies.

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

Administration Agreement

Our Board approved the Administration Agreement on August 8, 2016.  Pursuant to the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as the administrator.  Under the Administration Agreement, GECM will, from time to time, provide, or otherwise arrange for the provision of, other services GECM determines to be necessary or useful to perform its obligations under the Administration Agreement, including retaining the services of financial, compliance, accounting and administrative personnel that perform services on our behalf, including personnel to serve as our Chief Financial Officer and Chief Compliance Officer.  Under the Administration Agreement, GECM also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.  In addition, GECM assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.  Payments made by us to GECM under the Administration Agreement are equal to an amount based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our officers (including our Chief Compliance Officer, Chief Financial Officer and their respective staffs).  The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Brokerage Allocation and Other Practices

Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, GECM is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. GECM does not execute transactions through any particular broker or dealer, but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities.

Item 1A.  Risk Factors.

In addition to the other information in this Annual Report on Form 10-K and our other filings with the SEC, the following risk factors should be carefully considered in evaluating us and our business before investing in our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, not presently known to us or otherwise, may also impair the Company's business. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Relating to Our Investments

A significant portion of our investment in Avanti has been written down and placed on non-accrual status and we may lose all of our investment in Avanti.

Avanti, located in London, England, is a provider of satellite-enabled data communications services in Europe, the Middle East and Africa.  As of December 31, 2021, Avanti represents approximately 4% of our investment portfolio (excluding cash and short-term investments).  As of December 31, 2021, we owned approximately 9% of Avanti's outstanding debt, including second lien senior secured notes (the “PIK Toggle Notes”) and a 1.5 lien secured loan (the “1.5L Loan”) and approximately 9% of Avanti's outstanding common stock.  We acquired our original position in Avanti as part of a portfolio of debt instruments, which we purchased from private investment funds managed by MAST Capital Management, LLC prior to the Merger.  Our current position in Avanti largely resulted from a series of liability management transactions by Avanti that closed in December 2017.

Avanti is highly leveraged.  If there is an event of default under the indenture governing the PIK Toggle Notes or any other indebtedness and the obligations under the PIK Toggle Notes are accelerated, Avanti likely will not have sufficient liquidity to pay the obligations under the PIK Toggle Notes.  Under such circumstances, Avanti may consider other restructuring options, such as entering into an insolvency procedure under English law or by filing for Chapter 11 protection under the U.S. Bankruptcy Code, the consequences of which could include a reduction in the value of the assets available to satisfy the PIK Toggle Notes and the imposition of costs and other additional risks on holders of the PIK Toggle Notes, including a material reduction in the value of the PIK Toggle Notes.  In such an event, we may lose all or part of our investment in Avanti.

In addition, as noted above, we own approximately 9% of Avanti’s common stock. Avanti’s common stock was delisted from its primary exchange in September 2019 and no longer trades on an exchange, which limits the liquidity of our investment.  Equity securities also expose us to additional risks should Avanti default on its debt or need additional financing. Equity securities rank lower in the capital structure and would likely not pay current income or PIK income, which we had been receiving on our investment in Avanti prior to the 2017 liability management transactions. Please see, “—We are not in a position to exercise control over certain of our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments” and “—Certain of the companies in which we invest may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.”

We are currently receiving PIK interest on our Avanti investment under the PIK Toggle Notes and we have generated significant non-cash income in the form of PIK interest.  As part of the 2017 restructuring, the PIK Toggle Notes became pay-if-you-can notes whereby Avanti is required to make interest payments in cash, subject to satisfying certain minimum cash thresholds.  Otherwise, the interest will be paid as PIK interest.  Such PIK interest exposes us to significant risks. Please see “—Risks Relating to Our Business and Structure—We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash,” and “—Risks Relating to Our Business and Structure—We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.”  Additionally, all accrued interest (through March 31, 2018) on the 2019 Notes has been converted into additional shares of Avanti common equity.  These factors could also result in lower trading prices for our common stock and/or debt securities. There can be no certainty in this respect and a significant decrease in the market value of the Avanti common stock following the restructuring could ultimately have a material adverse effect on our NAV and the trading prices of our securities and increase the risks of investing in our common stock.  The Avanti common stock was delisted from its primary exchange in September 2019 and no longer trades on an exchange.

Avanti's financial condition is uncertain. The 2017 liability management transactions did not materially change Avanti's long term capital structure and did not address the longer-term sustainability of Avanti's business model. In addition, Avanti is faced with near term debt maturities, including related to the PIK Toggle Notes, which mature in October 2022. As of result of the uncertainty surrounding Avanti’s financial condition and ongoing liquidity challenges, as of December 31, 2021, we determined that our investment in the PIK Toggle Notes was fair valued at zero and, we put our investment in the PIK Toggle Notes and the 1.5L loan on non-accrual, with any accrued but unpaid or capitalized interest income reversed as of period end. As a result of this write down and non-accrual status, we have determined that that the accrued incentive fees payable associated with the portion of PIK interest generated by the PIK Toggle Notes and 1.5L loan should not at this time be recognized as a liability and as such we have reversed $5.0 million in accrued incentive fees related to those investments in the current period.

As of September 30, 2021, Avanti represented approximately 13% of our investment portfolio (excluding cash and short-term investments). Following the write down described above, Avanti represented approximately 4% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2021. In the future, we may need to further write down the fair value of our Avanti investments. We may also sell at a loss all or a portion of our investment in Avanti from time to time in order to meet diversification requirements under the Code or as part of our portfolio management strategy. There can be no certainty in this respect and a significant decrease in the value of our Avanti investments could ultimately have a material adverse effect on our NAV and the trading prices of our securities and increase the risks of investing in our common stock.

We face increasing competition for investment opportunities.  Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.  We compete for investments with other BDCs and investment funds (including specialty finance companies, private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration.  In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors.  Some of our competitors have higher risk tolerances or different risk assessments than we do.  These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.  We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure.  If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.  A significant part of our competitive advantage stems from the fact that the market for investments in lower middle‑market companies is underserved by traditional commercial banks and other financing sources.  A significant increase in the number and/or the size of our competitors in this target market would force us to accept less attractive investment terms.  GECM may, at its discretion, decide to pursue such opportunities if it believes that they are in our best interest; however, GECM may decline to pursue available investment opportunities that, although otherwise consistent with our investment policies and objectives, in GECM’s view present unacceptable risk/return profiles.  Under such circumstances, we may hold a larger percentage of our assets in liquid securities until market conditions improve in order to avoid having assets remain uninvested.  Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC.  We believe that competitors will make first and second lien loans with interest rates and returns that are lower than the rates and returns that we target.  Therefore, we do not seek to compete solely on the interest rates and returns offered to prospective portfolio companies.

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

We are invested in a limited number of portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.  Our portfolio is likely to hold a limited number of portfolio companies.  Beyond the asset diversification requirements associated with qualifying as a RIC, we do not have fixed guidelines for diversification, and our investments are likely to be concentrated in relatively few companies.  As our portfolio is less diversified than the portfolios of some funds, we are more susceptible to failure if a single investment fails.  Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio is subject to change over time and may be concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.  Our portfolio is likely to be concentrated in a limited number of industries.  A downturn in any particular industry in which we are invested could significantly impact our aggregate realized returns.

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

We are not in a position to exercise control over certain of our portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments.  We generally do not hold controlling equity positions in our portfolio companies.  As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests.  Due to the lack of liquidity of the debt and equity investments that we hold in certain of our portfolio companies, we may not be able to dispose of such investments if we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of such investments.

We have made, and in the future intend to pursue additional, investments in specialty finance businesses, which may require reliance on the management teams of such businesses. We have made, and may make additional, investments in companies and operating platforms that originate and/or service commercial specialty finance businesses, including factoring, equipment finance, inventory leasing, merchant cash advance and hard money real estate lending and may also invest directly (including via participation) in the investments made by such businesses. The form of investment may vary and may require reliance on management teams to provide the resources necessary to originate new receivables, manage portfolios of performing receivables, and work-out portfolios of stressed or non-performing receivables.

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

If we invest in companies that experience significant financial or business difficulties, we may be exposed to certain distressed lending risks.  As part of our lending activities, we may purchase notes or loans from companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings.  Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk.  The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.  We cannot assure you that we will correctly evaluate the value of the assets collateralizing our investments or the prospects for a successful reorganization or similar action.  In any reorganization or liquidation proceeding relating to a portfolio company, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the investment advanced by us to the borrower.

Certain of the companies in which we invest may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

Investing in middle‑market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or notes or fails to perform as we expect.  A portion of our portfolio consists of debt and equity investments in privately owned middle‑market companies.  Investing in middle‑market companies involves a number of significant risks.  Compared to larger publicly owned companies, these middle‑market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions.  Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors.  Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons.  Therefore, the loss of any of their key employees, as well as increased competition in the labor market, could affect a portfolio company’s ability to compete effectively and harm its financial condition.  Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes.  These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy.  These events could limit a portfolio company’s ability to repay its obligations to us.  Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

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

An investment strategy that includes privately held companies presents challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.  We invest in privately held companies.  Generally, little public information exists about these companies, and we are required to rely on GECM’s or our specialty finance partners’ ability to obtain adequate information to evaluate the potential returns from investing in these companies.  If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose money on our investments.  Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.  These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

We are exposed to risks relating to our specialty finance products. We rely on the structural features embedded in our specialty financing and asset-based products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we generally limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe we have controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee such controls will be effective.

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

The expected phase-out of LIBOR could have a material impact on our business.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021.  The ICE Benchmark Administration Limited (“ICE”) subsequently announced that it will cease calculating and publishing all LIBOR tenors on June 30, 2023 and cease calculating and publishing certain LIBOR tenors on December 31, 2021. Further, U.K. and U.S. regulatory authorities have recently issued statements encouraging banks to cease entering into new LIBOR based loans as soon as possible and by no later than December 31, 2021 and to continue to transition away from LIBOR based loans in preparation of ICE ceasing to calculate and publish LIBOR based rates on June 30, 2023.  The Alternative Reference Rates Committee convened by the Federal Reserve Board and Federal Reserve Bank of New York has announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR for USD obligations. However, because the SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. At this time, it is not possible to predict whether SOFR, or any other LIBOR alternative, will attain market traction as a LIBOR replacement or whether other replacement rates could be adopted by market participants.  Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest rate risk associated may increase. Transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR, may increase the interest expense associated with our existing or future indebtedness and may not align for our assets and liabilities. Any of these occurrences could adversely affect our borrowing costs, financial condition, results of operations and the value of our investments.

Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

We may not realize gains from our equity investments.  Our portfolio may include common stock, warrants or other equity securities.  We may also take back equity securities in exchange for our debt investments in workouts of troubled investments.  Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions.  Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights.  In addition, we may from time to time make non‑control, equity investments in portfolio companies.  The equity interests we invest in may not appreciate in value and, in fact, may decline in value.  Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.  We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.  We may seek puts or similar rights to give it the right to sell our equity securities back to the portfolio company.  We may be unable to exercise these put rights if the issuer is in financial distress or otherwise lacks sufficient liquidity to purchase the underlying equity investment.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.  Our investment strategy contemplates investments in debt securities of foreign companies.  Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies.  These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.  Such investments will generally not represent “qualifying assets” under Section 55(a) of the Investment Company Act.  Pursuant to the Investment Company Act, qualifying assets must represent at least 70% of our total assets at the time of acquisition of any additional non-qualifying assets.  If we do not meet the 70% threshold, we will be limited to purchasing qualifying assets until such threshold is met.  See “Regulation as a Business Development Company.”

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

Risks Relating to Our Business and Structure

Capital markets experience periods of disruption and instability.  These market conditions have historically materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.  The global capital markets are subject to disruption as evidenced by, among other things, a lack of liquidity in the debt capital markets, significant write‑offs in the financial services sector, the re‑pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that have historically materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.  We cannot provide any assurance that these conditions will not significantly worsen.  Equity capital may be difficult to raise because, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV.  In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock.  The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future.  Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Our ability to grow depends on our ability to raise equity capital and/or access debt financing.  We intend to periodically access the capital markets to raise cash to fund new investments.  We expect to continue to elect to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs.  Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income (as defined by the Code), and, as a result, such distributions will not be available to fund new investments.  As a result, we must borrow from financial institutions or issue additional securities to fund our growth.  Unfavorable economic or capital market conditions, including interest rate volatility, may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us.  There has been and will continue to be uncertainty in the financial markets in general.  An inability to successfully access the capital or credit markets for either equity or debt could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability. The condition of the global financial market, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, may cause economic uncertainties or deterioration in the United States and worldwide, and may subject our investments to heightened risks.

These heightened risks could also include to: increased risk of default; greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle transactions (i.e., a market freeze); and unavailability of hedging techniques. During times of political uncertainty and/or change, global markets often become more volatile. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors.

Our debt investments may be risky, and we could lose all or part of our investments. Our debt portfolios, including those held by our specialty finance companies, are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board raised the federal funds rate from 2015 to 2018, but cut the rate to near zero by the end of 2020 in response to the COIVD-19 outbreak. The Federal Reserve Board has recently indicated it may raise the federal funds rate in the near future.  These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed-rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

We may acquire other funds, portfolios of assets or pools of debt and those acquisitions may not be successful.  We may acquire other funds, portfolios of assets or pools of debt investments.  Any such acquisition program has a number of risks, including among others:

▪	management’s attention will be diverted from running our existing business by efforts to source, negotiate, close and integrate acquisitions;
▪	our due diligence investigation of potential acquisitions may not reveal risks inherent in the acquired business or assets;
▪	we may over‑value potential acquisitions resulting in dilution to you, incurrence of excessive indebtedness, asset write downs and negative perception of our common stock;
▪	the interests of our existing stockholders may be diluted by the issuance of additional shares of our common stock or preferred stock;
▪	we may borrow to finance acquisitions and there are risks associated with borrowing as described in this Annual Report on Form 10-K;

▪	GECM has an incentive to increase our assets under management in order to increase its fee stream, which may not be aligned with the interests of our stockholders;
▪	we and GECM may not successfully integrate any acquired business or assets; and
▪	GECM may compensate the existing managers of any acquired business or assets in a manner that results in the combined company taking on excessive risk.

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

Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.  Our Board has the authority to modify or waive our investment objectives, current operating policies, investment criteria and strategies without prior notice and without stockholder approval.  We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV and operating results.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.  For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term.  For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments.  Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions.  In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value.  Such market discount may be included in income before we receive any corresponding cash payments.  Our debt investments in Avanti currently only earn PIK interest and our investment in Avanti equity (including any debt converted to equity) is not expected to earn cash dividends.

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

However, in order to satisfy the Annual Distribution Requirement for a RIC, we may, but have no current intention to, declare a large portion of a dividend in shares of our common stock instead of in cash.  As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend, or 10% with respect to distributions declared on or before June 30, 2022) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes.

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

More generally, market prices of OID instruments are more volatile because they are impacted to a greater extent by interest rate changes than instruments that pay interest periodically in cash.  Ordinarily, OID would also create the risk of non-refundable cash payments to GECM based on non-cash accruals that may never be realized; however, this risk is mitigated since the Investment Management Agreement requires GECM to defer any incentive fees on Accrued Unpaid Income, the effect of which is that Income Incentive Fees otherwise payable with respect to Accrued Unpaid Income become payable only if, as, when and to the extent cash is received by us or our consolidated subsidiaries in respect thereof.

Additionally, we may be required to make distributions of non-cash income to stockholders without receiving any cash so as to satisfy certain requirements necessary to maintain our RIC status for U.S. federal income tax purposes.  Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact.  The required recognition of non-cash income, including PIK and OID interest, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed to investors to avoid us being subject to corporate level taxation.

Further, our investment in Avanti, which represented approximately 4% of our investment portfolio (excluding cash and short-term investments) as of December 31, 2021 and approximately 24% of our total investment income for the year ended December 31, 2021, has resulted in significant PIK interest, which significantly increases our exposure to the aforementioned risks.  Conversion of Avanti’s 2019 Notes to equity has resulted in us owning more Avanti common shares, which are not expected to generate cash dividends.  Please see “—Risks Relating to Our Investments—A significant portion of our investment in Avanti has been written down and placed on non-accrual status and we may lose all of our investment in Avanti.”

We may choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.  We may distribute a portion of our taxable distributions in the form of shares of our stock. In accordance with certain applicable U.S. Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service, a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, such sales may put downward pressure on the trading price of our stock.

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

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.  We and our portfolio companies are subject to applicable local, state and federal laws and regulations.  New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and you, potentially with retroactive effect.  Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourself of new or different opportunities.  Such changes could result in material differences to the strategies and plans and may result in our investment focus shifting from the areas of expertise of GECM to other types of investments in which the investment committee may have less expertise or little or no experience.  Thus, any such changes, if they occur, could have a material adverse effect on our results of operations.

In October 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 2022. Rule 18f-4 could limit our ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect our value or performance.

There is, and will be, uncertainty as to the value of our portfolio investments.  Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value.  Often, there will not be a public market for the securities of the privately held companies in which we invest.  As a result, we will value these securities on a quarterly basis at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of our Board.  We consult with an independent valuation firm in valuing all securities in which we invest classified as “Level 3,” other than investments which are less than 1% of NAV as of the applicable quarter end.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are subjective and dependent on a valuation process approved and overseen by our Board.  Factors that may be considered in determining the fair value of our investments include, among others, estimates of the collectability of the principal and interest on our debt investments and expected realization on our equity investments, as well as external events, such as private mergers, sales and acquisitions involving comparable companies.  Because such valuations, and particularly valuations of private securities and private companies and small cap public companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates.  Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.  Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially misstate the value that we may ultimately realize on one or more of our investments.  As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant.  Conversely, investors selling securities during a period in which the NAV understates the value of our investments will receive a lower price for their securities than the value of our investments might otherwise warrant.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.  The occurrence of a disaster such as a cyber‑attack, a natural catastrophe, an epidemic or pandemic, an industrial accident, a terrorist attack or war, events anticipated or unanticipated in our disaster recovery systems, or a failure in externally provided data systems, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer‑based data processing, transmission, storage and retrieval systems or destroy data.  Our ability to effectively conduct our business could be severely compromised.  The financial markets we operate in are dependent upon third party data systems to link buyers and sellers and provide pricing information.

We depend heavily upon computer systems to perform necessary business functions.  Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering.  Like other companies, we expect to experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  These failures and disruptions may be more likely to occur as a result of employees working remotely during the COVID-19 pandemic.  If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.  Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest.  Such acts, including, for example, Russia’s February 2022 invasion of Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  For example, the outbreak of COVID-19 was declared by the World Health Organization to be a “public health emergency of international concern,” and spread across the globe, impacting worldwide economic activity. A public health epidemic or pandemic, including COVID-19, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations.

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

There are significant potential conflicts of interest that could impact our investment returns.  Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities, including ICAM or funds managed by ICAM, and affiliates of GECM and investment funds managed by our affiliates.  Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us.  For example, Peter A. Reed, our President, Chief Executive Officer and Chairman of our Board, is GECM's Chief Investment Officer and chief executive officer of the largest beneficial owner of our stock, GEG.

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

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.  The COVID-19 pandemic remains ongoing and we expect to continue to experience disruptions that could adversely impact our business. It is unknown how long these disruptions may continue.  The outbreak of COVID‑19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, increased costs due to inflation, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers.  Such events have affected, and may in the future affect our business, financial condition or results of operations.  As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted.  The ongoing COVID-19 pandemic has caused inflation and interest rate volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company holds, and may adversely affect the Company’s investments and operations.  The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, upward inflationary pressures, as well as general concern and uncertainty that has negatively affected the economic environment.  These disruptions have led to instability in the market place, including stock market losses and overall volatility.  The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems.  This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

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

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.  We intend to make distributions to our stockholders out of assets legally available for distribution. Stockholders are advised that a distribution does not necessarily indicate a return of profit as such dividends also include a return of capital.  We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in distributions.  Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic described above.  For example, if the temporary closure of many corporate offices, retail stores and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders.  In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make cash distributions.  Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.  The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements.  Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Risks Relating to Our Common Stock

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.  Sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.  We have registered all of the shares of our common stock issued to GEG as of November 4, 2021, which represent approximately 7% percent of our outstanding shares of common stock at December 31, 2021.

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

Provisions of the Maryland General Corporation Law and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock.  The Maryland General Corporation Law and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of GECC or the removal of our directors.  We are subject to the Maryland Business Combination Act and the Investment Company Act.  If our Board, including a majority of the directors who are not interested persons as defined in the Investment Company Act, does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.  Our Board could amend our bylaws to repeal our current exemption from the Maryland Control Share Acquisition Act.  The Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of GECC and increase the difficulty of consummating such a transaction.

Our Board is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.  Under the Maryland General Corporation Law and our organizational documents, our Board is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock.  Prior to issuance of shares of each class or series, our Board is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series.  Thus, our Board could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve premium prices for holders of our common stock or otherwise be in their best interest.  The cost of any such reclassification would be borne by our common stockholders.  Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock.  For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a BDC.  In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors.  The issuance of preferred stock convertible into shares of common stock may also reduce the net income and NAV per share of our common stock upon conversion.  These effects, among others, could have an adverse effect on an investment in our common stock.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV.  Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV.  This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share of common stock may decline.

We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of GECC and our stockholders approve such sale.  In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, equals the fair value of such securities (less any distributing commission or discount calculated).  If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage of our existing stockholders’ ownership at that time will decrease, and they may experience dilution.

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

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.  All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock.  As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time.  Stockholders who receive distributions in shares of common stock may experience accretion to the NAV of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount.  The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Existing stockholders may incur dilution if, in the future, we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.  The Investment Company Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions.  Our shares might trade at premiums that are unsustainable or at discounts from NAV.

Shares of BDCs like us may, during some periods, trade at prices higher than their NAV per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their NAV per share.  The perceived value of our investment portfolio may be affected by a number of factors including perceived prospects for individual companies we invest in, market conditions for common stock generally, for initial public offerings and other exit events for venture capital backed companies, and the mix of companies in our investment portfolio over time.  Negative or unforeseen developments affecting the perceived value of companies in our investment portfolio could result in a decline in the trading price of our common stock relative to our NAV per share.

The possibility that our shares will trade at a discount from NAV or at premiums that are unsustainable are risks separate and distinct from the risk that our NAV per share will decrease.  The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share.

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

Risks Relating to Indebtedness

We may borrow additional money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us.  We have existing indebtedness and may in the future borrow additional money, including borrowings under a Loan Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”), each of which magnifies the potential for loss on amounts invested and may increase the risk of investing with us.  Our ability to service our existing and potential future debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.  The amount of leverage that we could employ at any particular time will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.  Holders of such debt securities would have fixed dollar claims on our consolidated assets that would be superior to the claims of our common stockholders or any preferred stockholders.

If the value of our consolidated assets decreases while we have debt outstanding, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged.  Similarly, any decrease in our consolidated income while we have debt outstanding would cause net income to decline more sharply than it would have had we not borrowed.  Such a decline could negatively affect our ability to make common stock distributions.  We cannot assure you that our leveraging strategy will be successful.

Illustration.  The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses.  The first table assumes the actual amount of senior securities outstanding as of December 31, 2021. The second table assumes the maximum amount of senior securities outstanding as permitted under our asset coverage ratio of 150%.  See “Selected Risks Associated with Our Business—We may incur additional debt.”  The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.35)%	(9.35)%	(4.35)%	0.65%	5.65%
(1)

Assumes $212.1 million in total portfolio assets, excluding short term investments, $145.9 million in senior securities outstanding, $74.6 million in net assets, and an average cost of funds of 6.33%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total portfolio assets of at least 4.35%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.38)%	(9.38)%	(4.38)%	0.62%	5.62%
(1)

Assumes $215.3 million in total portfolio assets, excluding short term investments, $149.1 million in senior securities outstanding, $74.6 million in net assets, and an average cost of funds of 6.33%.  Actual interest payments may be different.

(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2021 total portfolio assets of at least 4.38%.

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

As of December 31, 2021, we had approximately $145.9 million of total outstanding indebtedness under three series of senior securities (unsecured notes)—the GECCM Notes, the GECCN Notes and the GECCO Notes (each as defined herein)—and our asset coverage ratio was 151.1%. Section 18(e) of the 1940 Act provides that the provisions of Section 18 shall not apply to any senior securities issued or sold for the purpose of redeeming any other senior security. A portion of the net proceeds from the offering of the GECCO Notes was used to redeem all of the outstanding GECCL Notes (as defined herein) and in accordance with Section 18(e), we excluded an amount equal to the outstanding aggregate principal amount of the GECCL Notes from the calculation of the asset coverage ratio as of June 30, 2021.

On May 5, 2021, we entered into the Loan Agreement, which provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. Holders of our GECCM Notes, GECCN Notes and GECCO Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

If we are unable to meet the financial obligations under any of the Loan Agreement or any series of our outstanding unsecured notes, the holders of such indebtedness would have a superior claim to our assets over our common stockholders in the event of a default by us. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GECM, our investment advisor, is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

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

Item 3.  Legal Proceedings.

A description of our legal proceedings is included in Note 6 of the consolidated financial statements for the year ended December 31, 2021.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of March 1, 2022, there were approximately 9 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

Share Price Data

The following table sets forth: (i) NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the Nasdaq Global Market during the applicable period, (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant period, and (iv) the distributions per share of our common stock declared during the applicable period.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2021
Fourth Quarter	$16.63	$21.12	$18.24	27.0%	9.7%	$0.60
Third Quarter	22.17	21.84	19.50	(1.5)%	(12.)%	0.60
Second Quarter	23.40	23.04	19.26	(1.5)%	(17.7)%	0.60
First Quarter	23.36	24.18	18.24	3.5%	(21.9)%	0.60
Fiscal year ending December 31, 2020
Fourth Quarter	$20.74	$24.36	$15.06	17.5%	(27.4)%	$1.50
Third Quarter	33.16	31.86	19.56	(3.9)%	(41.)%	1.50
Second Quarter	30.59	29.70	15.00	(2.9)%	(51.)%	1.50
First Quarter	30.32	48.48	15.72	59.9%	(48.2)%	1.50
(1)

NAV per share is determined as of the last day in the relevant quarter and therefore does not necessarily reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period as adjusted retroactively for the reverse stock split effected on February 28, 2022.  See “—Recent Developments” for more information.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(3)

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions (net of any applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. See “Dividend Reinvestment Plan” in this prospectus.

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

During the year ended December 31, 2021, our distributions were made from distributable earnings.  We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future.  In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act.  If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2021.  The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading.  The graph measures total stockholder return, which takes into account both changes in stock price and dividends.  It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.  The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Financial Highlights

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,					November 3, 2016 (Commencement of Operations) to December 31,
	2021	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$20.74	$51.81	$62.02	$74.51	$81.14	$86.46
Net investment income	3.02	3.22	6.40	8.64	9.05	1.61
Net realized gains (losses)	(2.37)	(4.39)	0.76	1.36	1.87	(2.07)
Net change in unrealized appreciation (depreciation)	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)	(7.88)
Net increase (decrease) in net assets resulting from operations	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)	(8.34)
Issuance of common stock	0.81	(10.66)	-	-	-	-
Accretion from share buybacks	-	-	0.51	-	1.99	4.04
Distributions declared from net investment income(2)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net decrease resulting from distributions to common stockholders	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net asset value, end of period	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14
Per share market value, end of period	$18.48	$21.60	$46.68	$47.10	$59.04	$70.02

Shares outstanding, end of period(1)	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400	2,131,813
Total return based on net asset value(3)	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$74,556	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver(4)	14.69%	25.84%	16.46%	9.96%	7.87%	10.27%	(5)(7)
Ratio of total expenses to average net assets after waiver(4)	14.69%	25.84%	16.46%	9.96%	8.00%	9.99%	(5)(7)
Ratio of incentive fees to average net assets(4)	(4.91)%	1.68%	2.80%	0.13%	2.89%	3.04%	(5)
Ratio of net investment income to average net assets(4)	14.02%	11.77%	11.18%	12.30%	11.56%	10.52%	(5)(7)
Portfolio turnover	66%	64%	81%	67%	116%	27%

(1)

The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.  Per share data and shares outstanding have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retrospective basis, as described in Note 2 of the notes to the consolidated financial statements.

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

(4)

Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented.  For the years ending December 31, 2021, 2020, 2019, 2018 and 2017 and the period ended December 31, 2016 average net assets were $87,975, $60,884, $97,791, $124,668, $151,986 and $179,366, respectively.

(5)	Annualized for periods of less than one year.
(6)

Net asset value at the beginning of the period is the net asset value per share as of the consummation of the Merger, as adjusted for the reverse stock split noted in footnote (1).  Management corrected this heading to correspond to the timing of the Merger.  The heading was corrected to read “November 3, 2016 to December 31, 2016,” whereas it had previously been presented as “November 4, 2016 (commencement of operations) to December 31, 2016.” November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which the Company began operating as the combined entity resulting from the Merger.  On November 3, 2016, the Company recognized approximately $3,444 of organization costs in connection with the Merger, which were included in calculating the beginning of the period net asset value, and amounted to $(1.60) per share, based on 2,148,184 shares issued and outstanding on November 3, 2016.  Per share amount and shares issued and outstanding on November 3, 2016 have been retrospectively adjusted to reflect the six-for-one reverse stock split effected on February 28, 2022, as described in Note 2 of the notes to the consolidated financial statements.

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

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses.  To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income-generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion. We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity-linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

In December 2021, GESF, a wholly-owned subsidiary of GECC, was formed to oversee specialty finance related investments, and Michael Keller, a seasoned professional with significant experience in specialty finance, was appointed President of GESF.  We believe investments in specialty finance companies along the “continuum of lending” provide durable risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by GECM is the various stages of capital that are provided to under-banked small and medium sized businesses and includes, but is not limited to inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies.

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

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements.  See “Regulation as a Business Development Company” and “Certain Federal Income Tax Matters.”

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

Critical Accounting Policies and Estimates

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2021 and 2020:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2020	31,882	(29,420)	10.00%
Quarter ended June 30, 2020	15,913	(37,497)	10.18%
Quarter ended September 30, 2020	34,495	(18,037)	10.07%
Quarter ended December 31, 2020	19,070	(27,039)	11.72%
For the year ended December 31, 2020	101,360	(111,993)

Quarter ended March 31, 2021	58,429	(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
Quarter ended September 30, 2021	72,340	(31,640)	11.27%
Quarter ended December 31, 2021	34,184	(40,270)	10.81%
For the year ended December 31, 2021	214,857	(135,761)

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2021 and 2020.  Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

	For the Year Ended December 31,
(in thousands)	2021	2020
Beginning Investment Portfolio, at fair value	$151,648	$197,615
Portfolio Investments acquired(1)	214,857	101,360
Amortization of premium and accretion of discount, net	3,958	4,999
Portfolio Investments repaid or sold(2)	(135,761)	(111,993)
Net change in unrealized appreciation (depreciation) on investments	(12,922)	(29,356)
Net realized gain (loss) on investments	(9,631)	(10,977)
Ending Investment Portfolio, at fair value	$212,149	$151,648

(1)	Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)	Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of portfolio investments by industry as of December 31, 2021 and 2020

	December 31, 2021		December 31, 2020
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	47,952	22.60%	$15,760	10.39%
Energy Midstream	31,815	15.00%	-	-%
Chemicals	15,058	7.10%	-	-%
Metals & Mining	13,711	6.46%	3,996	2.65%
Internet Media	11,870	5.60%	18,736	12.35%
Construction Materials Manufacturing	10,461	4.93%	9,676	6.38%
Oil & Gas Exploration & Production	9,849	4.64%	-	-%
Restaurants	8,310	3.92%	10,470	6.91%
Wireless Telecommunications Services	8,137	3.84%	29,270	19.30%
Industrial	7,551	3.56%	4,642	3.06%
Transportation Equipment Manufacturing	6,030	2.84%	2,948	1.95%
Home Security	5,590	2.63%	-	-%
Casinos & Gaming	5,291	2.49%	2,820	1.86%
Retail	4,267	2.01%	6,145	4.05%
Hospitality	4,085	1.93%	-	-%
Special Purpose Acquisition Company	3,044	1.43%	-	-%
Oil & Gas Refining	3,030	1.43%	-	-%
Apparel	2,929	1.38%	5,154	3.40%
Healthcare Supplies	2,869	1.35%	-	-%
Food & Staples	2,724	1.28%	8,694	5.73%
Consumer Services	2,640	1.24%	-	-%
Commercial Printing	2,025	0.95%	-	-%
Software Services	1,994	0.94%	4,896	3.23%
Communications Equipment	1,057	0.50%	-	-%
Biotechnology	11	0.01%	-	-%
IT Services	7	0.01%	-	-%
Technology	(158)	(0.07)%	202	0.13%
Oil & Gas	-	-%	20,290	13.38%
Radio Broadcasting	-	-%	3,763	2.48%
Wholesale-Apparel, Piece Goods & Notions	-	-%	2,762	1.82%
Hotel Operator	-	-%	1,203	0.79%
Real Estate Services	-	-%	200	0.13%
Building Cleaning and Maintenance Services	-	-%	162	0.11%
Maritime Security Services	-	-%	19	0.01%
Telecommunications Services	-	-%	(160)	(0.11)%
Total	$212,149	100.00%	$151,648	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of COVID-19 under “—Recent Developments—COVID 19”.

Investment Income

	For the Year Ended December 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$25,254	$6.20	$22,897	$10.32
Interest income	19,917	4.89	19,210	8.66
Dividend income	4,347	1.07	3,107	1.40
Other income	990	0.24	580	0.26

(1)

The per share amounts are based on a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021 and a weighted average of 2,218,244 outstanding common shares for the year ended December 31, 2020.  These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.  See “—Recent Developments”

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.  For the years ended December 31, 2021 and 2020, income includes non-cash PIK income of $5.5 million and $5.7 million, respectively.

Interest income was consistent year over year with decreases in interest income from exited investments offset by increases in interest income from new investments.  As of December 31, 2021, our investments in the Avanti 2nd Lien secured bonds and 1.5 Lien secured loans were put on non-accrual in connection with write-downs in their respective fair values, resulting in a decrease in interest income of $0.9 million and $0.1 million, respectively, for the year ended December 31, 2021 as compared to the prior year.  These positions will remain on non-accrual in future periods until evidence of future collectability is restored.  However, there were net increases in interest income in the remaining portfolio, most notably Tensar Corporation, Natural Resource Partners LP and Gateway Casinos & Entertainment Limited for which we recognized increases in interest income of $1.2 million, $0.6 million and $0.5 million, respectively, for the current year as compared to prior year.

Dividend income for the year ended December 31, 2021 increased as compared to the prior year due to distributions of $0.7 million from our new investment in Lenders Funding as well as an increase of approximately $0.8 million in dividends from our investments in preferred equities.  These increases were partially offset by a decrease of $0.3 million in distributions from our investment in Prestige.

Other income for the year end December 31, 2021 primarily consists of commitment fees of $0.5 million earned on our investment in the Greenway Health, LLC revolver and $0.3 million on our investment in the Avanti 1.125 Lien secured loan.  For the year ended December 31, 2020, other income includes $0.4 million in fees earned in connection with the restricting of our investments in California Pizza Kitchen, Inc. (“CPK”) and $0.1 million in commitment fees on our investment in Avanti 1.25 Lien secured loan.

As discussed under “—Recent Developments—COVID 19”, the full impact of COVID-19 on each of our portfolio companies is not known at this time.  Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and may be unable to make future interest payments or dividend distributions resulting in decreased income to the Company.

The year ended December 31, 2020 saw significant decreases in LIBOR, the primary base rate referenced in our floating rate debt investments.  Interest rates began to rebound in 2021 and if they continue to rise it may have a positive impact on interest income for in fiscal year 2022.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” for further analysis of the impact of interest rate changes on expected interest income from our portfolio held as of December 31, 2021.

Expenses

	For the Year Ended December 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$12,921	$3.17	$15,731	$7.09
Management fees	3,182	0.78	2,511	1.13
Incentive fees	(4,323)	(1.06)	1,020	0.46
Total advisory and management fees	$(1,141)	$(0.28)	$3,531	$1.59
Administration fees	673	0.17	729	0.33
Directors’ fees	233	0.06	198	0.09
Interest expense	10,428	2.56	9,126	4.11
Professional services	1,937	0.48	1,441	0.65
Custody fees	54	0.01	51	0.02
Other	737	0.17	655	0.30
Income Tax Expense
Excise Tax Expense	48	0.01	17	-

(1)

The per share amounts are based on a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021 and a weighted average of 2,218,244 outstanding common shares for the year ended December 31, 2020.    These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.  See “—Recent Developments”

Expenses are largely comprised of advisory fees and administration fees paid to GECM and interest expense on our outstanding notes payable.   See “—Liquidity and Capital Resources.”  Advisory fees include management fees and incentive fees calculated in accordance with the Investment Management Agreement, and administration fees include direct costs reimbursable to GECM under the Administration Agreement and fees paid for sub-administration services.

Overall expenses for the year ended December 31, 2021 decreased as compared to the year ended December 31, 2020 primarily driven by the reversal of $5.3 million in incentive fees previously recognized as a result of income reversals and realized losses on investments where proceeds did not cover the amortized cost basis.  Excluding these reversals, the fund recognized $1.2 million in income-based incentive fees for the year ended December 31, 2021.  Subsequent to year end, GECM has indicated that it intends to waive the remaining accrued incentive fees contingent upon shareholder approval of a reset of the incentive fee calculations in fiscal year 2022.

Management fees increased for the year ended December 31, 2021 as compared to the prior year due to increases in the average fair value of our total portfolio investments over the year.

Fees for professional services increased for the year ended December 31, 2021 as compared to the prior year due to certain one-time costs, including approximately $0.2 million in legal fees for compliance matters and claims related to specific investments which are not expected to recur in future periods.  In addition, during the current year, approximately $0.7 million in due from portfolio company balances were determined to be uncollectible and expensed.

For the year ended December 31, 2021, interest expense increased as compared to the corresponding period in the prior year as a result of the issuance of $57.5 million in aggregate principal amount of the GECCO Notes in June and July 2021 which was partially offset by the redemption of the GECCL Notes in July 2021.  The early redemption of the GECCL Notes also resulted in recognizing any unamortized debt issuance costs in full during the year ended December 31, 2021.

Realized Gains (Losses)

	For the Year Ended December 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$(9,639)	$(2.37)	$(9,749)	$(4.39)
Gross realized gain	8,128	2.00	4,255	1.92
Gross realized loss	(17,767)	(4.37)	(14,004)	(6.31)

(1)

The per share amounts are based on a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021 and a weighted average of 2,218,244 outstanding common shares for the year ended December 31, 2020.    These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.  See “—Recent Developments”

During the year ended December 31. 2021, net realized losses on investments were primarily driven by exits from our investments in Davidzon Radio, Inc. (“Davidzon”), OPS Acquisitions Limited and Ocean Protection Services Limited (“OPS”), Boardriders, Inc. and Best Western Luling, on which we recognized $5.7 million, $4.2 million, $2.9 million and $1.3 million, respectively, in realized losses.  We recognized realized gains of $4.0 million on sales of our investment in Crestwood Equity Partners LP (“Crestwood”) and $1.2 million and $0.4 million, respectively, on paydowns of our investments in Subcom, LLC revolver and CPK 1st Lien secured loan.

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

Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,
	2021		2020
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net unrealized appreciation/ (depreciation)	$(12,921)	$(3.17)	$(29,356)	$(13.23)
Unrealized appreciation	54,377	13.35	21,363	9.63
Unrealized depreciation	(67,298)	(16.52)	(50,719)	(22.86)

(1)

The per share amounts are based on a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021 and a weighted average of 2,218,244 outstanding common shares for the year ended December 31, 2020.    These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.  See “—Recent Developments”

For the year ended December 31, 2021, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end.  Most notably, we recognized unrealized depreciation of $32.0 million on our investments in Avanti and approximately $5.9 million on our investments in PFS Holdings Corp. These were offset by unrealized appreciation of $6.0 million, $5.2 million, and $4.2 million on the investments in CPK common equity, Davidzon and OPS 1st lien secured loan, respectively, due to exits from these positions resulting in reversing previously recognized unrealized depreciation.

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

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of fiscal year 2019.

As discussed under “—Recent Developments—COVID 19”, we cannot predict the duration of the COVID-19 pandemic and the resulting impact to our individual portfolio companies or the broader market.  It is likely that any recovery may be slow and/or volatile.  The current unrealized depreciation on our portfolio may not be reversed in the short-term or at all and we may see further declines in fair value before the pandemic is over.

Liquidity and Capital Resources

This “—Liquidity and Capital Resources” discussion should be read in conjunction with the discussion of COVID-19 under “—Recent Developments—COVID 19”.

We generate liquidity through its operations with cash received from investment income and sales and paydowns on investments.  Such proceeds are generally reinvested in new investment opportunities, distributed to shareholders in the form of dividends, or used to pay operating expenses.  The Company also receives proceeds from our issuances of notes payable and our revolving credit facility and from time to time may raise additional equity capital.  See “—Revolver” and “—Notes Payable” below for more information regarding our outstanding credit facility and notes.

At December 31, 2021, we had approximately $9.1 million of cash and cash equivalents and $0.01 million of restricted cash.  At December 31, 2021, we had investments in 45 debt instruments across 37 companies, totaling approximately $150.0 million at fair value and 139 equity investments in 119 companies, totaling approximately $62.4 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2021, we had approximately $31.9 million in unfunded loan commitments to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2021 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2021, net cash used in operating activities was approximately $58.5 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $56.9 million, reflecting payments for additional investments of $191.9 million, offset by proceeds from principal repayments and sales of $135.0 million. Such amounts include draws and repayments on revolving credit facilities.

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

For the year ended December 31, 2021, cash provided by financing activities was $14.5 million, which consisted of $55.2 million in proceeds from the issuance of the GECCO Notes offset by $30.3 million in repayment on the GECCL Notes and payment of $9.9 million in distributions.
For the year ended December 31, 2020, cash provided by financing activities was $21.2 million, which consisted of $31.7 million in proceeds from issuance of common stock which were offset by $1.5 million in offering costs, $5.0 million in distributions to investors, and $4.1 million in repurchases of our debt.

Contractual Obligations and Cash Requirements

A summary of our significant contractual payment obligations and cash requirements as of December 31, 2021 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCM Notes	$45,610	$-	$-	$45,610	$-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Total	$145,933	$-	$42,823	$103,110	$-

See “—Revolver” and “—Notes Payable” below for more information regarding our outstanding credit facility and notes.

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

Revolver

On May 5, 2021, we entered into the Loan Agreement with CNB. The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024.  Borrowings under the revolving line bear interest at a rate equal to (i) the LIBOR plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us.  As of December 31, 2021, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions.  We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements.  In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company.  Borrowings are also subject to the leverage restrictions contained in the Investment Company Act.

Notes Payable

On September 13, 2017, we issued $28.4 million in aggregate principal amount of 6.50% Notes due 2022 (the “GECCL Notes”).  On September 29, 2017, we issued an additional $4.3 million of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  We redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCM Notes outstanding as of December 31, 2021 is $44.8 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.  The aggregate principal balance of the GECCN Notes outstanding as of December 31, 2021 is $41.7 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”).  On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of December 31, 2021 is $55.4 million.

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

As of December 31, 2021, our asset coverage ratio was approximately 151.1%.  We are subject to a minimum asset coverage ratio of 150%.

Recent Developments

On January 27, 2022, the Company announced that the Board has approved a 6-for-1 reverse stock split of the Company’s outstanding common stock.  As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock were converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares as a result of the reverse stock split were redeemed for cash at the closing market price on the business day immediately prior to the effective date of the reverse stock split. The reverse stock split was effective for trading purposes on February 28, 2022.

Our Board set distributions for the quarter ending March 31, 2022 at a rate of $0.60 per share, and for the quarter ending June 30, 2022 at a rate of $0.45 per share, in each case giving effect to the reverse stock split completed on February 28, 2022.  The full amount of each distribution will be from distributable earnings.  The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board.  The March and June distributions will be paid in cash.

On February 3, 2022, the Company purchased a majority ownership interest in Sterling Commercial Credit, LLC (“SCC”), a provider of asset-based loans to middle market companies throughout the U.S.  The aggregate purchase prices was approximately $7.5 million, which consisted of $4.9 million in cash and 117,117 shares of the Company’s common stock issued at NAV for aggregate consideration of $2.6 million.  In connection with the acquisition, the Company is also providing subordinated debt to SCC.

On February 18, 2022, the Company entered into a joint venture with Utica LeaseCo. LLC (“Utica”) for the purpose of co-investing in proprietary equipment financings originated by Utica.  Utica has been providing customized equipment loan and lease options for businesses of all sizes throughout the continental U.S. since 2005.  The Utica transaction remains subject to the approval of Utica’s senior lenders.

In March 2022, GECM indicated that it intends to waive all accrued and unpaid incentive fees as of March 31, 2022, provided that our stockholders approve a proposal to reset the incentive fee total return hurdle under our Investment Management Agreement at our next annual stockholder meeting. As of December 31, 2021, there were approximately $4.9 million of accrued fees held on our balance sheet. If that waiver is obtained, we would expect to recognize the reversal of these accrued fees during the period ending March 31, 2022, contingent upon approval of the new incentive fee hurdles by our stockholders, resulting in a corresponding increase in income and increase in NAV in such period (subject to any offsetting additional expenses or losses).

On March 2, 2022, Peter Reed notified the Company that he would resign from his position as the Company’s Chief Executive Officer and President and as Chairman of the Board, and each of Randall Revell Horsey and Michael Speller notified the Company that they would resign from the Board, in each case effective after the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The resignations were not the result of any disagreement with the Company.

The Company expects that, immediately after the effectiveness of Peter Reed’s resignation, the Board will appoint Matt Kaplan, as the Company’s Chief Executive Officer and President.  Mr. Kaplan has served as a portfolio manager for GECM since October 2020, as well as a managing director at Imperial Capital Asset Management, LLC since 2020.

The Company expects that, immediately after the effectiveness of the resignations noted above, the Board will appoint Richard Cohen as a Class I director and Matthew A. Drapkin as a Class II Director to fill the vacancies on the Board created thereby.  The Company expects to name an additional independent director shortly.

COVID-19

The COVID-19 pandemic continues to disrupt economic markets.  The economic impact, duration and spread of the COVID-19 virus, including new variants, is uncertain at this time.  The operational and financial performance of some of the portfolio companies in which we make investments has been and may further be significantly impacted by COVID-19, which may in turn impact the valuation of our investments, results of our operations and cash flows.

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

We will continue to monitor the evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, their financial condition and the results of operations and financial condition of our portfolio companies.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, approximately $86.0 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates.  As of December 31, 2021, 26 debt investments in our portfolio bore interest at a fixed rate, and the remaining 18 debt investments were at variable rates, representing approximately $148.0 million and $86.0 million in principal debt, respectively.  As of December 31, 2020, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $85.6 million and $105.0 million in principal debt, respectively.  The variable rates are generally based upon the LIBOR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of December 31, 2021.  We have also assumed there are no outstanding floating rate borrowings by the Company.  See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$2,056
2.00%	1,370
1.00%	685
(1.00)%	(39)
(2.00)%	(79)
(3.00)%	(118)

(1)

Several of our debt investments with variable rates contain a reference rate floor.  The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2021, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the year covered by this Annual Report on Form 10-K.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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
▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's transactions are being made only in accordance with authorizations of management, and;

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 7, 2016)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 2, 2022)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2 to the Form N-14 (File No. 333-212817) filed on August 1, 2016)

4.1	Form of certificate for the Registrant’s common stock (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

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

4.4	Global Note, dated January 19, 2018 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 filed on January 19, 2018)

4.5

Third Supplemental Indenture, dated as of June 18, 2019, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019

4.6	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.7	Fourth Supplemental Indenture, dated as of June 23, 2021 by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.8	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.9*	Description of Registered Securities

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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.5	Custody Agreement, dated as of January 2, 2020, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 11, 2020)

10.6	Form of Trademark License Agreement (incorporated by reference to Exhibit 13(b) to the Registration Statement on Form N-14 (File No. 3330212817) filed on August 1, 2016).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.8+	Loan, Guarantee and Security Agreement, dated May 5, 2021, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2021)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

21.1*	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*Filed or furnished herewith

+

Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 4, 2022.

GREAT ELM CAPITAL CORP.

By:	/s/ Peter A. Reed
Name:	Peter A. Reed
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 4, 2022.

Name	Capacity

/s/ Peter A. Reed	Chief Executive Officer and Director (Principal Executive Officer)
Peter A. Reed

/s/ Keri A. Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Keri A. Davis

/s/ Erik A. Falk	Director
Erik A. Falk

/s/ Randall Revell Horsey	Director
Randall Revell Horsey

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Michael C. Speller	Director
Michael C. Speller

GREAT ELM CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the five years in the period then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2022

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

		December 31, 2021	December 31, 2020
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $175,800 and $147,494, respectively)		$164,203	$112,116
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $199,995 and $74,997, respectively)		199,995	74,998
Affiliated investments, at fair value (amortized cost of $129,936 and $109,840, respectively)		10,861	29,289
Controlled investments, at fair value (amortized cost of $32,649 and $7,630, respectively)		37,085	10,243
Total investments		412,144	226,646

Cash and cash equivalents		9,132	52,582
Restricted cash		13	600
Receivable for investments sold		766	-
Interest receivable		1,811	2,423
Dividends receivable		1,540	-
Due from portfolio company		136	837
Due from affiliates		17	-
Deferred financing costs		376	-
Prepaid expenses and other assets		379	240
Total assets		$426,314	$283,328

Liabilities
Notes payable (including unamortized discount of $3,935 and $3,065, respectively)		$141,998	$115,661
Payable for investments purchased		203,575	75,511
Interest payable		29	328
Distributions payable		-	1,911
Accrued incentive fees payable		4,854	9,176
Due to affiliates		1,012	764
Accrued expenses and other liabilities		290	362
Total liabilities		$351,758	$203,713

Commitments and contingencies (Note 6)		$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 4,484,278 shares issued and outstanding and 3,838,242 shares issued and outstanding, respectively)	(1)	$45	$38
Additional paid-in capital		245,531	230,696
Accumulated losses		(171,020)	(151,119)
Total net assets		$74,556	$79,615
Total liabilities and net assets		$426,314	$283,328
Net asset value per share	(1)	$16.63	$20.74
(1)

Authorized, issued and outstanding shares of common stock and net asset value per share have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$13,100	$12,740	$17,087
Non-affiliated, non-controlled investments (PIK)	387	22	-
Affiliated investments	910	981	858
Affiliated investments (PIK)	4,874	5,218	4,158
Controlled investments	646	249	1,411
Controlled investments (PIK)	-	-	684
Total interest income	19,917	19,210	24,198
Dividend income from:
Non-affiliated, non-controlled investments	1,713	867	470
Controlled investments	2,634	2,240	1,600
Total dividend income	4,347	3,107	2,070
Other income from:
Non-affiliated, non-controlled investments	683	125	142
Non-affiliated, non-controlled investments (PIK)	-	368	-
Affiliated investments	-	-	2
Affiliated investments (PIK)	282	75	565
Controlled investments	25	12	61
Total other income	990	580	770
Total investment income	$25,254	$22,897	$27,038
Expenses:
Management fees	$3,182	$2,511	$2,953
Incentive fees	(4,323)	1,020	2,735
Administration fees	673	729	987
Custody fees	54	51	57
Directors’ fees	233	198	200
Professional services	1,937	1,441	833
Interest expense	10,428	9,126	7,636
Other expenses	737	655	491
Total expenses	12,921	15,731	15,892
Net investment income before taxes	$12,333	$7,166	$11,146
Excise tax	$48	$17	$209
Net investment income	$12,285	$7,149	$10,937
Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(5,770)	$(9,604)	$1,146
Affiliated investments	(4,162)	-	-
Controlled investments	293	(1,382)	154
Realized gain on repurchase of debt	-	1,237	-
Total net realized gain (loss)	(9,639)	(9,749)	1,300
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	19,019	(14,520)	(11,316)
Affiliated investments	(33,763)	(18,455)	(7,907)
Controlled investments	1,823	3,619	(561)
Total net change in unrealized appreciation (depreciation)	(12,921)	(29,356)	(19,784)
Net realized and unrealized gains (losses)	$(22,560)	$(39,105)	$(18,484)
Net increase (decrease) in net assets resulting from operations	$(10,275)	$(31,956)	$(7,547)
Net investment income per share (basic and diluted)(1)	$3.02	$3.22	$6.40
Earnings per share (basic and diluted)(1)	$(2.52)	$(14.41)	$(4.42)
Weighted average shares outstanding (basic and diluted)(1)	4,073,454	2,218,244	1,708,263
(1)

Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,285	$7,149	$10,937
Net realized gain (loss)	(9,639)	(9,749)	1,300
Net change in unrealized appreciation (depreciation) on investments	(12,921)	(29,356)	(19,784)
Net increase (decrease) in net assets resulting from operations	(10,275)	(31,956)	(7,547)

Distributions to stockholders:
Distributions(1)	(9,743)	(13,349)	(10,680)
Total distributions to stockholders	(9,743)	(13,349)	(10,680)

Capital transactions:
Purchases of common stock	-	-	(5,000)
Issuance of common stock, net	13,239	30,248	-
Common stock distributed	1,720	7,783	-
Net increase (decrease) in net assets resulting from capital transactions	14,959	38,031	(5,000)
Total increase (decrease) in net assets	(5,059)	(7,274)	(23,227)
Net assets at beginning of period	$79,615	$86,889	$110,116
Net assets at end of period	$74,556	$79,615	$86,889

Capital share activity(2)
Shares outstanding at the beginning of the period	3,838,242	1,677,114	1,775,400
Shares purchased	-	-	(98,286)
Issuance of common stock	566,239	1,793,658	-
Common stock distributed	79,797	367,470	-
Shares outstanding at the end of the period	4,484,278	3,838,242	1,677,114

(1)	Distributions were from distributable earnings for each of the periods presented.
(2)	Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(10,275)	$(31,956)	$(7,547)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(191,875)	(92,524)	(183,969)
Net change in short-term investments	(6)	10,735	(7,640)
Capitalized payment-in-kind interest	(6,677)	(6,074)	(5,141)
Proceeds from sales of investments	64,733	52,415	105,355
Proceeds from principal payments	70,262	59,578	57,350
Net realized (gain) loss on investments	9,639	10,977	(1,300)
Net change in unrealized (appreciation) depreciation on investments	12,921	29,356	19,784
Amortization of premium and accretion of discount, net	(3,958)	(4,999)	(5,982)
Net realized gain on repurchase of debt	-	(1,237)	-
Amortization of discount (premium) on long term debt	1,496	1,153	815
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	612	(73)	905
(Increase) decrease in dividends receivable	(1,540)	14	(5)
(Increase) decrease in due from portfolio company	701	(220)	(62)
(Increase) decrease in due from affiliates	(17)	15	(10)
(Increase) decrease in prepaid expenses and other assets	(60)	(151)	325
Increase (decrease) in due to affiliates	(4,074)	786	2,663
Increase (decrease) in interest payable	(299)	(26)	-
Increase (decrease) in accrued expenses and other liabilities	(72)	(381)	(15)
Net cash provided by (used for) operating activities	(58,489)	27,388	(24,474)
Cash flows from financing activities
Purchases of common stock	-	-	(5,000)
Purchase of debt	-	(4,067)	-
Issuance of Notes payable	55,229	-	42,696
Borrowings under credit facility	10,000	-	-
Repayments under credit facility	(10,000)	-	-
Repayment of notes payable	(30,293)	-	-
Proceeds from issuance of common stock	-	31,748	-
Payments of offering costs	(550)	(1,500)	-
Distributions paid	(9,934)	(4,993)	(12,783)
Net cash provided by (used for) financing activities	14,452	21,188	24,913
Net increase (decrease) in cash	(44,037)	48,576	439
Cash and cash equivalents and restricted cash, beginning of period	53,182	4,606	4,167
Cash and cash equivalents and restricted cash, end of period	$9,145	$53,182	$4,606

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$1,911	$1,338
Common stock distributed	1,720	7,783	-
Common stock issued in-kind	13,239	-	-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$27	$233	$171
Cash paid for interest	9,230	7,996	6,821

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$9,132	$52,582	$4,606
Restricted cash	$13	600	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$9,145	$53,182	$4,606

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(9)
Investments at Fair Value
ABB/Con-Cise Optical Group LLC 12301 NW 39th Street Coral Springs, FL 33065	Healthcare Supplies	1st Lien, Secured Loan	5	3M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,961	$2,818	$2,869
AgroFresh Inc. One Washington Square, 510-530 Walnut Street, Suite 1350, Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan	5	1M L + 6.25%, 7.25% Floor (7.25%)	03/31/2021	12/31/2024	3,446	3,452	3,382
Altus Midstream LP One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, TX 77056	Energy Midstream	Preferred Equity	5	n/a	11/24/2021	n/a	10,571	11,950	11,970	1.60%
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,602	2,663
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.125 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	02/16/2021	07/31/2022	4,410	4,410	3,622
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.25 Lien, Secured Loan	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	07/31/2022	1,298	1,298	649
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.5 Lien, Secured Loan	4, 5, 6, 8, 10, 11, 12	12.50%	05/24/2019	07/31/2022	10,754	10,754	3,866
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 8, 10, 11	9.00%	11/03/2016	10/01/2022	50,643	49,370	-

Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-	9.06%
California Pizza Kitchen, Inc. 12181 Bluff Creek Drive Playa Vista, CA 90094	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	100,000	8,817	4,650	2.50%
Cleaver-Brooks, Inc. 221 Law Street Thomasville, GA 31792	Industrial	1st Lien, Secured Bond		7.88%	05/05/2021	03/01/2023	5,000	4,975	4,888
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Energy Midstream	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	925,047	5,533	9,102	1.30%
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	5	1M L + 7.50%, 8.25% Floor (8.25%)	03/31/2021	04/30/2028	2,488	2,464	2,525
Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	5, 10	n/a	07/01/2021	n/a	250,000	5,275	5,446	0.05%
Finastra Group Holdings, Ltd. 285 Madison Avenue New York, NY 10017	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,957	1,994
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	5	3M L + 8.50%, 9.50% Floor (9.50%)	03/24/2021	03/30/2028	6,000	5,888	6,030
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	5	3M L + 8.00%, 9.50% Floor (9.50%)	07/29/2021	06/30/2027	6,121	6,160	6,137
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	07/27/2021	08/15/2025	3,250	3,153	3,510
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	Warrants	5, 10	n/a	10/18/2021	n/a	3,250	-	609	0.26%
The GEO Group, Inc. 4955 Technology Way Boca Raton, FL 33431	Consumer Services	Unsecured Bond	10	5.88%	03/09/2021	10/15/2024	3,000	2,492	2,640

Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.96% Floor (3.96%)	01/27/2020	11/17/2023	-	(73)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver - Unfunded	5	0.50%	01/27/2020	02/17/2022	8,026	-	-
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Secured Equipment Financing	5	18.21%	12/22/2021	05/22/2026	1,806	1,832	1,833
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	3, 5	11.00%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Secured Revolver	3, 5	Prime + 1.25% (4.50%)	09/20/2021	09/20/2026	1,933	1,933	1,933
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Secured Revolver - Unfunded	3, 5	0.25%	09/20/2021	09/20/2026	3,067	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	3, 5	n/a	09/20/2021	n/a	6,287	7,250	7,309	62.87%
Levy/Stormer 905 South Boulevard East Rochester Hills, MI 48307	Specialty Finance	Secured Loan	5	12.50%	05/13/2021	02/15/2022	3,500	3,498	3,500
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	5	3M L + 7.00%, 8.00% Floor (8.00%)	06/30/2021	06/30/2027	2,981	2,910	2,929
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Bond		11.50%	12/09/2020	02/28/2025	3,000	3,089	3,152
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan B	5	3M L + 7.5%, 8.50% Floor (8.50%)	11/16/2021	08/19/2026	2,743	2,764	2,766
Monitronics International, Inc. 1990 Wittington Place Dallas, TX 75234	Home Security	1st Lien, Secured Loan	5	3M L + 6.50%, 7.75 Floor (7.75%)	06/24/2021	03/29/2024	5,962	5,823	5,590
Natural Resource Partners LP 1201 Louisiana Street, Suite 3400 Houston, TX 77002	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,900	7,574

Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Bond	10	7.75%	10/30/2020	12/15/2025	3,000	2,615	3,030
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/24/2020	07/01/2024	4,375	-	(158)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	4, 5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,065	1,065	922
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	4, 5, 7	n/a	11/13/2020	n/a	5,231	12,378	1,802	5.23%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Receivable	5	Prime + 6.50% (9.75%)	11/22/2021	11/22/2022	2,000	2,000	2,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Subordinated Note	3, 5, 10	11.00%	06/15/2021	06/15/2023	6,000	6,000	6,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	100	7,466	11,843	80.00%
Quad/Graphics, Inc. N61 W23044 Harry's Way Sussex, WI 53089	Commercial Printing	Unsecured Bond		7.00%	03/31/2021	05/01/2022	2,000	1,987	2,025
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.84% Floor (4.66%)	01/29/2019	12/20/2022	-	(212)	-
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.50%	01/29/2019	12/20/2022	10,000	-	(130)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,965	12,000
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	5, 6	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	2,949	2,949	2,788

Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	5, 7	n/a	02/24/2021	n/a	311,697	-	872	2.81%
Sprout Holdings, LLC 90 Merrick Ave, East Meadow, NY 11554	Specialty Finance	Receivable	5	11.50%	06/23/2021	06/23/2022	2,000	2,000	2,000
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		8.50%	10/19/2021	10/15/2026	1,000	985	1,042
Summit Midstream Partners LP 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Preferred Equity	7	n/a	06/03/2021	n/a	1,500,000	1,067	1,103	1.05%
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Secured Bond	10	9.50%	05/13/2021	03/15/2024	4,000	3,998	4,085
Tensar Corporation 2500 Northwinds Parkway, Suite 500 Alpharetta, GA 30009	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,710	10,461
TRU (UK) Asia Limited Cannon Place, 78 Cannon Street, London, EC4N 6AF	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	576,954	19,344	4,046	1.63%
TRU (UK) Asia Limited Liquidating Trust Cannon Place, 78 Cannon Street, London, EC4N 6AF	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	221	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Secured Loan B	5, 6	13.90%	09/30/2021	09/29/2026	6,133	6,017	6,004
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Secured Loan C	5, 6	13.90%	09/30/2021	09/29/2026	1,549	1,505	1,516
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	5	n/a	09/30/2021	n/a	1,759	-	320	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	2nd Lien, Secured Loan	5	3M L + 8.25%, 9.25% Floor (9.25%)	06/08/2021	10/26/2025	3,874	3,780	3,836

Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	5	n/a	10/25/2021	03/15/2022	402	361	363
Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	5	n/a	10/25/2021	06/15/2022	402	348	350
Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	5	n/a	10/25/2021	09/15/2022	402	342	344
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	9.75%	05/05/2021	11/01/2023	6,000	5,602	5,730
Wynden Stark LLC 295 Madison Ave, 12th Floor New York, NY 10017	Specialty Finance	Receivable	5	11.00%	03/15/2021	03/15/2022	1,534	1,534	1,534
Wynden Stark LLC 295 Madison Ave, 12th Floor New York, NY 10017	Specialty Finance	Receivable - Unfunded	5	n/a	03/15/2021	03/15/2022	6,466	-	-
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
Ares Acquisition Corporation 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	02/02/2021	n/a	74,800	734	729	0.07%
Ares Acquisition Corporation 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	20,000	18	18	0.10%
Austerlitz Acquisition Corporation I 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	13	0.07%
Austerlitz Acquisition Corporation II 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/26/2021	n/a	12,500	12	12	0.04%
BigBear.ai 6811 Benjamin Franklin Drive, Suite 200 Columbia, Maryland 21046	IT Services	Warrants	7, 10	n/a	02/09/2021	n/a	8,333	6	7	0.07%

Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	7, 10	n/a	02/24/2021	n/a	5,000	13	11	0.01%
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/02/2021	n/a	6,250	7	6	0.02%
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W West Palm Beach, FL 33401	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	01/20/2021	n/a	24,790	241	242	0.11%
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	7, 10	n/a	01/20/2021	n/a	12,500	7	6	0.07%
Spartan Acquisition Corp. III 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	7, 10	n/a	02/09/2021	n/a	10,000	11	14	0.07%
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Common Equity	7, 10	n/a	03/05/2021	n/a	13,454	132	132	0.05%
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	10	0.16%
VPC Impact Acquisition Holdings III 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	7, 10	n/a	03/05/2021	n/a	10,000	7	11	0.16%
Miscellaneous	Special Purpose Acquisition Company	Equity	7, 10, 14	n/a	n/a	n/a	335,621	1,879	1,851
Total Investments in Special Purpose Acquisition Companies								3,086	3,062
Total Investments excluding Short-Term Investments (284.55% of Net Assets)								338,385	212,149
Short-Term Investments

United States Treasury	Short-Term Investments	Treasury Bill		0.00%	12/30/2021	02/01/2022	200,000	199,995	199,995
Total Short-Term Investments (268.25% of Net Assets)								199,995	199,995
TOTAL INVESTMENTS (552.8% of Net Assets)			13					$538,380	$412,144
Other Liabilities in Excess of Assets (452.8% of Net Assets)									$(337,588)
NET ASSETS									$74,556
(1)

The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act of 1933.

(2)

Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) or prime rate (“Prime”) which are reset periodically.  For each debt investment, the Company has provided the interest rate in effect as of period end.  A floor is the minimum rate that will be applied in calculating an interest rate.  A cap is the maximum rate that will be applied in calculating an interest rate.  The one month (“1M”) LIBOR as of period end was 0.10%.  The three month (“3M”) LIBOR as of period end was 0.21%. The six month (“6M”) LIBOR as of period end was 0.34%. The prime rate as of period end was 3.25%.

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

(5)	Investments classified as Level 3 whereby fair value was determined by the Company's Board.
(6)

Security pays, or has the option to pay, all of its interest in kind. As of December 31, 2021, each of the Avanti Communications Group, plc secured debt pay in-kind.  As of December 31, 2021, the Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind.  The rates above reflect the PIK interest rates.

(7)	Non-income producing security.
(8)	Investment was on non-accrual status as of period end.
(9)	Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.
(10)

Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act.  Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.  Of the Company’s total assets, 16.5% were non-qualifying assets as of period end.

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

(13)

As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $49,821; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $162,667; the net unrealized depreciation was $(112,846); the aggregate cost of securities for Federal income tax purposes was $524,990.

(14)	Represents previously undisclosed unrestricted securities, which the Company has held for less than one year.

As of December 31, 2021, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$149,794	200.91%
Equity/Other	62,355	83.64%
Short-Term Investments	199,995	268.25%
Total	$412,144	552.80%

As of December 31, 2021, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$393,848	528.26%
United Kingdom	14,177	19.02%
Canada	4,119	5.52%
Total	$412,144	552.80%

As of December 31, 2021, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	47,952	64.32%
Energy Midstream	31,815	42.67%
Chemicals	15,058	20.20%
Metals & Mining	13,711	18.39%
Internet Media	11,870	15.92%
Construction Materials Manufacturing	10,461	14.03%
Oil & Gas Exploration & Production	9,849	13.21%
Restaurants	8,310	11.15%
Wireless Telecommunications Services	8,137	10.91%
Industrial	7,551	10.13%
Transportation Equipment Manufacturing	6,030	8.09%
Home Security	5,590	7.50%
Casinos & Gaming	5,291	7.10%
Retail	4,267	5.72%
Hospitality	4,085	5.48%
Special Purpose Acquisition Company	3,044	4.08%
Oil & Gas Refining	3,030	4.06%
Apparel	2,929	3.93%
Healthcare Supplies	2,869	3.85%
Food & Staples	2,724	3.65%
Consumer Services	2,640	3.54%
Commercial Printing	2,025	2.72%
Software Services	1,994	2.67%
Communications Equipment	1,057	1.42%
Biotechnology	11	0.01%
IT Services	7	0.01%
Technology	(158)	-0.21%
Short-Term Investments	199,995	268.25%
Total	$412,144	552.80%
The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value
Investments at Fair Value
ABB/Con-Cise Optical Group LLC	Wholesale-Apparel, Piece Goods & Notions	1st Lien, Secured Loan	5	6M L + 5.00%, 6.00% Floor (6.00%)	12/01/2020	06/15/2023	$2,992	$2,758	$2,762
APTIM Corp.	Industrial	1st Lien, Secured Bond	11	0.0775	03/28/2019	06/15/2025	6,000	4,994	4,642
Avanti Communications Group PLC	Wireless Telecommunications Services	1.25 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	04/28/2020	05/24/2021	1,148	1,148	1,148
Avanti Communications Group PLC	Wireless Telecommunications Services	1.5 Lien, Secured Bond	4, 5, 6, 10, 11, 12	12.50%	05/24/2019	05/24/2021	9,512	9,512	9,512
Avanti Communications Group PLC	Wireless Telecommunications Services	2nd Lien, Secured Bond	4, 5, 6, 10, 11	0.09	11/03/2016	10/01/2022	46,375	44,280	18,610
Avanti Communications Group PLC	Wireless Telecommunications Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-
Best Western Luling	Hotel Operator	1st Lien, Secured Loan	5, 8, 9	1M L + 12.00%, 12.25% Floor (0.00%)	11/03/2016	12/18/2017	2,715	1,300	1,203
Blueknight Energy Partners L.P.	Oil & Gas	Series A Preferred Units		n/a	10/07/2020	n/a	173,993	1,039	1,185
Boardriders, Inc.	Apparel & Textile Products	1st Lien, Secured Loan	5	3M L + 6.50%, 7.50% Floor (7.50%)	03/28/2019	04/06/2024	8,810	8,697	5,154
California Pizza Kitchen, Inc.	Restaurants	1st Lien, Secured Loan	5, 6	3M L + 10.00%, 11.50% Floor (11.50%)	11/23/2020	11/23/2024	6,250	5,836	6,250
California Pizza Kitchen, Inc.	Restaurants	2nd Lien, Secured Loan	5, 6	3M L + 13.50%, 15.00% Floor (15.00%)	11/23/2020	05/23/2025	1,873	1,873	1,873
California Pizza Kitchen, Inc.	Restaurants	Common Equity	5, 7	n/a	11/23/2020	n/a	150,716	12,514	2,347
Crestwood Equity Partners LP	Oil & Gas	Class A Preferred Equity Units	10	n/a	06/19/2020	n/a	2,157,906	12,912	16,120
Davidzon Radio, Inc.	Radio Broadcasting	1st Lien, Secured Loan	5, 8, 9	1M L + 10.00%, 11.00% Floor (0.00%)	11/03/2016	03/31/2020	8,962	8,962	3,763
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver	5, 10	3M L+ 4.00%, 4.00% Floor (4.23%)	02/19/2020	02/09/2021	-	(15)	-
Endurance International Group Holdings Inc	Technology	1st Lien, Secured Revolver - Unfunded	5, 10	0.0038	02/19/2020	02/09/2021	4,000	-	(9)
Finastra Group Holdings, Ltd.	Software Services	2nd Lien, Secured Loan	10	6M L + 7.25%, 8.25% Floor (8.25%)	12/14/2017	06/13/2025	2,000	1,946	2,001

First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan		2M L + 7.50%, 8.50% Floor (8.50%)	07/23/2020	02/02/2024	2,962	2,800	2,948
Gateway Casinos & Entertainment Limited	Casinos & Gaming	2nd Lien, Secured Note	10	0.0825	11/17/2020	03/01/2024	3,000	2,688	2,820
Greenway Health, LLC	Technology	1st Lien, Revolver	5	3M L+ 3.75%, 3.75% Floor (4.17%)	01/27/2020	02/17/2022	-	(622)	-
Greenway Health, LLC	Technology	1st Lien, Revolver - Unfunded	5	0.005	01/27/2020	02/17/2022	8,026	-	(425)
Lenders' Funding, LLC	Specialty Finance	Receivable	5	0.15	10/16/2020	06/01/2021	2,679	2,679	2,679
Lenders' Funding, LLC	Specialty Finance	Receivable - Unfunded	5	n/a	10/16/2020	06/01/2021	321	-	-
Martin Midstream Partners LP	Oil & Gas	2nd Lien, Secured Note		0.115	12/09/2020	02/28/2025	110	106	105
Mitchell International, Inc.	Software Services	2nd Lien, Secured Loan		1M L + 7.25%, 7.25% Floor (7.40%)	08/02/2019	12/01/2025	3,000	2,824	2,895
Natural Resource Partners LP	Metals & Mining	Unsecured Notes		0.0913	06/12/2020	06/30/2025	4,367	3,840	3,996
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	1st Lien, Secured Loan	4, 5, 8, 10	1M L + 12.00%, 12.50% Floor (0.00%)	11/03/2016	06/01/2018	4,903	4,240	19
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	Common Equity	4, 5, 7, 10	n/a	11/03/2016	n/a	19	-	-
Par Petroleum, LLC	Oil & Gas	1st Lien, Secured Note	10	0.0775	10/30/2020	12/15/2025	3,000	2,544	2,880
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	1st Lien, Secured Loan B	3, 5, 8	1M L + 14.00%, (0.00%)	02/28/2017	02/27/2022	164	164	162
PE Facility Solutions, LLC	Building Cleaning and Maintenance Services	Common Equity	3, 5, 7	n/a	02/28/2017	n/a	1	-	-
PEAKS Trust 2009-1	Consumer Finance	1st Lien, Secured Note	5, 8, 10	1M L + 5.50%, 7.50% Floor (0.00%)	11/03/2016	01/27/2020	940	849	-
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver	5	3M L + 4.25%, 4.25% Floor (4.40%)	01/24/2020	07/01/2024	875	514	827
Perforce Software, Inc.	Technology	1st Lien, Secured Revolver - Unfunded	5	0.005	01/24/2020	07/01/2024	3,500	-	(191)
PFS Holdings Corp.	Food & Staples	1st Lien, Secured Loan	5	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,076	1,076	1,076
PFS Holdings Corp.	Food & Staples	Common Equity	5, 7	n/a	11/13/2020	n/a	5,222	12,378	7,618
Prestige Capital Finance, LLC	Specialty Finance	Common Equity	3, 5, 10	n/a	02/08/2019	n/a	-	7,466	10,081
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver	5	6M L + 4.50%, 4.50% Floor (4.81%)	01/29/2019	12/20/2022	6,947	6,525	6,906
Research Now Group, Inc.	Internet Media	1st Lien, Secured Revolver - Unfunded	5	0.005	01/29/2019	12/20/2022	3,053	-	(142)
Research Now Group, Inc.	Internet Media	2nd Lien, Secured Loan	5	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,959	11,972
Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver	5	3M L + 5.00%, 5.00% Floor (5.23%)	11/21/2019	11/02/2023	-	(1,370)	-

Subcom, LLC	Telecommunications Services	1st Lien, Secured Revolver - Unfunded	5	0.005	11/21/2019	11/02/2023	10,000	-	(160)
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan	5	11.00%	03/20/2018	01/26/2023	200	200	200
Tallage Davis, LLC	Real Estate Services	1st Lien, Secured Loan - Unfunded	5	n/a	03/20/2018	01/26/2023	8,910	-	-
Tensar Corporation	Construction Materials Manufacturing	2nd Lien, Secured Loan	5	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,656	9,676
TRU (UK) Asia Limited	Retail	Common Equity	5, 7, 10	n/a	07/21/2017	n/a	776,954	22,132	5,352
TRU (UK) Asia Limited Liquidating Trust	Retail	Common Equity	5, 7	n/a	07/21/2017	n/a	16,000	900	793
Viasat, Inc.	Specialty Finance	Receivable	5	n/a	10/23/2020	01/01/2021	3,000	3,000	3,000
Total Investments excluding Short-Term Investments (190.48% of Net Assets)								264,964	151,648
Short-Term Investments
United States Treasury	Short Term	Treasury Bill		0	03/30/2019	01/26/2021	75,000	74,997	74,998
Total Short-Term Investments (94.2% of Net Assets)								74,997	74,998
TOTAL INVESTMENTS(13) (284.68% of Net Assets)								$339,961	$226,646
Other Liabilities in Excess of Assets (184.68% of Net Assets)									$(147,031)
NET ASSETS									$79,615
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

(12)

Under the terms of the credit agreement, this investment has an exit fee which requires the borrower to pay, in connection with each prepayment or other repayment a fee equal to 2.50% of the amount being repaid..

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

As of December 31, 2020, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$108,152	135.84%
Equity/Other	43,496	54.63%
Short-Term Investments	74,998	94.20%
Total	$226,646	284.68%

As of December 31, 2020, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$187,184	235.11%
United Kingdom	36,642	46.02%
Canada	2,820	3.55%
Total	$226,646	284.68%

As of December 31, 2020, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Wireless Telecommunications Services	$29,270	36.76%
Oil & Gas	20,290	25.49%
Internet Media	18,736	23.53%
Specialty Finance	15,760	19.80%
Restaurants	10,470	13.15%
Construction Materials Manufacturing	9,676	12.15%
Food & Staples	8,694	10.92%
Retail	6,145	7.72%
Apparel & Textile Products	5,154	6.47%
Software Services	4,896	6.15%
Industrial	4,642	5.83%
Metals & Mining	3,996	5.02%
Radio Broadcasting	3,763	4.73%
Transportation Equipment Manufacturing	2,948	3.70%
Casinos & Gaming	2,820	3.54%
Wholesale-Apparel, Piece Goods & Notions	2,762	3.47%
Hotel Operator	1,203	1.51%
Technology	202	0.25%
Real Estate Services	200	0.25%
Building Cleaning and Maintenance Services	162	0.20%
Maritime Security Services	19	0.02%
Consumer Finance	-	-%
Telecommunications Services	(160)	(0.20)%
Short-Term Investments	74,998	94.20%
Total	$226,646	284.68%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1.  ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation.  The Company is structured as an externally managed, non-diversified closed-end management investment company.  The Company elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  The Company is managed by Great Elm Capital Management, Inc., a Delaware corporation (“GECM”), a subsidiary of Great Elm Group, Inc., a Delaware corporation.

The Company seeks to generate current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses.

The Company and Full Circle Capital Corporation, a Maryland corporation (“Full Circle”), entered into an Agreement and Plan of Merger, dated as of June 23, 2016 (the “Merger Agreement”). The Merger Agreement provided for the merger of Full Circle with and into the Company (the “Merger”).  The Company agreed to provide indemnity to Full Circle’s directors and officers under certain circumstances.  The Company has concluded that its indemnification obligation is remote as of the date of the accompanying financial statements.  The Merger was completed on November 3, 2016 and the Company began operations on November 4, 2016.  The Company accounted for the Merger as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  The consideration for the Merger consisted of 4,986,585 shares of common stock, par value $0.01 per share, of the Company (the “common stock”).

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K.  The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board ASC Topic 946, Financial Services – Investment Companies.

Amounts related to our unsecured notes were previously reported by issuance on the consolidated statements of assets and liabilities on the Form 10-K for the year ended December 31, 2020.  These have been reclassed to notes payable in the consolidated statements of assets and liabilities to conform to current period presentation.

Retroactive Adjustments for Reverse Stock Split.  The outstanding shares and per share amounts of the Company’s common stock in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for the reverse stock split effected on February 28, 2022 for all periods presented.  See Note 11 – Subsequent Events.

Basis of Consolidation.  Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.  The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries, TFC-SC Holdings, LLC and Great Elm Specialty Finance, LLC.  All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents.  Cash and cash equivalents typically consist of bank demand deposits.  Restricted cash generally consists of collateral for unfunded positions held by counterparties.

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

The Company has accrued $48, $17 and $209 of excise tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the Company, for federal income tax purposes, had capital loss carryforwards of $62,971 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2021 $42,978 are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2021, $16,815 are short-term and $47,183 are long term.

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

For the years ended December 31, 2021, 2020 and 2019, management fees amounted to $3,182, $2,511 and $2,953, respectively.  As of December 31, 2021 and 2020, $881 and $613 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company and its consolidated subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).  Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.  Accrued Unpaid Income as of December 31, 2021 was $10,172.  Accrued Unpaid Income includes capitalized PIK income of $803 on investments still held at December 31, 2021.  Accrued Unpaid Income as of December 31, 2020 was $29,989, which included capitalized PIK income of $17,680 on investments still held at December 31, 2020.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred Income Incentive Fees of $(4,323), $1,020 and $2,735, respectively.  As of December 31, 2021 and 2020, $4,854 and $9,176 of Income Incentive Fees, respectively remained payable and none was immediately payable after calculating the total return requirement.  These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above.  For the years ended December 31, 2021, 2020 and 2019, the Company did not have any Capital Gains Incentive Fees accrual.

The Company’s investment in Avanti Communications Group plc (“Avanti”) has generated significant non-cash income in the form of PIK interest. As of December 31, 2021, it was determined that the investment in the Avanti 2nd lien secured bonds (the “2L bonds”) was fair valued at zero and, along with the investment in the Avanti 1.5 lien secured loan (the “1.5L loan”) put on non-accrual, with any accrued but unpaid or capitalized interest income reversed as of period end.  As a result of this write down and non-accrual status, we have determined that the accrued incentive fees payable associated with the portion of PIK interest generated by the 2L bonds and 1.5L loan should not at this time be recognized as a liability and as such we have reversed $5,014 in accrued incentive fees related to those investments in the current period.

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

For the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses under the Administration Agreement of $673, $729 and $987, respectively.  As of December 31, 2021 and 2020, $131 and $151, remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021 and 2020.  The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments.  An increase in the discount rate or market yield would result in a decrease in the fair value.  Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations.  The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies.  Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$44,858	$104,936	$149,794
Equity/Other	12,164	1,103	49,088	62,355
Short Term Investments	199,995	-	-	199,995
Total investment assets	$212,159	$45,961	$154,024	$412,144

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$22,287	$85,865	$108,152
Equity/Other	17,305	-	26,191	43,496
Short Term Investments	74,998	-	-	74,998
Total investment assets	$92,303	$22,287	$112,056	$226,646

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2021
Debt	$85,865	$-	$118,965	$(13,067)	$(19,544)	$(70,373)	$3,090	$104,936
Equity/Other	26,191	-	24,476	(2,276)	4,907	(4,210)	-	49,088
Total investment assets	$112,056	$-	$143,441	$(15,343)	$(14,637)	$(74,583)	$3,090	$154,024

The following is a reconciliation of Level 3 assets for the year ended December 31, 2020:

Level 3	Beginning Balance as of January 1, 2020	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2020
Debt	$120,431	$(3,735)	$68,317	$(2,332)	$(18,844)	$(81,823)	$3,851	$85,865
Equity/Other	23,549	-	24,893	-	(21,428)	(823)	-	26,191
Total investment assets	$143,980	$(3,735)	$93,210	$(2,332)	$(40,272)	$(82,646)	$3,851	$112,056

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

(2)

The net change in unrealized appreciation/(depreciation) relating to Level 3 assets still held at December 31, 2021 totaled $(27,528) consisting of the following: $(31,826) related to debt investments and $4,298 related to equity/other.  The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2020 totaled $(45,879) consisting of the following: $(24,452) related to debt investments and $(21,427) related to equity/other.

There were no transfers into or out of Level 3 during the year ended December 31, 2021.

One investment with a fair value of $(11,801) was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2020. Two investments with an aggregate fair value of $8,066 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2020.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2021 and 2020, respectively.  These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument.  For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class.  Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$20,070	Market Approach	Earnings Multiple	1.00 - 5.25 (3.28)
		Income Approach	Discount Rate	17.50% - 32.50% (27.68%)
	83,321	Income Approach	Discount Rate	7.05% - 65.41% (13.16%)
	(288)	Income Approach	Implied Yield	4.02% - 6.87% (4.97%)
	1,833	Recent Transaction
Total Debt	$104,936

Equity/Other	$31,050	Market Approach	Earnings Multiple	0.16 - 14.50 (5.44)
		Income Approach	Discount Rate	14.00% - 32.50% (25.54%)
	5,238	Market Approach	Earnings Multiple	0.13 - 7.25 (2.01)
	12,579	Income Approach		11.51% - 13.39% (11.60%)
	221	Asset Recovery / Liquidation(4)
Total Equity/Other	$49,088

As of December 31, 2020
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$37,393	Market Approach	Earnings Multiple	0.35 - 4.50 (3.15)
		Income Approach	Discount Rate	16.25% - 30.00% (18.93%)
	6,906	Income Approach	Discount Rate	6.67%
		Quotes		98.81%
	41,447	Income Approach	Discount Rate	2.24% - 45.25% (14.75%)
	(100)	Income Approach	Implied Yield	2.63% - 6.66% (4.86%)
	219	Asset Recovery / Liquidation(4)
Total Debt	$85,865

Equity/Other	$12,428	Market Approach	Earnings Multiple	0.35 - 4.50 (2.33)
		Income Approach	Discount Rate	16.25% - 37.50% (34.33%)
	12,970	Market Approach	Earnings Multiple	0.15 - 17.75 (6.44)
	793	Asset Recovery / Liquidation(4)
Total Equity/Other	$26,191
(1)	The fair value of any one instrument may be determined using multiple valuation techniques or unobservable inputs.
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

5.  DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement).  The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024.  Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company.  As of December 31, 2021, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions.  The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements.  In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company.  Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

Unsecured Notes

On September 13, 2017, the Company issued $28,375 in aggregate principal amount of 6.50% notes due 2022 (the “GECCL Notes”).  On September 29, 2017, the Company issued an additional $4,256 of the GECCL Notes upon full exercise of the underwriters’ over-allotment option.  The Company redeemed all of the issued and outstanding GECCL Notes on July 23, 2021 at 100% of the principal amount plus accrued and unpaid interest thereon from April 30, 2021 through, but excluding, the redemption date, July 23, 2021.

On January 11, 2018, the Company offered $43,000 in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”).  On January 19, 2018 and February 9, 2018, the Company sold an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.

On June 18, 2019, the Company offered $42,500 in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”), which included $2,500 of the GECCN Notes sold in connection with the partial exercise of the underwriters’ over-allotment option.  On July 5, 2019, the Company sold an additional $2,500 of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.

On June 23, 2021, the Company issued $50,000 in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”).  On July 9, 2021, the Company issued an additional $7,500 of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

Year	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

As of December 31, 2021, the Company’s asset coverage ratio was approximately 151.1%.

As of December 31, 2021 and 2020, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2021, 2020 and 2019, the components of interest expense were as follows:

	For the years ended December 31,
	2021	2020	2019
Borrowing interest expense	$8,927	$7,973	$6,821
Amortization of acquisition premium	1,501	1,153	815
Total	$10,428	$9,126	$7,636
Weighted average interest rate(1)	7.59%	7.54%	7.40%
Average outstanding balance	$137,336	$121,012	$103,200
(1)	Annualized.

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

	December 31, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,701
Unsecured Debt - GECCN Notes	42,823	42,823	42,823
Unsecured Debt - GECCO Notes	57,500	57,500	58,742
Total	$145,933	$145,933	$147,266

	December 31, 2020
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCL Notes	$30,293	$30,293	$30,148
Unsecured Debt - GECCM Notes	45,610	45,610	43,877
Unsecured Debt - GECCN Notes	42,823	42,823	40,682
Total	$118,726	$118,726	$114,707

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time.  As of December 31, 2021, the Company had approximately $31,934 in unfunded loan commitments to provide debt financing to certain of its portfolio companies.  To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2021 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments.  The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments.  The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8.  TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Distributions paid from:
Ordinary income	$9,743	$13,084	$10,680
Net long term capital gains	-	265	-
Total taxable distributions	$9,743	$13,349	$10,680

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2021	2020	2019
Undistributed ordinary income, net	$4,797	$91	$5,828
Undistributed capital gains	-	-	265
Capital loss carryforwards	(62,971)	(54,887)	(45,137)
Total undistributed earnings	(58,174)	(54,796)	(39,044)
Unrealized earnings (losses), net	(112,846)	(96,323)	(67,281)
Total accumulated earnings (losses), net(1)	$(171,020)	$(151,119)	$(106,325)
(1)	Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2021	2020
Tax cost	$524,990	$322,969

Gross unrealized appreciation	49,821	28,019
Gross unrealized depreciation	(162,667)	(124,342)
Net unrealized appreciation (depreciation) on investments	$(112,846)	$(96,323)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts.  These reclassifications have no impact on the net asset value of the Company's and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of partnership income and defaulted bonds.

	As of December 31,
(in thousands)	2021	2020
Paid-in capital in excess of par	$(117)	$(512)
Accumulated undistributed net investment income	1,335	239
Accumulated net realized gain (loss)	(1,218)	273

At December 31, 2021, the Company, for federal income tax purposes, had capital loss carryforwards of $62,971 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax.  On December 22, 2010, the Modernization Act was signed by the President.  The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies.  Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss.  Of the capital loss carryforwards at December 31, 2021, $42,978are limited losses and available for use subject to annual limitation under Section 382.  Of the capital losses at December 31, 2021, $16,815 are short-term and $46,156 are long term.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year.  Based on its analysis of its tax position for all open tax years (fiscal years 2017 through 2020), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.  Such open tax years remain subject to examination and adjustment by tax authorities.

9.  FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$20.74	$51.81	$62.02	$74.51	$81.14
Net investment income	3.02	3.22	6.40	8.64	9.05
Net realized gains (losses)	(2.37)	(4.39)	0.76	1.36	1.87
Net change in unrealized appreciation (depreciation)	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)
Net increase (decrease) in net assets resulting from operations	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)
Issuance of common stock	0.81	(10.66)	-	-	-
Accretion from share buybacks	-	-	0.51	-	1.99
Distributions declared from net investment income(2)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)
Net decrease resulting from distributions to common stockholders	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)
Net asset value, end of period	$16.63	$20.74	$51.81	$62.02	$74.51
Per share market value, end of period	$18.48	$21.60	$46.68	$47.10	$59.04

Shares outstanding, end of period(1)	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400
Total return based on net asset value(3)	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%
Total return based on market value(3)	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%

Ratio/Supplemental Data:
Net assets, end of period	$74,556	$79,615	$86,889	$110,116	$132,287
Ratio of total expenses to average net assets before waiver(4)	14.69%	25.84%	16.46%	9.96%	7.87%
Ratio of total expenses to average net assets after waiver(4)	14.69%	25.84%	16.46%	9.96%	8.00%
Ratio of incentive fees to average net assets(4)	(4.91)%	1.68%	2.80%	0.13%	2.89%
Ratio of net investment income to average net assets(4)	14.02%	11.77%	11.18%	12.30%	11.56%
Portfolio turnover	66%	64%	81%	67%	116%
(1)

The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2.  Per share data and shares outstanding have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retrospective basis, as described in Note 2.

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

(4)

Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented.  For the years ending December 31, 2021, 2020, 2019, 2018 and 2017 average net assets were $87,975, $60,884, $97,791, $124,668, and $151,986, respectively.

10.  AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments.  The aggregate fair value of non-controlled, affiliated investments at December 31, 2021 represented 15% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation.  The aggregate fair value of controlled investments at December 31, 2021 represented 50% of the Company's net assets.

Fair value as of December 31, 2021 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2021
Issue(1)	Fair value at December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2021	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$-	$4,410	$-	$-	$(788)	$3,622	$461	282	-
1.25 Lien, Secured Loan	1,148	150	-	-	(649)	649	154	-	-
1.5 Lien, Secured Loan	9,512	1,242	-	-	(6,888)	3,866	1,036	-	-
2nd Lien, Secured Bond	18,610	5,090	-	-	(23,700)	-	4,045	-	-
Common Equity (9% of class)	-	-	-	-	-	-	-	-	-
	29,270	10,892	-	-	(32,025)	8,137	5,696	282	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	19	-	(78)	(4,162)	4,221	-	-	-	-
	19	-	(78)	(4,162)	4,221	-	-	-	-

PFS Holdings Corp.(5)
1st Lien, Secured Loan	1,076	-	(11)	-	(143)	922	$88	-	-
Common Equity (5% of class)	7,618	-	-	-	(5,816)	1,802	$-	-	-
	8,694	-	(11)	-	(5,959)	2,724	88	-	-
Totals	$37,983	$10,892	$(89)	$(4,162)	$(33,763)	$10,861	$5,784	$282	$-

Controlled Investments
Lenders' Funding, LLC
Subordinated Note	$-	$10,000	$-	$-	$-	$10,000	$311	25	-
Revolver	-	5,405	(3,472)	-	-	1,933	$47	-	-
Equity (63% of class)	-	7,250	-	-	59	7,309	$-	-	660
	-	22,655	(3,472)	-	59	19,242	358	25	660

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	162	-	(164)	-	2	-	$-	-	-
Equity (87% of class)	-	-	(293)	293	-	-	$-	-	-
	162	-	(457)	293	2	-	-	-	-

Prestige Capital Finance, LLC
Note	-	6,000	-	-	-	6,000	$288	-	-
Equity (80% of class)	10,081	-	-	-	1,762	11,843	$-	-	1,974
	10,081	6,000	-	-	1,762	17,843	288	-	1,974

Totals	$10,243	$28,655	$(3,929)	$293	$1,823	$37,085	$646	$25	$2,634

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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
(5)

PFS Holdings Corp. (“PFS”) was determined to be an affiliate in fiscal year 2021 and has been included in the above table with the opening balance of the position held as of December 31, 2020.  It was not previously considered an affiliate as of December 31, 2020 and is not included in the prior year table.

Fair value as of December 31, 2020 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2020
Issue(1)	Fair value at December 31, 2019	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2020	Interest Income(4)	Fee Income(4)	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.25 Lien, Secured Loan	$-	$1,148	$-	$-	$-	$1,148	$94	$75	$-
1.5 Lien, Secured Loan	8,413	1,099	-	-	-	9,512	1,126	-	-
2nd Lien, Secured Bond	29,812	4,889	-	-	(16,091)	18,610	4,979	-	-
Equity (9% of class)	2,353	-	-	-	(2,353)	-	-	-	-
	40,578	7,136	-	-	(18,444)	29,270	6,199	75	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	30	-	-	-	(11)	19	-	-	-
Equity (19% of class)	-	-	-	-	-	-	-	-	-
	30	-	-	-	(11)	19	-	-	-

Totals	$40,608	$7,136	$-	$-	$(18,455)	$29,289	$6,199	$75	$-

Controlled Investments
The Finance Company
1st Lien, Secured Revolver	$806	$591	$1,397	$-	$-	$-	$43	$12	$-
1st Lien, Secured Revolver - Unfunded	-	-	-	-	-	-	-	-	-
1st Lien, Secured Term Loan B	244	-	109	(1,382)	1,247	-	63	-	-
Equity (72% of class)	-	-	-	-	-	-	-	-	-
	1,050	591	1,506	(1,382)	1,247	-	106	12	-

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	819	-	674	-	17	162	-	-	-
Equity (87% of class)	-	-	-	-	-	-	-	-	-
	819	-	674	-	17	162	-	-	-

Prestige Capital Finance, LLC
Receivable	-	5,094	5,094	-	-	-	54	-	-
Receivable	-	4,270	4,270	-	-	-	66	-	-
Receivable	-	3,063	3,063	-	-	-	23	-	-
Equity (80% of class)	7,726	-	-	-	2,355	10,081	-	-	2,240
	7,726	12,427	12,427	-	2,355	10,081	143	-	2,240

Totals	$9,595	$13,018	$14,607	$(1,382)	$3,619	$10,243	$249	$12	$2,240

(1)	Non-unitized equity investments are disclosed with percentage ownership in lieu of quantity.
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

On January 27, 2022, the Company announced that the Board has approved a 6-for-1 reverse stock split of the Company’s outstanding common stock.  As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock were converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares as a result of the reverse stock split were redeemed for cash at the closing market price on the business day immediately prior to the effective date of the reverse stock split. The reverse stock split was effective for trading purposes on February 28, 2022.

The Board set distributions for the quarter ending March 31, 2022 at a rate of $0.60 per share, and for the quarter ending June 30, 2022 at a rate of $0.45 per share, in each case giving effect to the reverse stock split on February 28, 2022.  The full amount of each distribution will be from distributable earnings.  The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board.  The March and June distributions will be paid in cash.

On February 3, 2022, the Company purchased a majority ownership interest in Sterling Commercial Credit, LLC (“SCC”), a provider of asset-based loans to middle market companies throughout the U.S.  The aggregate purchase prices was approximately $7,474, which consisted of $4,874 in cash and 117,117 shares of the Company’s common stock issued at net asset value for aggregate consideration of $2,600.  In connection with the acquisition, the Company is also providing subordinated debt to SCC.

On February 18, 2022, the Company entered into a joint venture with Utica LeaseCo. LLC (“Utica”) for the purpose of co-investing in proprietary equipment financings originated by Utica.  Utica has been providing customized equipment loan and lease options for businesses of all sizes throughout the continental U.S. since 2005.  The Utica transaction remains subject to the approval of Utica’s senior lenders.