Form 10-K/A
period 2021-12-31
Great Elm Capital Corp.
filed 2022-04-19
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Great Elm Capital Corp. (the “Company” or “GECC”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2022. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10‑K/A”) solely for the purposes of including (1) the fee table information required by instruction 4(h)(2) to item 24 of Form N-2 within Item 5; (2) a revised report of independent registered public accounting firm to add descriptive language about a critical audit matter identified within Item 8; and (3) the Part III information that was to be incorporated by reference from its definitive proxy statement for the 2022 annual meeting of stockholders (the “Proxy Statement”) because the Proxy Statement will not be filed with the SEC before 120 days after the end of the fiscal year covered by the Form 10-K.  There have been no changes to the financial statements.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K and the Company's other filings with the SEC.

i

ii

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

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear, directly or indirectly.  We caution you that some of the percentages indicated in the table below are estimates and may vary.  The following table should not be considered a representation of our future expenses.  Actual expenses may be greater or less than shown.  Except where the context suggests otherwise, whenever this Form 10-K/A contains a reference to fees or expenses, paid by “us” or that “we” we will pay fees or expenses our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15	(3)
Total stockholder transaction expenses
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.08%	(4)
Incentive fee	(2.45)%	(5)
Interest payments on borrowed funds	8.48%	(6)
Other expenses	2.51%
Total annual expenses	11.62%
(1)

In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will disclose the applicable sales load (underwriting discount or commission). Purchases of shares of our common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of our common stock.

(2)

The applicable prospectus or prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)

The expenses of the dividend reinvestment plan are included in ‘‘other expenses’’ in the table above. We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions (net of any applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the common stock held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of $15 plus a per share brokerage commission from the proceeds.

(4)

We are externally managed by GECM and our base management fee is calculated at an annual rate of 1.50% based on the average value of our total assets (other than cash or cash equivalents, but including assets purchased with borrowed funds or other forms of leverage).  Consequently, if we have borrowings outstanding, the base management fee as a percentage of net assets attributable to common shares would be higher than if we did not utilize leverage.

(5)	See ‘‘Item 1. Business — Management and Incentive Fees.”
(6)

Assumes borrowings representing approximately 119% of our average net assets at an average annual interest rate of 6.33%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and GECM’s assessment of market and other factors at the time of any proposed borrowing.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above, except for the Incentive Fee based on income. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains) (none of which is subject to the capital gains incentive fee)	$161	$387	$574	$912
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)	$170	$407	$598	$932

This example should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. The amounts included in the table above for ‘‘Other expenses’’ represent our estimates for the fiscal year ending December 31, 2022.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Management Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. Under the Investment Management Agreement, no incentive fee would be payable if we have a 5% annual return. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at NAV. Under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from NAV.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Our Board is divided into three classes and directors are elected for staggered terms, with a term of office of one of the three classes of directors expiring at each annual stockholders’ meeting. Each director will hold office for the term ending at the third Annual Stockholders’ Meeting following his election and until his successor is duly elected and qualified. Our directors consist of two groups—interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the Investment Company Act.  Our Board and committee membership is as follows:

Director	Class	Term Expires	Audit Committee	Nominating & Corporate Governance Committee	Compensation Committee
Mark Kuperschmid	I	2023	✓	Chair	✓
Richard Cohen	I	2023	Chair	✓	✓
Matthew Drapkin*	II	2024
Erik A. Falk*	II	2024
Chad Perry	III	2022	✓	✓	Chair

* Interested Director.

Biographical Information

Name, Address and Age(1)	Position(s) Held with GECC	Term of Office (Length of Time Served)	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Director/ Nominee	Other Directorships Held by Director During Past 5 Years
Mark Kuperschmid (59)	Director	Until 2023 (since inception)	Managing Member – Benmark Investments LLC	N/A	None
Richard M. Cohen (71)	Director	Until 2023 (since 2022)	President – Richard M. Cohen Consultants	N/A	Smart For Life Direct Digital Holdings Ondas Network
Matthew A. Drapkin (49)(2)	Chairman of the Board of Directors	Until 2024 (since 2022)	Chief Executive Officer – Northern Right Capital Management L.P. (“Northern Right”)	4(3)	Northern Right GEG PRGX Intevac
Erik A. Falk (52)(4)	Director	Until 2024 (since 2021)	Head of Strategy – Magnetar Capital	N/A	None
Chad Perry (50)	Director	Until 2022 (since 2022)	Executive Vice President and General Counsel – Tanger Factory Outlet Centers, Inc.	N/A	DWS Fund Complex

(1)	The address for the directors is c/o Great Elm Capital Corp., 800 South Street, Suite 230. Waltham. Massachusetts 02453.
(2)	Mr. Drapkin is an interested person of the Company due to his and Northern Right’s ownership of GEG’s common stock and GEG PIK Notes.
(3)

Mr. Drapkin is also the managing member of the general partner of BC Advisors, LLC (“BCA”), the General Partner of Northern Right. Northern Right is the general partner of Northern Right (QP), L.P. (“Northern Right QP”) and NRC Partners I, LP (“NRC”). Therefore, Northern Right has control of both entities. Northern Right also has investment management agreements with two separately managed accounts giving Northern Right the power to vote, acquire or dispose of securities.

(4)	Mr. Falk is an interested person of the Company due to his ownership of PIK notes issued by GEG.

Mark Kuperschmid is our Lead Independent Director. Mr. Kuperschmid has served as managing member of Benmark Investments LLC since May 2006 and has been a private investor/advisor across a variety of industries, and has served in operating roles or provided strategic consulting services with respect to several investments. He previously served as Co-Head of Technology Investment Banking for Banc of America Securities and ran Trammell Crow Company’s Northern California commercial real estate operation. He began his career as a financial analyst with Morgan Stanley in New York. Mr. Kuperschmid holds a B.S./B.A. with honors from the University of Pennsylvania (Wharton) and an M.B.A. from Stanford University.  We believe Mr. Kuperschmid’s involvement with GECC and his experience advising and consulting in various industries qualifies him to serve on our Board of Directors.

Richard Cohen has been the President of Richard M. Cohen Consultants since 1996, a company providing financial consulting services to both public and private companies. He has served as a Director of Ondas Holdings (NASDAQ: ONDS) since 2018, Direct Digital (NASDAQ: DRCT) since November 2021 and Smart For Life, Inc. (NASDAQ: SMFL) since February 2022. From March 2012 to July 2015, he was the Founder and Managing Partner of Chord Advisors, a firm providing outsourced CFO services to both public and private companies. From May 2012 to August 2013, he was the Interim CEO and member of the Board of Directors of CorMedix Inc. (NYSE: CRMD). From July 2008 to August 2012, Mr. Cohen was a member of the Audit Committee of Rodman and Renshaw, an investment banking firm. From July 2001 to August 2012, he was a partner with Novation Capital until its sale to a private equity firm. Mr. Cohen holds a B.S. with honors from the University of Pennsylvania (Wharton), an M.B.A. from Stanford University and a CPA from New York State (inactive).  We believe Mr. Cohen’s accounting background and his service as a director for other companies qualifies him to serve on our Board of Directors.

Matthew A. Drapkin is the Chief Executive Officer & Portfolio Manager of Northern Right Capital, an alternative asset manager focused on small and mid cap public companies. Mr. Drapkin currently serves as Executive Chairman of Boardroom Alpha, Inc., an analytics company. Mr. Drapkin previously served on the board of directors of Intevac, a publicly-traded provider of equipment solutions to the hard- disk drive industry and high-sensitivity imaging products, primarily for the defense market, as Chairman of the Board of Ruby Tuesday, a restaurant operator, Lead Independent Director of Hot Topic, a specialty retailer, and a director of Xura (formerly known as Comverse), a provider of telecommunications businesses solutions, Glu Mobile, a mobile gaming company, Plato Learning, a provider of curriculum management, and Alloy, a diversified media company. Before joining Northern Right in December 2009, Mr. Drapkin had extensive investment experience, including his work as Head of Research, Special Situations, and Private Equity at ENSO Capital, a New York-based hedge fund, and Senior VP of Corporate Development at MacAndrews & Forbes, where he participated in more than $3 billion of transactions, including Scientific Games, Deluxe Entertainment Services, AM General, and Scantron. Prior to MacAndrews & Forbes, Mr. Drapkin served as General Manager of two of Condé Nast publications’ wholly-owned Internet sites, Epicurious.com and Concierge.com, and headed Conde Nast’s Internet venture investment effort. Mr. Drapkin began his career as an investment banker at Goldman, Sachs and Co. where he advised companies on corporate finance and M&A matters. He holds a J.D. from Columbia Law School, an M.B.A. from Columbia Business School, and a B.A. in American History from Princeton University.  Mr. Drapkin is an “interested person” of GECC as defined in the Investment Company Act due to his and Northern Right’s ownership of the common stock of GEG and the GEG PIK Notes.  We believe Mr. Drapkin’s experience with Northern Right and service as a director of other companies qualifies him to serve on our Board of Directors.

Erik A. Falk currently serves as Head of Strategy at Magnetar Capital, an alternative asset manager with about $13 billion in AUM as of January 2021. His primary focus is developing and implementing strategic initiatives within the firm’s Alternative Credit and Fixed Income business. Before joining Magnetar Capital in early 2017, Mr. Falk oversaw certain funds at Kohlberg Kravis Roberts & Co. (“KKR”) as Global Head of Private Credit, and served on the firm’s Private Credit Investment Committee, its Leveraged Credit Investment Committee and its Portfolio Management Committee for the credit business. Mr. Falk has served on the boards of the Loan Syndications and Trading Association (LSTA), Corporate Capital Trust and Corporate Capital Trust II − Business development companies sub-advised by KKR – and various companies on behalf of Deutsche Bank. Mr. Falk is an “interested person” of GECC as defined in the Investment Company Act due to his ownership of GEG PIK Notes. Mr. Falk holds a B.S. and an M.S. from Stanford University.  We believe Mr. Falk’s asset management and credit market insights and experience qualify him to serve on our Board of Directors.

Chad Perry joined Tanger Factory Outlet Centers, Inc. in December 2011 as Executive Vice President - General Counsel and was named Secretary in May 2012. His responsibilities include corporate governance, compliance, management of the in-house legal department and other legal matters, as well as Human Resources, Business Development and Real Estate Development. He was Executive Vice President and Deputy General Counsel of LPL Financial Corporation from May 2006 to December 2011. Previously, he was Senior Corporate Counsel of EMC Corporation. Chad began his legal career with international law firm Ropes & Gray LLP. Mr. Perry is a graduate of Princeton University, and earned a J.D. from Columbia University, where he was a Harlan Fiske Stone Scholar. He is a member of both the Massachusetts and California bar associations.  We believe Mr. Perry’s executive and legal experience and service as a director at a fund company qualifies him to serve on our Board of Directors.

Executive Officers

Name, Address and Age(1)	Position(s) Held with GECC	Term of Office (Length of Time Served)	Principal Occupation(s) During Past 5 Years
Matt Kaplan (35)	Chief Executive Officer and President	Since March 2022	Chief Executive Officer and President – GECC Portfolio Manager – GECM Managing Director – ICAM Analyst – Citadel LLC
Keri A. Davis (38)	Chief Financial Officer and Treasurer	Since March 2019	SEC Reporting Manager – GECM Senior Manager – PricewaterhouseCoopers LLP (“PwC”)
Adam M. Kleinman (47)	Chief Compliance Officer and Secretary	Since October 2017	Chief Operating Officer, Chief Compliance Officer and General Counsel – GECM President and Chief Operating Officer – GEG Partner, Chief Operating Officer and General Counsel – MAST Capital

(1)The address for each of our executive officers is c/o Great Elm Capital Corp., 800 South Street, Suite 230, Waltham, Massachusetts 02453.

Matt Kaplan has been our Chief Executive Officer and President since March 2022. Mr. Kaplan has served as a Portfolio Manager for GECM, since October 2020, as well as a Managing Director of ICAM focused on investment opportunities across the capital structure. Mr. Kaplan joined ICAM in 2020 after spending four years at Citadel LLC from 2015 to 2019 investing in special situations and event-driven credit and equities. Mr. Kaplan previously worked in Research with Imperial Capital US from 2007 to 2014 and moved to Imperial Capital UK from 2014 to 2015. Mr. Kaplan earned a B.S. in Managerial Economics from the University of California, Davis and holds the Chartered Financial Analyst designation from the CFA Institute.

Keri A. Davis has been our Chief Financial Officer and Treasurer since March 2019. Prior to serving in these positions, Ms. Davis served as SEC Reporting Manager of GECM since June 2018. Prior to joining GECC, Ms. Davis served as a senior manager in the audit practice at PwC, a multinational professional services firm focusing on audit and assurance, tax and consulting services. She was employed in various capacities in the audit practice at PwC from 2005 to 2017. Ms. Davis holds a B.B.A in Accounting from the University of Massachusetts Amherst.

Adam M. Kleinman has been our Chief Compliance Officer and Secretary since September 2017. Mr. Kleinman has served as GEG’s President and Chief Operating Officer since March 2018, and as GECM’s Chief Operating Officer, Chief Compliance Officer and General Counsel since November 2016. Mr. Kleinman was a Partner, Chief Operating Officer and General Counsel of MAST Capital from March 2009 to September 2017. Prior to joining MAST Capital, Mr. Kleinman was an associate in the Banking and Leverage Finance group at Bingham McCutchen LLP, where he represented financial institutions, hedge funds and corporate borrowers in a broad range of commercial finance transactions. He holds a J.D. from the University of Virginia School of Law and a B.A. in History from Haverford College.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics which applies to, among others, our executive officers, including our Chief Executive Officer and our Chief Financial Officer. Our code of conduct can be accessed via our website at www.greatelmcc.com. We intend to disclose any amendments to or waivers of required provisions of the code by filing reports on Form 8-K.

Director Independence

The Nasdaq Rules require listed companies to have a board of directors with at least a majority of “Independent Directors” (as such term is defined in the Nasdaq Rules). Under the Nasdaq Rules, in order for a director to be deemed independent, the board of directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.

In accordance with the Nasdaq Rules, our Board of Directors annually determines each director’s independence. We do not consider a director independent unless our Board of Directors determines that he or she has no material relationship with us or our external investment manager, GECM. We monitor the relationships of our directors and officers through a questionnaire that each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes. In order to evaluate the materiality of any such relationship, our Board of Directors uses the definition in Nasdaq Rule 5605(a)(2), which provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the BDC, as defined in Section 2(a)(19) of the Investment Company Act. Our Board of Directors determined that each of the directors is independent and has no relationship with us, except as a director and stockholder, with the exception of Mr. Drapkin and Mr. Falk.

Any member of our Board of Directors who has previously been determined to be independent must inform the Chairman of our Board of Directors, the Chairman of the Nominating and Corporate Governance Committee and our Corporate Secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Board Composition and Leadership Structure

The Investment Company Act requires that at least a majority of the members of our Board of Directors be independent directors. Currently, three of our five directors are independent directors. Our Board of Directors designated Mark Kuperschmid as our Lead Independent Director. As Lead Independent Director, Mr. Kuperschmid is responsible for coordinating the activities of the other independent directors and for such other duties as are assigned, from time to time, by our Board of Directors. Our Board of Directors determined that its leadership structure is appropriate in light of the services that GECM and its affiliates provide to us and the potential conflicts of interest that could arise from these relationships.

Risk Oversight

As is the case with virtually all investment companies, including externally managed BDCs such as GECC (as distinguished from operating companies), service providers to GECC, primarily GECM (located at 800 South Street, Suite 230, Waltham, MA 02453), have responsibility for the day-to-day management of GECC, which includes responsibility for risk management (including management of investment performance and investment risk, valuation risk, issuer and counterparty credit risk, compliance risk and operational risk).

Our Audit Committee (which consists only of Independent Directors) meets regularly, and between meetings the Audit Committee Chair maintains contact with our independent registered public accounting firm and our Chief Financial Officer. In addition, our Audit Committee from time to time meets with the independent valuation services that evaluate certain of our securities holdings for which there are not readily available market values. Our Board of Directors also receives periodic presentations from senior personnel of GECM regarding risk management generally, as well as periodic presentations regarding specific operational, compliance or investment areas such as business continuity, personal trading, valuation, credit and investment research. In addition, our Board of Directors, GECM and our other service providers adopted a variety of policies, procedures and controls designed to address particular risks to us. However, it is not possible to eliminate all of the risks. Our Board of Directors also receives reports from our legal counsel or lawyers of GECM regarding regulatory compliance and governance matters. The Board of Directors’ oversight role does not make our Board of Directors a guarantor of our investments or activities or the activities of any of our service providers.

Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Directors annually reviews a written report from our Chief Compliance Officer discussing the adequacy and effectiveness of our and our service providers’ respective compliance policies and procedures.

Our Board of Directors believes its role in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a BDC. As a BDC, we are required to comply with regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness and we generally have to invest at least 70% of our gross assets in “qualifying assets.”

Committees of the Board of Directors

As of December 31, 2021, GECC maintains an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee.

Audit Committee.  The Audit Committee is a standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act that operates pursuant to an Audit Committee Charter approved by our Board of Directors. The Audit Committee Charter sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm (the “auditors”) to audit our annual financial statements; reviewing and discussing with management and the auditors our annual audited financial statements, including disclosures made in management’s discussion and analysis, and recommending to our Board of Directors whether the audited financial statements should be included in our annual report on Form 10-K; reviewing and discussing with management and the auditors our quarterly financial statements prior to the filing of our quarterly reports on Form 10-Q; pre-approving our auditors’ engagement to render audit and/or permissible non-audit services: evaluating the qualifications, performance and independence of the auditors; reviewing preliminary valuations of the investment adviser and independent valuation firms and recommending valuations to our Board of Directors; and recommending compensation of our Chief Financial Officer to our Board of Directors for determination. Our Audit Committee is currently composed of three persons: Mr. Cohen, Mr. Kuperschmid and Mr. Perry, all of whom are considered independent directors under Nasdaq Rule 5605(a)(2). Mr. Cohen currently serves as Chair of the Audit Committee. Our Board of Directors determined that Mr. Cohen qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K under the Exchange Act.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting qualified nominees to be elected to our Board of Directors by stockholders; identifying, selecting or recommending qualified nominees to fill any vacancies on our Board of Directors or a committee hereof; developing and recommending to our Board of Directors a set of corporate governance principles applicable to the Company; overseeing the evaluation of our Board of Directors and management; and undertaking such other duties and responsibilities as may from time to time be delegated by our Board of Directors to the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of three persons: Mr. Kuperschmid, Mr. Cohen and Mr. Perry, all of whom are considered independent directors under Nasdaq Rule 5605(a)(2). Mr. Kuperschmid currently serves as the Chair of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee considers stockholder recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with our Bylaws, the Nominating and Corporate Governance Committee Charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to Corporate Secretary, Great Elm Capital Corp., 800 South Street, Suite 230, Waltham, MA 02453. To have a candidate considered by our Nominating and Corporate Governance Committee, a stockholder must submit the recommendation in writing and must include the information required by, and follow the procedures specified in, our Bylaws.

Criteria considered by the Nominating and Corporate Governance Committee in evaluating the qualifications of individuals for election as members of our Board of Directors include, to the extent required, compliance with the independence and other applicable requirements of the federal securities laws, the Nasdaq Rules, and any other applicable laws, rules, or regulations; the ability to contribute to the effective management of GECC, taking into account the ability to critically review, evaluate, question and discuss information provided to them, and to interact effectively with our management, service providers and counsel, in order to exercise effective business judgment in the performance of their duties; educational background, business, professional training or practice (e.g., finance, accounting or law), public service or academic positions, experience from service as a board member (including our Board of Directors) or as an executive of investment funds, public companies or significant private or not-for-profit entities or other organizations, and/or other life experiences; and personal and professional integrity, character, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate. Our Board of Directors also believes it is appropriate for members of our management to serve as a member of our Board of Directors. In addition, although our Nominating and Corporate Governance Committee does not have a formal policy with regard to consideration of diversity in identifying director candidates, our Nominating and Corporate Governance Committee may consider whether a potential candidate’s professional experience, education, skills and other individual qualities and attributes, including gender, race or national origin, would provide beneficial diversity of skills, experience or perspective to our Board of Directors’ membership and collective attributes. Such considerations will vary based on our Board of Directors’ existing membership and other factors, such as the strength of a potential nominee’s overall qualifications relative to diversity considerations.

Compensation Committee. The Compensation Committee is responsible for determining, or recommending to our Board of Directors for determining, the compensation of our Chief Executive Officer and all other executive officers, paid directly by us, if any. Additionally, the Compensation Committee assists our Board of Directors with all matters related to compensation, as directed by our Board of Directors. The Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee. The current members of the Compensation Committee are Mr. Perry, Mr. Kuperschmid and Mr. Cohen, all of whom are considered independent directors wider Nasdaq Rule 5605(a)(2). Mr. Perry currently serves as the Chair of the Compensation Committee. None of our executive officers is directly compensated by us and, as a result, the Compensation Committee does not produce and/or review and report on executive compensation practices. Our executive officers do not have a role in determining or recommending director compensation.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers, and any persons holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to the SEC and to us. Based solely on a review of copies of such reports and written representations made to us, we believe that during the fiscal year ended December 31, 2021, all such required filings were made in a timely manner, with the exception of eight Form 4s filed on behalf of each of John Edward Stuart, Michael C. Speller, Mark Kuperschmid, Randall Revell Horsey, GEG, Peter Reed, Adam Kleinman and Keri Davis on January 26, 2021. Each of these late Form 4 filings reported shares of common stock acquired in connection with a stock dividend distribution on January 21, 2021.

Item 11.  Executive Compensation.

Compensation of Directors

The following table shows information regarding the compensation received by our directors for the fiscal year ended December 31, 2021. No compensation is paid to executive officers or to Mr. Reed in his former role as a director.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Independent Directors
Mark Kuperschmid	$65,000	$—	$65,000
Randall Revell Horsey(2)	$65,000	$—	$65,000
Michael C. Speller(3)	$65,000	$—	$65,000

Interested Directors
Peter A. Reed(4)	$—	$—	$—
John E. Stuart(5)	$—	$—	$—
Erik A. Falk	$35,750	$—	$35,750

(1)	In fiscal year 2021, we did not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.
(2)	Mr. Horsey resigned from the Board in March 2022.
(3)	Mr. Speller resigned from the Board in March 2022.
(4)	Mr. Reed resigned from the Board in Mach 2022.
(5)	Mr. Stuart resigned from the Board in March 2021.

No compensation is paid by us to Mr. Drapkin in his role as director. Mr. Falk received $35,750 in compensation in 2021 and received $7,875 in compensation for his role as director from January 1, 2022 through March 4, 2022. No compensation will be paid by us to Mr. Falk in his role as director after March 4, 2022. Our other directors receive an annual fee of $45,000. They also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting. In addition, the chairman of each of our board’s standing committees receives an annual fee of $10,000 for his additional services in these capacities. Each member of these committees receives a $5,000 annual fee for serving on these committees. In addition, we purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

Compensation of Executive Officers

We do not provide direct compensation to our officers. Ms. Davis and Mr. Kleinman are paid by GECM, subject to reimbursement by us for our allocable portion of such compensation under the Administration Agreement. Mr. Kaplan is paid by ICAM, subject to reimbursement by GECM for the allocable portion of such compensation under the Shared Services Agreement between ICAM and GECM.

Our Portfolio Manager

GECM manages our portfolio. We consider Matt Kaplan, our Chief Executive Officer, to be our portfolio manager. GECM’s investment team does not receive any direct compensation from us in connection with the management of our portfolio. GECM’s investment personnel may be compensated through: (1) annual base salary; (2) cash bonuses; and (3) equity in GEG.

The information set forth above in Item 10. Directors, Executive Officers and Corporate Governance. under the heading “—Executive Officers—Matt Kaplan” is incorporated by reference herein.

Compensation Committee Interlocks and Insider Participation

Mr. Horsey, Mr. Kuperschmid and Mr. Speller served on our Compensation Committee during fiscal year 2021. Currently, none of our executive officers are compensated by us, and as such, our Compensation Committee is not required to produce a report on executive officer compensation for inclusion herein. No current or past executive officers or employees of ours or our affiliates serve on our Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the close of business on April 6, 2022, certain information regarding the beneficial ownership of our common stock by:

•	each of the directors and executive officers;
•	all of our current executive officers and directors as a group; and
•	each person known by us to be beneficial owners of 5% or more of our outstanding common stock.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own more than 5% of our common stock is based upon Schedule 13G and Schedule 13D filings filed by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.

Except as indicated in the footnotes to this table and under applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock. For the purposes of calculating percent ownership, as of the close of business on April 6, 2022, 4,601,391 shares of common stock were issued and outstanding.

The address for each of our current directors and executive officers is c/o Great Elm Capital Corp., 800 South Street, Suite 230, Waltham, Massachusetts 02453.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Interested Directors
Matthew A. Drapkin(1)	228,753	4.97%
Erik A. Falk	—	*

Independent Directors
Mark Kuperschmid(2)	5,986	*
Richard M. Cohen(3)	—	*
Chad Perry(4)	—	*

Executive Officers
Matt Kaplan	1,000	*
Adam Kleinman	16,558	*
Keri Davis	2,473	*
Directors and executive officers as a group (8 persons)	254,770	5.53%

5% Beneficial Owners
Great Elm Group, Inc.(5)	987,289	21.46%
Lenders Funding LLC(6)	556,239	12.09%
Entities affiliated with Imperial Capital Asset Management, LLC(7)	332,291	7.22%

*	Less than one percent.
(1)

Mr. Drapkin joined the Board in March 2022. Includes 227,136 shares based on information provided to the Company and furnished in a Schedule 13G/A filed with the SEC on February 14, 2022, jointly by Northern Right, Northern Right Capital (QP), L.P. (“Northern Right QP”), NRC, BCA  and Matthew Drapkin. Each of Northern Right, BCA and Mr. Drapkin reported shared voting and dispositive power over 226,136 shares of our common stock; Northern Right QP reported shared voting and dispositive power over 131,606 shares of our common stock; and NRC reported shared voting and dispositive power over 47,335 shares of our common stock. Northern Right subsequently purchased 1,000 shares of our common stock on March 9, 2022, as reported on Form 4 on March 9, 2022.

(2)

Represents shares held by Benmark Investments LLC (1568 Columbus Ave., Burlingame, California 94010). Mr. Kuperschmid disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)	Mr. Cohen joined the Board in March 2022.
(4)	Mr. Perry joined the Board in March 2022.
(5)

GEG. is the beneficial owner of 987,289 shares of our common stock, including 914,112 shares of our common stock of which it has sole voting and dispositive power and 73,117 shares of our common stock of which it has shared voting and dispositive power. The address for Great Elm Group, Inc. is 800 South Street, Suite 230, Waltham, MA 02453.

(6)

Based on information provided to the Company and furnished in a Schedule 13G/A filed with the SEC on February 4, 2022, jointly by Lenders Funding, LLC (“LF”) and Robert Zadek. Each of LF and Mr. Zadek reported shared voting and dispositive power over 566,239 shares of our common stock.

(7)

Based on information furnished in a Schedule 13G/A filed with the SEC on February 14, 2022, jointly by ICAM, Long Ball Partners, LLC (“Long Ball”), IC Leverage Income Fund, LLC (“IC Leverage”), Imperial Capital Group Holdings II, LLC (“Imperial Holdings II”), Imperial Capital Group Holdings, LLC (“Imperial Holdings”), Jason Reese, and Randall Wooster. ICAM and Long Ball reported shared voting and dispositive power over 113,120 shares of our common stock; Imperial Holdings and Mr. Wooster reported shared voting and dispositive power over 219,171 shares of our common stock; IC Leverage reported shared voting and dispositive power over 18,934 shares of our common stock; Imperial Holdings II reported shared voting and dispositive power over 200,236 shares of our common stock; and Mr. Reese reported shared voting and dispositive power over 332,291 shares of our common stock.

Set forth below is the dollar range of equity securities beneficially owned by each of GECC’s directors as of April 6, 2022. GECC is not part of a “family of investment companies,” as that term is defined in the Investment Company Act.

Name of Director	Dollar Range of Equity Securities of GECC(1)(2)
Independent Directors
Mark Kuperschmid	Over $100,000
Richard Cohen	None
Chad Perry	None

Interested Directors
Matthew Drapkin	Over $100,000
Erik A. Falk	None

(1)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)	The dollar range of equity securities beneficially owned is based on the closing price for shares of our common stock of $14.77 on April 6, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Mr. Kaplan serves as a Portfolio Manager for GECM. Mr. Kleinman serves as President and Chief Operating Officer of GEG, the parent company of GECM, in addition to being our Chief Compliance Officer and Secretary. GEG owns approximately 21.45% of our outstanding shares of common stock.

In addition, certain of our executive officers and directors and the members of GECM’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or related lines of business as GECC or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with GECM and any advisers that may in the future become affiliated with GEG.  GECC’s participation in certain co-investment opportunities with affiliated investment funds is subject to compliance with the SEC exemptive relief order dated May 12, 2020 (Release No. 33864).

Mr. Drapkin is a director of GEG and the Chief Executive Officer & Portfolio Manager of Northern Right, a beneficial owner of more than 5% of GEG’s common stock and an owner of GEG PIK notes. Mr. Drapkin does not receive compensation from us in his role as a director and is an “interested person” as defined under Section 2(a)(19) of the Investment Company Act.

We entered into a license agreement with GEG pursuant to which GEG granted us a non-exclusive, royalty-free license to use the name “Great Elm Capital Corp.” Under the license agreement, we have a right to use the “Great Elm Capital Corp.” name and logo for so long as GECM, or an affiliate thereof, remains our investment adviser.

We are party to the Investment Management Agreement with GECM, which is wholly-owned by GEG. Subject to the overall supervision of our Board, GECM manages our day-to-day operations and provides investment advisory and management services to us pursuant to the Investment Management Agreement. We pay GECM a fee for investment management services, which consisted of $3.2 million in base management fees and $(4.3) million in incentive fees (the incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement) for the fiscal year ended December 31, 2021, and $2.5 million in base management fees and $1.0 million in incentive fees (the incentive fees were deferred in accordance with the Investment Management Agreement) for the fiscal year ended December 31, 2020.

We are also party to the Administration Agreement with GECM. Pursuant to the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as our administrator. We bear all costs and expenses that are incurred in our operation and transactions and not specifically assumed by GECM pursuant to the Investment Management Agreement. For the fiscal years ended December 31, 2021 and 2020, the Company reimbursed GECM in the amount of $0.7 million and $0.7 million, respectively, for services provided under the Administration Agreement.

GECM has entered into a shared services agreement with ICAM, pursuant to which ICAM makes available to GECM certain employees of ICAM, including Matt Kaplan, to provide services to GECM in exchange for reimbursement by GECM of the allocated portion of such employees’ time. Mr. Kaplan provides services to GECM under a shared services agreement with ICAM. Affiliates of ICAM beneficially own more than 5% of our Company’s outstanding common stock.

On September 20, 2021, we entered into a Membership Interest Purchase Agreement with LF, pursuant to which we acquired a majority equity interest in LF, a wholesale lending and participant funding business. At the closing: (i) we paid $7.25 million in cash to LF, $3.25 million of which was used to purchase 138,888 newly issued shares of our common stock at NAV and (ii) we issued 427,351 shares of our common stock to LF at NAV in exchange for a promissory note in aggregate principal amount of $10.0 million payable by LF to us. The issuance of the shares was a private placement exempt from registration under Section 4(a)(2) of the Securities Act. All of the proceeds from the transaction were retained by LF to support the growth of the business.

We have established a written policy to govern the review of potential related party transactions. GECM, our Chief Compliance Officer, and any other officers designated by us are required to review the facts and circumstances of transactions with certain affiliates, and to screen any such transactions, for potential compliance issues under Section 57(h) of the Investment Company Act.

The information set forth above in Item 10. Directors, Executive Officers and Corporate Governance. under the heading “—Corporate Governance —Director Independence” is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services.

Principal Accountant Fees and Services. The following table presents fees for professional services rendered by Deloitte for the fiscal years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit fees	$434,000	$420,000
Audit-related fees	—	—
Tax fees	$31,400	$ 24,500
All other fees	—	—
Total fees	$465,400	$444,500

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by Deloitte in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy. Our Audit Committee established a pre-approval policy that describes the permitted audit, audit- related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that our Audit Committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to our Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of our Audit Committee. However, our Audit Committee may delegate pre-approval authority’ to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee has not delegated its responsibilities to pre-approve services performed by the independent registered public accounting firm to management as of December 31, 2021.

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

4.6	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.7	Fourth Supplemental Indenture, dated as of June 23, 2021 by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.8	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.9**	Description of Registered Securities

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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.5	Custody Agreement, dated as of January 2, 2020, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on May 11, 2020)

10.6	Form of Trademark License Agreement (incorporated by reference to Exhibit 13(b) to the Registration Statement on Form N-14 (File No. 3330212817) filed on August 1, 2016).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.8+	Loan, Guarantee and Security Agreement, dated May 5, 2021, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2021)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on March 30, 2017)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on March 30, 2017)

21.1**	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

*Filed or furnished herewith

**	Previously filed with GECC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC ON March 4, 2021.
+

Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 19, 2022.

GREAT ELM CAPITAL CORP.

By:	/s/ Matt Kaplan
Name:	Matt Kaplan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 19, 2022.

Name	Capacity

/s/ Matt Kaplan	Chief Executive Officer (Principal Executive Officer)
Matt Kaplan

/s/ Keri A. Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Keri A. Davis

/s/ Richard Cohen	Director
Richard Cohen

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Erik A. Falk	Director
Erik A. Falk

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Chad Perry	Director
Chad Perry

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Investments — Refer to Footnote 2 and 4 in the financial statements

Critical Audit Matter Description

The Company has investments whose fair values are based on complex valuation techniques and unobservable inputs. These financial instruments can span a broad array of investments, including debt and equity investments in privately owned middle‑market companies that lack observable market prices. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 investments was $154,024,000 as of December 31, 2021.

Given management uses complex valuation techniques and unobservable inputs to estimate the fair value of Level 3 investments, we identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary in the selection of valuation techniques and assumptions with significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•

We evaluated the appropriateness of the valuation techniques and assumptions used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We tested other inputs by reviewing relevant underlying documentation, including portfolio company financial information. We evaluated the reasonableness of any significant changes in valuation techniques and assumptions. For certain Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

•

We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 4, 2022 (April 19, 2022, as it relates to the inclusion of the critical audit matter in our report)

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