Form 10-Q
period 2022-03-31
Great Elm Capital Corp.
filed 2022-05-11
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 6, 2022, the registrant had 4,601,391 shares of common stock, $0.01 par value per share, outstanding.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Form 10-K”).

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2021 and the three months ended March 31, 2022:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2021	$58,429	$(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
Quarter ended September 30, 2021	72,340	(31,640)	11.27%
Quarter ended December 31, 2021	34,184	(40,270)	10.81%
For the Year Ended December 31, 2021	214,857	(135,761)

Quarter ended March 31, 2022	27,578	(29,723)	10.38%
For the Three Months Ended March 31, 2022	$27,578	$(29,723)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2022 and the year ended December 31, 2021. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
Beginning Investment Portfolio, at fair value	$212,149	$151,648
Portfolio Investments acquired(1)	27,578	214,857
Amortization of premium and accretion of discount, net	396	3,958
Portfolio Investments repaid or sold(2)	(29,723)	(135,761)
Net change in unrealized appreciation (depreciation) on investments	8,869	(12,922)
Net realized gain (loss) on investments	(19,931)	(9,631)
Ending Investment Portfolio, at fair value	$199,338	$212,149
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$66,513	33.37%	$47,952	22.60%
Energy Midstream	29,185	14.64%	31,815	15.00%
Chemicals	14,912	7.48%	15,058	7.10%
Metals & Mining	13,708	6.88%	13,711	6.46%
Internet Media	11,862	5.95%	11,870	5.60%
Construction Materials Manufacturing	10,299	5.17%	10,461	4.93%
Oil & Gas Exploration & Production	10,023	5.03%	9,849	4.64%
Industrial	7,149	3.59%	7,551	3.56%
Transportation Equipment Manufacturing	6,013	3.02%	6,030	2.84%
Casinos & Gaming	5,215	2.62%	5,291	2.49%
Hospitality	4,070	2.04%	4,085	1.93%
Restaurants	3,956	1.98%	8,310	3.92%
Oil & Gas Refining	2,970	1.49%	3,030	1.43%
Apparel	2,890	1.45%	2,929	1.38%
Food & Staples	2,732	1.37%	2,724	1.28%
Aircraft	2,550	1.28%	-	-%
Home Security	2,397	1.20%	5,590	2.63%
Commercial Printing	1,999	1.00%	2,025	0.95%
Wireless Telecommunications Services	621	0.31%	8,137	3.84%
Communications Equipment	303	0.15%	1,057	0.50%
Special Purpose Acquisition Company	94	0.05%	3,044	1.43%
Consumer Finance	15	0.01%	-	-%
IT Services	7	-%	7	0.01%
Biotechnology	4	-%	11	0.01%
Retail	2	-%	4,267	2.01%
Technology	(151)	(0.08)%	(158)	(0.07)%
Healthcare Supplies	-	-%	2,869	1.35%
Consumer Services	-	-%	2,640	1.24%
Software Services	-	-%	1,994	0.94%
Total	$199,338	100.00%	$212,149	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended March 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$5,558	$1.22	$5,295	$1.36
Interest income	4,041	0.89	4,179	1.07
Dividend income	1,267	0.28	801	0.21
Other income	250	0.05	315	0.08

(1)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,900,306 outstanding common shares for the three months ended March 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans. For the three months ended March 31, 2022, interest income includes non-cash PIK income of $0.3 million. For the three months ended March 31, 2021, interest income includes non-cash PIK income of $1.5 million.

Interest income was generally consistent quarter over quarter for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our debt investments in Avanti Communications Group, plc (“Avanti”) are each on non-accrual status as of March 31, 2022, with the investments in the Avanti 2nd Lien Bond and Avanti 1.5 Lien Loan having been on non-accrual since December 31, 2021. The Avanti 1.25 Lien Loan and 1.125 Lien Loan were placed on non-accrual as of March 31, 2022 with any accrued but uncapitalized interest income reversed as of the accrual date. The decrease in interest income from these positions has been offset by interest earned on new positions.

Dividend income for the three months ended March 31, 2022 increased as compared to the corresponding period in the prior year due to a higher current quarter distribution from our investment in Prestige Capital Finance, LLC (“Prestige”) and a distribution from Lenders Funding, LLC which was acquired in the third quarter of 2021.

Expenses

	For the Three Months Ended March 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$(497)	$(0.11)	$139	$0.04
Management fees	780	0.17	660	0.17
Incentive fees	-	-	108	0.03
Incentive fee waiver	(4,854)	(1.06)	-	-
Total advisory and management fees	$(4,074)	$(0.89)	$768	$0.20
Administration fees	221	0.05	156	0.04
Directors’ fees	63	0.01	55	0.01
Interest expense	2,670	0.59	2,198	0.56
Professional services	418	0.09	425	0.11
Custody fees	14	-	13	-
Other	191	0.04	176	0.05
Income Tax Expense
Excise tax	101	0.02	-	-
(1)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,900,306 outstanding common shares for the three months ended March 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

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

Excluding incentive fees, total expenses for the three months ended March 31, 2022 increased as compared to total expenses for the three months ended March 31, 2021 primarily due to increases in management fees, administration fees and interest expense. The increases in management fees are primarily driven by increases in the fair value of the portfolio during through the three months ended March 31, 2022 as compared to the corresponding period in 2021 when fair values were still negatively impacted by the effects of COVID-19. Administration fees increased in the three months ended March 31, 2022 as compared to the corresponding period in the prior year due to increases in allocable personnel time as a result of changes in staffing.

For the three months ended March 31, 2022, interest expense increased as compared to the corresponding period in the prior year as a result of the issuance of $57.5 million in aggregate principal amount of the 5.875% notes due 2026 (the “GECCO Notes”) in June and July 2021 which was partially offset by the redemption of $30.3 million in aggregate principal amount of the 6.50% Notes due 2022 (the “GECCL Notes”) in July 2021.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(19,933)	$(4.37)	$(3,275)	$(0.84)
Gross realized gain	791	0.17	919	0.24
Gross realized loss	(20,724)	(4.54)	(4,194)	(1.08)
(1)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,900,306 outstanding common shares for the three months ended March 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

During the three months ended March 31, 2022, net realized losses were primarily driven by the sales of our investment in Tru (UK) Asia Limited (“Tru Taj”) common stock and California Pizza Kitchen, Inc. (“CPK”) common stock for which we recognized realized losses of $15.9 million and $4.2 million, respectively. These realized losses were offset by the corresponding reversals of previously recognized unrealized losses on these positions.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$8,870	$1.94	$14,317	$3.67
Unrealized appreciation	20,762	4.55	18,032	4.62
Unrealized depreciation	(11,892)	(2.61)	(3,715)	(0.95)

(1)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,900,306 outstanding common shares for the three months ended March 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

During the three months ended March 31, 2022, gross unrealized appreciation primarily consisted of the reversal of previously recognized unrealized losses on our investments in Tru Taj common stock and CPK common stock, which were offset by corresponding realized losses as discussed above. Gross unrealized depreciation was driven by the write downs on our investments in the Avanti 1.125 lien secured loan, Avanti 1.25 lien secured loan and 1.5 lien secured loan, on which we collectively recognized $7.7 million in unrealized depreciation. In April 2022, Avanti announced a series of restructuring transactions pursuant to which certain creditors of Avanti (excluding GECC) contributed additional senior debt financing to Avanti, and the 2nd lien secured bond and 1.5 lien secured loan were converted to equity.

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

At March 31, 2022, we had approximately $8.5 million of cash and cash equivalents. At March 31, 2022, we had investments in 45 debt instruments across 37 companies, totaling approximately $145.2 million at fair value and 116 equity investments in 116 companies, totaling approximately $54.1 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2022, we had approximately $25.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our March 31, 2022 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2022, net cash provided by operating activities was approximately $2.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $0.9 million, reflecting payments for additional investments of $25.3 million, offset by proceeds from principal repayments and sales of $26.2 million. Such amounts include draws and repayments on revolving credit facilities.

For the three months ended March 31, 2022, net cash used by financing activities was $2.8 million, primarily for distributions to stockholders.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2022 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Total	$145,933	$-	$88,433	$57,500	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the LIBOR plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. As of March 31, 2022, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act. In May 2022, the Loan Agreement was amended to require an asset coverage equal to or greater than 150% as of the last day of each fiscal quarter except for the fiscal quarters ending March 31, 2022 and June 30, 2022. In addition, the interest rate was amended to replace LIBOR with the secured overnight financing rate (“SOFR”).

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of March 31, 2022 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCN Notes outstanding as of March 31, 2022 is $42.8 million.

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

As of March 31, 2022, our asset coverage ratio was approximately 147.5%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%. As a result of falling below the Minimum ACR, we will be subject to certain limitations on our ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act of 1940, as amended and the indentures governing our outstanding notes, until such time we are above the Minimum ACR.

Recent Developments

Our Board authorized the distribution for the quarter ending September 30, 2022 at $0.45 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by our Board.

On April 19, 2022, GECC filed an amendment to its registration statement with the SEC in connection with a non-transferable rights offering to purchase shares of its common stock (the “Rights Offering”). The Company's stockholders who fully exercise all rights issued to them in the Rights Offering are entitled to subscribe for additional shares that were not subscribed for by other stockholders of the Company. The registration statement has not been declared effective by the SEC and the Rights Offering is subject to market and other conditions. There can be no assurance as to whether or when the Rights Offering may be completed, if at all, or as to the actual size or terms of the Rights Offering.

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

Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. It is possible that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

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

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, approximately $60.6 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 28 debt investments in our portfolio bore interest at a fixed rate, and the remaining 17 debt investments were at variable rates, representing approximately $163.7 million and $85.8 million in principal debt, respectively. As of December 31, 2021, 26 debt investments in our portfolio bore interest at a fixed rate, and the remaining 18 debt investments were at variable rates, representing approximately $148.0 million and $86.0 million in principal debt, respectively. The variable rates are based upon the LIBOR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of March 31, 2022. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$1,849
2.00%	1,232
1.00%	616
(1.00)%	(52)
(2.00)%	(104)
(3.00)%	(157)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at March 31, 2022, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2022, we purchased a majority ownership interest in Sterling Commercial Credit, LLC (“SCC”), a provider of asset-based loans to middle market companies throughout the United States. The aggregate purchase price was approximately $7.54 million, which consisted of $4.94 million in cash and 117,117 shares of the Company’s common stock issued at net asset value for aggregate consideration of $2.60 million. In connection with the acquisition, we also provided subordinated debt to SCC. Our common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Unless otherwise indicated, all references are to exhibits to the applicable filing by Great Elm Capital Corp. (the “Registrant”) under File No. 814-01211 with the Securities and Exchange Commission.

Exhibit Number	Description

3.1	Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 7, 2016)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference ot Exhibit 3.1 to the Form 8-K filed on March 2, 2022)

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 2 to the Registration Statement on Form N-14 (File No. 333-212817) filed on August 1, 2016)

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

GREAT ELM CAPITAL CORP.

Date: May 11, 2022	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: May 11, 2022	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

		March 31, 2022	December 31, 2021
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $142,811 and $175,800, respectively)		$147,747	$164,203
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $99,870 and $199,995, respectively)		99,872	199,995
Affiliated investments, at fair value (amortized cost of $130,116 and $129,936, respectively)		3,353	10,861
Controlled investments, at fair value (amortized cost of $43,779 and $32,649, respectively)		48,238	37,085
Total investments		299,210	412,144

Cash and cash equivalents		8,517	9,132
Restricted cash		-	13
Receivable for investments sold		4,251	766
Interest receivable		2,042	1,811
Dividends receivable		1,164	1,540
Due from portfolio company		55	136
Due from affiliates		34	17
Deferred financing costs		337	376
Prepaid expenses and other assets		170	379
Total assets		$315,780	$426,314

Liabilities
Notes payable (including unamortized discount of $3,647 and $3,935, respectively)		$142,286	$141,998
Payable for investments purchased		102,683	203,575
Interest payable		31	29
Accrued incentive fees payable		-	4,854
Due to affiliates		960	1,012
Accrued expenses and other liabilities		534	290
Total liabilities		$246,494	$351,758

Commitments and contingencies (Note 6)		$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 4,601,391 shares issued and outstanding and 4,484,278 shares issued and outstanding, respectively)	(1)	$46	$45
Additional paid-in capital		248,129	245,531
Accumulated losses		(178,889)	(171,020)
Total net assets		$69,286	$74,556
Total liabilities and net assets		$315,780	$426,314
Net asset value per share	(1)	$15.06	$16.63
(1)
Authorized, issued and outstanding shares of common stock and net asset value per share have been adjusted for the periods prior to February 28, 2022 to reflect the six-for-one reverse stock split effected on that date on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

		For the Three Months Ended March 31,
		2022	2021
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$3,259	$2,442
Non-affiliated, non-controlled investments (PIK)		246	30
Affiliated investments		21	260
Affiliated investments (PIK)		58	1,439
Controlled investments		457	8
Total interest income		4,041	4,179
Dividend income from:
Non-affiliated, non-controlled investments		503	481
Controlled investments		764	320
Total dividend income		1,267	801
Other income from:
Non-affiliated, non-controlled investments		250	33
Affiliated investments (PIK)		-	282
Total other income		250	315
Total investment income		$5,558	$5,295

Expenses:
Management fees		$780	$660
Incentive fees		-	108
Administration fees		221	156
Custody fees		14	13
Directors’ fees		63	55
Professional services		418	425
Interest expense		2,670	2,198
Other expenses		191	176
Total expenses		$4,357	$3,791
Incentive fee waiver		(4,854)	-
Net expenses		$(497)	$139
Net investment income before taxes		$6,055	$1,504
Excise tax		$101	$-
Net investment income		$5,954	$1,504

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$(19,933)	$(3,415)
Affiliated investments		-	-
Controlled investments		-	140
Total net realized gain (loss)		(19,933)	(3,275)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		16,536	9,490
Affiliated investments		(7,689)	4,283
Controlled investments		23	544
Total net change in unrealized appreciation (depreciation)		8,870	14,317
Net realized and unrealized gains (losses)		$(11,063)	$11,042
Net increase (decrease) in net assets resulting from operations		$(5,109)	$12,546

Net investment income per share (basic and diluted):	(1)	$1.31	$0.39
Earnings per share (basic and diluted):	(1)	$(1.12)	$3.22
Weighted average shares outstanding (basic and diluted):	(1)	4,558,451	3,900,306

(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,954	$1,504
Net realized gain (loss)	(19,933)	(3,275)
Net change in unrealized appreciation (depreciation) on investments	8,870	14,317
Net increase (decrease) in net assets resulting from operations	(5,109)	12,546

Distributions to stockholders:
Distributions(1)	(2,761)	(2,350)
Total distributions to stockholders	(2,761)	(2,350)

Capital transactions:
Issuance of common stock, net	2,600	-
Fractional shares redeemed for cash in lieu of reverse stock split	-	-
Common stock distributed	-	1,720
Net increase (decrease) in net assets resulting from capital transactions	2,600	1,720
Total increase (decrease) in net assets	(5,270)	11,916
Net assets at beginning of period	$74,556	$79,615
Net assets at end of period	$69,286	$91,531

Capital share activity(2)
Shares outstanding at the beginning of the period	4,484,278	3,838,242
Issuance of common stock	117,117	-
Fractional shares redeemed for cash in lieu of reverse stock split	(4)	-
Common stock distributed	-	79,796
Shares outstanding at the end of the period	4,601,391	3,918,038

(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(5,109)	$12,546
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(25,340)	19,632
Net change in short-term investments	(3)	(65,000)
Capitalized payment-in-kind interest	(405)	(619)
Proceeds from sales of investments	19,720	10,846
Proceeds from principal payments	6,518	11,311
Net realized (gain) loss on investments	19,933	3,275
Net change in unrealized (appreciation) depreciation on investments	(8,870)	(14,317)
Amortization of premium and accretion of discount, net	(396)	(773)
Net realized gain on repurchase of debt	-	-
Amortization of discount (premium) on long term debt	327	239
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(231)	(1,695)
(Increase) decrease in dividends receivable	376	-
(Increase) decrease in due from portfolio company	81	(58)
(Increase) decrease in due from affiliates	(17)	-
(Increase) decrease in prepaid expenses and other assets	211	196
Increase (decrease) in due to affiliates	(4,906)	120
Increase (decrease) in interest payable	2	-
Increase (decrease) in accrued expenses and other liabilities	244	228
Net cash provided by (used for) operating activities	2,135	(24,069)
Cash flows from financing activities
Payments of deferred financing costs	(2)	-
Distributions paid	(2,761)	(2,541)
Net cash provided by (used for) financing activities	(2,763)	(2,541)
Net increase (decrease) in cash	(628)	(26,610)
Cash and cash equivalents and restricted cash, beginning of period	9,145	53,182
Cash and cash equivalents and restricted cash, end of period	$8,517	$26,572

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$-
Common stock distributed	$-	$1,720
Common stock issued in-kind	$2,600	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$128	$-
Cash paid for interest	$2,331	$1,958

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$8,517	$9,132
Restricted cash	-	$13
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$8,517	$9,145

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$26,572	$52,582
Restricted cash	-	600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$26,572	$53,182

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2022

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
AgroFresh Inc. One Washington Square, 510-530 Walnut Street, Suite 1350, Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan		1M L + 6.25%, 7.25% Floor (7.25%)	03/31/2021	12/31/2024	3,437	3,442	3,425
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,626	2,385
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.125 Lien, Secured Loan	5, 6, 7, 9, 10, 11, 12	12.50%	02/16/2021	07/31/2022	4,552	4,552	621
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.25 Lien, Secured Loan	5, 6, 7, 9, 10, 11, 12	12.50%	04/28/2020	07/31/2022	1,339	1,339	-
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	1.5 Lien, Secured Loan	5, 6, 7, 9, 10, 11, 12	12.50%	05/24/2019	07/31/2022	11,100	10,754	-
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	2nd Lien, Secured Bond	5, 6, 7, 9, 10, 11	9.00%	11/03/2016	10/01/2022	50,643	49,370	-
Avanti Communications Group PLC Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	5, 6, 8, 10	n/a	11/03/2016	n/a	196,086,410	50,660	-	9.06%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	8.25%	02/04/2022	10/31/2026	3,000	2,656	2,550
Cleaver-Brooks, Inc. 221 Law Street Thomasville, GA 31792	Industrial	Secured Bond		7.88%	05/05/2021	03/01/2023	5,000	4,980	4,764
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Energy Midstream	Class A Preferred Equity Units	10	9.25%	06/19/2020	n/a	924,947	5,533	8,880	1.32%
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan		3M L + 7.50%, 8.25% Floor (8.25%)	03/31/2021	04/30/2028	2,481	2,459	2,492

Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	19.03%	03/24/2022	06/15/2026	2,100	2,131	2,132
Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	6, 10	9.75%	07/01/2021	n/a	250,000	5,275	5,180	*
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	6	3M L + 8.50%, 9.50% Floor (9.50%)	03/24/2021	03/30/2028	6,000	5,892	5,989
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Term Loan	6	3M L + 8.00%, 9.50% Floor (9.50%)	07/29/2021	06/30/2027	6,102	6,142	6,078
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	Corporate Bond	10	12.00%	07/27/2021	08/15/2025	3,250	3,158	3,445
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	Warrants	6, 10	n/a	10/18/2021	n/a	1,750	-	608	*
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver	6	3M L+ 4.75% (5.71%)	01/27/2020	11/17/2023	8,026	(64)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	-	-	-
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	6	16.83%	12/22/2021	05/22/2026	1,742	1,767	1,768
Kinetik Holdings Inc. 2700 Post Oak Blvd., Suite 300 Houston, TX 77056	Energy Midstream	Preferred Equity	6	7.00%	11/24/2021	n/a	8,034	9,082	9,219	*
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	7,305	62.87%
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	11.00%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver	4, 6, 10	Prime + 1.25%, 1.25% Floor (4.75%)	09/20/2021	09/20/2023	5,000	3,220	3,220
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	-	-	-
Levy/Stormer 905 South Boulevard East Rochester Hills, MI 48307	Specialty Finance	Loan	6	12.50%	05/13/2021	04/15/2022	3,500	3,496	3,500
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	Term Loan	6	6M L + 7.00%, 8.00% Floor (8.00%)	06/30/2021	07/15/2027	2,963	2,894	2,890

Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	3,000	3,083	3,045
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	Term Loan B	6	3M L + 7.50%, 8.50% Floor (8.50%)	11/16/2021	09/03/2026	2,736	2,757	2,723
Monitronics International, Inc. 1990 Wittington Place Dallas, TX 75234	Home Security	Term Loan		1M L + 7.50%, 8.75% Floor (8.75%)	06/24/2021	03/29/2024	2,954	2,891	2,397
Natural Resource Partners LP 1201 Louisiana Street, Suite 3400 Houston, TX 77002	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,933	7,630
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,635	2,970
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	6	3M L + 4.25%, 4.25% Floor (5.21%)	01/24/2020	07/01/2024	4,375	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/24/2020	07/01/2024	-	-	(154)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	5, 6	3M L + 7.00%, 8.00% Floor (8.00%)	11/13/2020	11/13/2024	1,063	1,063	917
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	1,815	5.24%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	6	Prime + 6.50%, 6.50% Floor (10.00%)	11/22/2021	11/22/2022	2,000	2,000	1,992
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Secured Note	4, 6, 10	11.00%	06/15/2021	06/15/2023	7,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,466	12,106	80.00%
Quad/Graphics, Inc. N61 W23044 Harry's Way Sussex, WI 53089	Commercial Printing	Unsecured Bond		7.00%	03/31/2021	05/01/2022	2,000	1,997	1,999
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	6	6M L + 4.50%, 4.50% Floor (5.97%)	01/29/2019	12/20/2022	10,000	(158)	-
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	12/20/2022	-	-	(107)

Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	6	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	12,000	11,969	11,963
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Secured Loan	6, 7	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	2,793	2,793	2,799
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	1,156	2.81%
Sprout Holdings, LLC 90 Merrick Ave, East Meadow, NY 11554	Specialty Finance	Receivable	6	11.50%	06/23/2021	06/23/2022	2,000	2,000	1,980
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Secured Note	4, 6, 10	11.00%	02/03/2022	05/01/2025	10,000	5,000	5,000
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6, 10	n/a	02/03/2022	n/a	3,280,000	7,843	7,607	80.00%
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Corporate Bond		8.50%	10/19/2021	10/15/2026	3,000	2,911	2,861
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Corporate Bond	10	9.50%	05/13/2021	03/15/2024	4,000	3,998	4,070
Tensar Corporation 2500 Northwinds Parkway, Suite 500 Alpharetta, GA 30009	Construction Materials Manufacturing	2nd Lien, Secured Loan	6	3M L + 12.00%, 13.00% Floor (13.00%)	11/20/2020	02/20/2026	10,000	9,727	10,299
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	721	2	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	6, 7	13.86%	09/30/2021	09/29/2026	6,265	6,156	6,290
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	6, 7	13.86%	09/30/2021	09/29/2026	1,582	1,540	1,384
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6	n/a	09/30/2021	n/a	1,759	-	89	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	Term Loan		3M L + 8.25%, 9.25% Floor (9.25%)	06/08/2021	10/26/2025	3,874	3,784	3,724

Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	6, 9, 10	n/a	10/25/2021	03/15/2022	402	402	100
Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	6, 9, 10	n/a	10/25/2021	06/15/2022	402	375	100
Viasat, Inc. 6155 El Camino Real Carlsbad, CA 92009	Communications Equipment	Receivable	6, 9, 10	n/a	10/25/2021	09/15/2022	402	361	100
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	Corporate Bond	10	9.75%	05/05/2021	11/01/2023	6,000	5,650	5,970
Wynden Stark LLC 295 Madison Ave, 12th Floor New York, NY 10017	Specialty Finance	Receivable	6	10.25%	03/15/2021	12/31/2023	8,000	6,903	6,903
Wynden Stark LLC 295 Madison Ave, 12th Floor New York, NY 10017	Specialty Finance	Receivable - Unfunded	6	n/a	03/15/2021	12/31/2023	-	-	-
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
Accelerate Acquisition Corp. 51 John F Kennedy Parkway Short Hills, NJ 07078	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	10,000	12	4	*
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	6	*
Advanced Merger Partners Inc 555 West 57th Street, Suite 1326 New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	666	1	-	*
Agile Growth Corp Riverside Center 275 Grove Street, Suite 2-400 Newton, MA 02466	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	652	1	-	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	8	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
ArcLight Clean Transition Corp 200 Clarendon Street, 55th Floor Boston, MA 02116	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	400	1	1	*

Arctos NorthStar Acquisition Corp. 2021 McKinney Avenue, Suite 200 Dallas, TX 75201	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	125	-	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	8	*
Atlas Crest Investment Corp. II 399 Park Avenue New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/04/2021	n/a	1,250	1	-	*
Austerlitz Acquisition Corp. I 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	12,500	12	7	*
Austerlitz Acquisition Corp. II 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	12,500	12	7	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	7	*
BRC INC 1250 S. Capital Of Texas Hwy B Suite 285 Austin, TX 78799 United States	Restaurants	Warrants	8, 10	n/a	02/26/2021	n/a	166	-	1	*
Cartesian Growth Corporation 505 5th Avenue, 15th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	1,666	1	1	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VI 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	4	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*
Climate Real Impact Solutions II Acquisition Corporation 300 Carnegie Center, Suite 150 Princeton, NJ 08540	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,000	2	1	*

Colicity Inc 2300 Carillon Point Kirkland, WA 98033	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	2,000	3	1	*
Colonnade Acquisition Corp II 1400 Centrepark Blvd, Suite 810 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,000	2	1	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	2	*
D & Z Media Acquisition Corp 2870 Peachtree Road NW, Suite 509 Atlanta, GA 30305	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	166	-	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	15	*
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	1	*
ESM Acquisition Corp 2229 San Felipe, Suite 1300 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	6,630	7	3	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	2	*
Fast Radius, Inc. 113 N. May St. Chicago , IL 60607	Industrial	Warrants	8, 10	n/a	02/09/2021	n/a	625	1	-	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Figure Acquisition Corp I 650 California Street, Suite 2700 San Francisco, CA 94108	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	937	1	1	*
FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
First Reserve Sustainable Growth Corp. 262 Harbor Drive, 3rd Floor Stamford, CT 06902	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	5,000	6	2	*

Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Fortistar Sustainable Solutions Corp. 1 North Lexington Avenue White Plains, NY 10601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,250	1	1	*
Fortress Value Acquisition Corp. IV 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,000	1	1	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	2	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Frontier Acquisition Corp 660 Madison Avenue, 19th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	2,500	3	1	*
FTAC Athena Acquisition Corp. 2929 Arch Street, Suite 1703 Philadelphia, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	1,250	1	1	*
FTAC Hera Acquisition Corp. 2929 Arch Street, Suite 1703 Quakertown, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	100	-	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
G Squared Ascend I Inc. 205 North Michigan Avenue, Suite 3770 Chicago, IL 60601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,000	1	-	*
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	4	*
Gores Guggenheim, Inc. 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	6	*
Gores Holdings VII, Inc. 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	625	1	1	*
Gores Holdings VIII, Inc. 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/25/2021	n/a	312	-	-	*

Gores Technology Partners II, Inc 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	400	-	-	*
Gores Technology Partners, Inc 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	400	-	-	*
Haymaker Acquisition Corp. III 501 Madison Avenue, Floor 5 New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	400	-	-	*
Hudson Executive Investment Corp. II 570 Lexington Avenue, 35th Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	125	-	-	*
Hudson Executive Investment Corp. III 570 Lexington Avenue, 35th Floor New York, NY	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	100	-	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	3	*
Kismet Acquisition Three Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	4,133	3	1	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
KKR Acquisition Holdings I Corp. 30 Hudson Yards, Suite 7500 New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	2,000	3	1	*
L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	2	*
Lazard Growth Acquisition Corp 30 Rockefeller Plaza New York, NY 10112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*

Liberty Media Acquisition Corporation 12300 Liberty Blvd Englewood, CO 80112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	100	-	-	*
Live Oak Mobility Acquisition Corp. 4921 William Arnold Road Memphis, TN 38117	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	400	1	-	*
Longview Acquisition Corp. II 767 Fifth Avenue, 44th Floor New York, NY 10153	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	2,000	3	1	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	1	*
Mission Advancement Corp. 2525 East Camelback Road, Suite 850 Phoenix, AZ 85016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/03/2021	n/a	1,333	1	-	*
New Vista Acquisition Corp. 125 South Wacker Drive, Suite 300 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	166	-	-	*
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
One Equity Partners Open Water I Corp. 510 Madison Avenue, 19th Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	8,000	6	3	*
Orion Acquisition Corp. 767 5th Avenue, 44th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	3,500	3	1	*
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/20/2021	n/a	12,500	7	3	*

Pathfinder Acquisition Corp 1950 University Avenue, Suite 350 Palo Alto, CA 94303	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	1	*
Peridot Acquisition Corp. II 2229 San Felipe Street, Suite 1450 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/09/2021	n/a	2,000	3	1	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	1	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	1	*
Primavera Capital Acquisition Corporation 41/F Gloucester Tower 15 Queen's Road Central Hong Kong	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	5,000	6	2	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	2	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	3	*
RXR Acquisition Corp. 625 RXR Plaza Uniondale, NY 11556	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	2,000	2	1	*
Sandbridge X2 Corp 725 5th Avenue, 23rd Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	666	1	-	*
Science Strategic Acquisition Corp. Alpha 1447 2nd Street Santa Monica, CA 90401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	191	-	-	*
ScION Tech Growth II 10 Queen St Place, 2nd Floor London, UK EC4R 1BE	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	166	-	-	*
Silver Spike Acquisition Corp II 660 Madison Avenue, Suite 1600 New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,000	6	2	*

Simon Property Group Acquisition Holdings, Inc. 225 West Washington Street Indianapolis, IN 46204	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	500	1	-	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	1	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*
Supernova Partners Acquisition Company III, Ltd. 4301 50th Street NW, Suite 300 PMB 1044 Washington, DC 20016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	80	-	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Tailwind International Acquisition Corp. 150 Greenwich Street, 29th Floor New York, NY 10006	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	4,166	3	1	*
TCW Special Purpose Acquisition Corp. 865 South Figueroa Street Los Angeles, CA 90017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	133	-	-	*
Tech and Energy Transition Corporation 125 West 55th Street New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	666	1	-	*
Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	2	*
Tishman Speyer Innovation Corp. II Rockefeller Center 45 Rockefeller Plaza New York , NY 10111	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	1,000	1	-	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	1	*
Tribe Capital Growth Corp I 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	16	*

USHG Acquisition Corp. 853 Broadway, 17th Floor New York, NY 10003	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/25/2021	n/a	833	1	1	*
Velocity Acquisition Corp. 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	166	-	-	*
Virgin Group Acquisition Corp. II 65 Bleecker Street, 6th Floor New York, NY 10012	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	2	*
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	3	*
Warburg Pincus Capital Corp I-A 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Warburg Pincus Capital Corp I-B 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Total Investments in Special Purpose Acquisition Companies								275	157	0.23%
Total Investments excluding Short-Term Investments (287.7% of Net Assets)								316,707	199,338	287.70%
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	03/30/2022	06/30/2022	100,000	99,870	99,872	144.14%
Total Short-Term Investments (144.14% of Net Assets)								99,870	99,872	144.14%
TOTAL INVESTMENTS (431.85% of Net Assets)								$416,577	$299,210	431.85%
Other Liabilities in Excess of Assets (331.85% of Net Assets)									$(229,924)	(331.85)%
NET ASSETS									$69,286	100.00%
(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.
(2)
A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of period end. If no reference to LIBOR is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 0.45%. The three-month (“3M”) LIBOR as of period end was 0.96%. The six-month (“6M”) LIBOR as of period end was 1.47%.
(3)
Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.
(4)
‘‘Controlled Investments’’ are investments in those companies that are ‘‘Controlled Investments’’ of the Company, as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). A company is deemed to be a ‘‘Controlled Investment’’ of the Company if the Company owns more than 25% of the voting securities of such company.
(5)
‘‘Affiliate Investments’’ are investments in those companies that are ‘‘Affiliated Companies’’ of the Company, as defined in the Investment Company Act, which are not ‘‘Controlled Investments.’’ A company is deemed to be an ‘‘Affiliate’’ of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.
(6)
Investments classified as Level 3 whereby fair value was determined by the Company's board of directors (the “Board”).

(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2022, the Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind ("PIK") interest rates. As of March 31, 2022, each of the Avanti Communications Group, plc secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual. As of March 31, 2022, Avation Capital SA secured bond has the option to pay in kind but currently pays cash and the rate above reflects the cash interest rate.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 25.5% were non-qualifying assets as of period end.
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
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,207; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $131,750; the net unrealized depreciation was $118,543; the aggregate cost of securities for Federal income tax purposes was $417,754.

* Represents less than 1%.

As of March 31, 2022, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$145,214	209.59%
Equity	54,124	78.12%
Short-Term Investments	99,872	144.14%
Total	$299,210	431.85%

As of March 31, 2022, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$291,958	421.38%
Canada	4,053	5.85%
Asia/Oceania	2,570	3.71%
Europe	629	0.91%
Total	$299,210	431.85%

As of March 31, 2022, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$66,513	96.00%
Energy Midstream	29,185	42.12%
Chemicals	14,912	21.52%
Metals & Mining	13,708	19.78%
Internet Media	11,862	17.12%
Construction Materials Manufacturing	10,299	14.86%
Oil & Gas Exploration & Production	10,023	14.47%
Industrial	7,149	10.32%
Transportation Equipment Manufacturing	6,013	8.68%
Casinos & Gaming	5,215	7.53%
Hospitality	4,070	5.87%
Restaurants	3,956	5.71%
Oil & Gas Refining	2,970	4.29%
Apparel	2,890	4.17%
Food & Staples	2,732	3.94%
Aircraft	2,550	3.68%
Home Security	2,397	3.46%
Commercial Printing	1,999	2.89%
Wireless Telecommunications Services	621	0.90%
Communications Equipment	303	0.44%
Special Purpose Acquisition Company	94	0.14%
Consumer Finance	15	0.02%
IT Services	7	0.01%
Biotechnology	4	0.01%
Retail	2	0.00%
Technology	(151)	-0.22%
Short-Term Investments	99,872	144.14%
Total	$299,210	431.85%

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

As of December 31, 2021 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$149,794	200.91%
Equity/Other	62,355	83.64%
Short-Term Investments	199,995	268.25%
Total	$412,144	552.80%

As of December 31, 2021 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$393,848	528.26%
United Kingdom	14,177	19.02%
Canada	4,119	5.52%
Total	$412,144	552.80%

As of December 31, 2021 the industry composition of the Company’s portfolio at fair value was as follows:

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

Retroactive Adjustments for Reverse Stock Split. The outstanding shares and per share amounts of the Company’s common stock in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for the reverse stock split effected on February 28, 2022 for all activity prior to that date.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Great Elm Specialty Finance, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Financing Costs and Deferred Offering Costs. Deferred financing costs and deferred offering costs consist of fees and expenses incurred in connection with financing or capital raising activities and include professional fees, printing fees, filing fees and other related expenses.

Deferred financing costs incurred in connection with the revolving credit facility are amortized on a straight-line basis over the term of the revolving credit facility. Unamortized costs are included in deferred financing costs on the consolidated statements of assets and liabilities and amortization of those costs is included in interest expense on the consolidated statements of operations.

Deferred offering costs incurred in connection with the unsecured notes are amortized over the term of the respective unsecured note using the effective interest method. Unamortized costs are treated as a reduction to the carrying amount of the debt on the consolidated statements of assets and liabilities and amortization of those costs is included in interest expense on the consolidated statements of operations.

Deferred offering costs incurred in connection with the shelf registration on form N-2 are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective or expensed upon expiration of the registration statement, if applicable. Deferred offering costs are included with prepaid expenses and other assets on the consolidated statements of assets and liabilities.

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

The Company has accrued $101 of excise tax expense for the three months ended March 31, 2022. The Company accrued $48 of excise tax expense for the year ended December 31, 2021.

At December 31, 2021, the Company, for federal income tax purposes, had capital loss carryforwards of $62,971 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Internal Revenue Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed into law. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2021, $42,978 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2021, $16,815 are short-term and $46,156 are long term.

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

For the three months ended March 31, 2022 management fees amounted to $780. For the three months ended March 31, 2021 management fees amounted to $660. As of March 31, 2022 and December 31, 2021, $785 and $881 remained payable, respectively.

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

In March 2022, GECM indicated that it intends to waive all accrued and unpaid incentive fees as of March 31, 2022. As of March 31, 2022, there were approximately $4.9 million of accrued fees. In connection with the waiver, the Company recognized the reversal of these accrued fees during the period ending March 31, 2022, resulting in a corresponding increase in net income in that period.

For the three months ended March 31, 2022 and 2021, the Company incurred Income Incentive Fees of $(4,854), inclusive of the incentive fee waiver as of March 31, 2022,and $108, respectively. As of March 31, 2022 there were no incentive fees payable. As of December 31, 2021, $4,854 of Income Incentive Fees remained payable and none was immediately payable after calculating the total return requirement. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above had they not been waived by GECM as of March 31, 2022. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Company did not have any Capital Gains Incentive Fees accrual.

The Company intends to present a proposal to its stockholders at the next annual meeting to amend the Investment Management Agreement in order to reset the incentive fee total return hurdle, but GECM’s waiver of the incentive fee is not contingent upon such proposal being approved.

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

Administration Fees. The Company has an administration agreement (the “Administration Agreement”) with GECM to provide administrative services, including, among other things, furnishing the Company with office facilities, equipment, clerical, bookkeeping and record keeping services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement. Compensation of administrator personnel is allocated based on time allocation for the period. Other overhead expenses are based on a combination of time allocation and total headcount.

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

For the three months ended March 31, 2022 and 2021, the Company incurred expenses under the Administration Agreement of $221 and $156, respectively. As of March 31, 2022 and December 31, 2021, $175 and $131 remained payable, respectively.

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

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$53,727	$91,487	$145,214
Equity/Other	9,037	-	45,087	54,124
Short Term Investments	99,872	-	-	99,872
Total investment assets	$108,909	$53,727	$136,574	$299,210

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$44,858	$104,936	$149,794
Equity/Other	12,164	1,103	49,088	62,355
Short Term Investments	199,995	-	-	199,995
Total investment assets	$212,159	$45,961	$154,024	$412,144

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2022
Debt	$104,936	$(12,808)	$14,405	$160	$(8,878)	$(6,526)	$198	$91,487
Equity/Other	49,088	-	7,843	(19,604)	19,363	(11,603)	-	45,087
Total investment assets	$154,024	$(12,808)	$22,248	$(19,444)	$10,485	$(18,129)	$198	$136,574

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2021
Debt	$85,865	$-	$118,965	$(13,067)	$(19,544)	$(70,373)	$3,090	$104,936
Equity/Other	26,191	-	24,476	(2,276)	4,907	(4,210)	-	49,088
Total investment assets	$112,056	$-	$143,441	$(15,343)	$(14,637)	$(74,583)	$3,090	$154,024
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
(2)
The net change in unrealized appreciation relating to Level 3 assets still held at March 31, 2022 totaled $(8,927) consisting of the following: $(8,825) related to debt investments and $(102) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2021 totaled $(27,528) consisting of the following: $(31,826) related to debt investments and $4,298 relating to equity/other.

Three investments with an aggregate fair value of $12,808 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2022.

There were no transfers into or out of Level 3 during the year ended December 31, 2021.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$67,475	Income Approach	Discount Rate	8.31% - 25.00% (13.12%)
	3,000	Market Approach	Earnings Multiple	2.70 - 4.00 (3.35)
	14,141	Income Approach	Discount Rate	19.00% - 30.50% (28.98%)
		Market Approach	Earnings Multiple	1.00 - 5.00 (3.35)
	7,132	Recent Transaction
	(261)	Income Approach	Implied Yield	2.00% - 9.32% (3.25%)
Total Debt	$91,487

Equity/Other	$19,411	Income Approach	Discount Rate	19.00% - 30.50% (27.94%)
		Market Approach	Earnings Multiple	1.00 -5.00 (3.22)
	7,607	Recent Transaction
	3,060	Market Approach	Earnings Multiple	0.16 -8.00 (4.96)
	14,399	Income Approach	Discount Rate	11.51% - 15.45% (12.94%)
	608	Broker Quotes	Discount Rate	325 - 375 (350)
	2	Asset Recovery / Liquidation (4)
Total Equity/Other	$45,087

As of December 31, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$20,070	Market Approach	Earnings Multiple	1.00 - 5.25 (3.28)
		Income Approach	Discount Rate	17.50% - 32.50% (27.68%)
	83,321	Income Approach	Discount Rate	7.05% - 65.41% (13.16%)
	(288)	Income Approach	Implied Yield	4.02% - 6.87% (4.97%)
	1,833	Recent Transaction
Total Debt	$104,936

Equity/Other	$31,050	Market Approach	Earnings Multiple	0.16 - 14.50 (5.44)
		Income Approach	Discount Rate	14.00% - 32.50% (25.54%)
	5,238	Market Approach	Earnings Multiple	0.13 - 7.25 (2.01)
	12,579	Income Approach		11.51% - 13.39% (11.60%)
	221	Asset Recovery / Liquidation(4)
Total Equity/Other	$49,088
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

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the London Inter-bank Offered Rate plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. As of March 31, 2022, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In May 2022, the Loan Agreement was amended to require an asset coverage equal to or greater than 150% as of the last day of each fiscal quarter except for the fiscal quarters ending March 31, 2022 and June 30, 2022. In addition, the interest rate was amended to replace LIBOR with the secured overnight financing rate (SOFR").

Unsecured Notes

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

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company's consolidated statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

March 31, 2022
GECCM Notes	$45,610	$1,475	N/A	$1.01
GECCN Notes	42,823	1,475	N/A	1.00
GECCO Notes	57,500	1,475	N/A	1.02
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

The terms of the unsecured notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (as supplemented with respect to each series of notes, the “Indenture”). The Indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing (the "Minimum ACR").

As of March 31, 2022, the Company’s asset coverage ratio was approximately 147.5%. As a result of falling below the Minimum ACR, we will be subject to certain limitations on our ability to incur additional debt, make cash distributions on junior securities or repurchase junior securities, in each case, in accordance with the Investment Company Act of 1940, as amended and the indentures governing our outstanding notes, until such time we are above the Minimum ACR.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Indenture.

For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$2,343	$1,959
Amortization of acquisition premium	327	239
Total	$2,670	$2,198
Weighted average interest rate(1)	7.42%	7.51%
Average outstanding balance	$145,933	$118,726
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

	March 31, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,592
Unsecured Debt - GECCN Notes	42,823	42,823	43,017
Unsecured Debt - GECCO Notes	57,500	57,500	56,856
Total	$145,933	$145,933	$145,465

	December 31, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,701
Unsecured Debt - GECCN Notes	42,823	42,823	42,823
Unsecured Debt - GECCO Notes	57,500	57,500	58,742
Total	$145,933	$145,933	$147,266

6. CAPITAL ACTIVITY

On February 3, 2022, the Company issued 117,117 shares of common stock (as adjusted for the reverse stock split described below) for $2,600 based on the most recently published net asset value. This common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 28, 2022, the Company effected a 6-for-1 reverse stock split of the Company’s outstanding common stock. As a result of the reverse stock split, every six shares of the Company’s issued and outstanding common stock were converted into one share of issued and outstanding common stock. Any fractional shares as a result of the reverse stock split were redeemed for cash at the closing market price on the business day immediately prior to the effective date of the reverse stock split. Such fractional shares aggregated to the equivalent of four shares and were redeemed for $0.1 in aggregate.

On January 21, 2021, the Company distributed 1,720 shares of common stock as part of the fourth quarter 2020 distribution.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2022, the Company had approximately $25,278 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2022 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

8. INDEMNIFICATION

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$16.63	$20.74
Net investment income	1.31	0.39
Net realized gains (loss)	(4.37)	(0.84)
Net change in unrealized appreciation (depreciation)	1.94	3.67
Net increase (decrease) in net assets resulting from operations	(1.12)	3.22
Issuance of common stock	0.15	-
Distributions declared from net investment income(2)	(0.60)	(0.60)
Net decrease resulting from distributions to common stockholders	(0.60)	(0.60)
Net asset value, end of period	$15.06	$23.36
Per share market value, end of period	$14.68	$20.40

Shares outstanding, end of period	4,601,391	3,918,038
Total return based on net asset value(3)	(5.83)%	18.35%
Total return based on market value(3)	(17.32)%	(0.22)%

Ratio/Supplemental Data:
Net assets, end of period	69,286	91,531
Ratio of total expenses to average net assets before waiver (4),(5)	24.49%	18.76%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	17.91%	18.76%
Ratio of incentive fees to average net assets(4)	—	0.13%
Ratio of net investment income to average net assets(4),(5),(6)	12.62%	8.02%
Portfolio turnover	13%	17%

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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the three months ended March 31, 2022 and 2021 average net assets were $73,829 and $80,206, respectively.
(5)
Annualized for periods less than one year.
(6)
Ratio for the three months ended March 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2022 represented 5% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2022 represented 70% of the Company's net assets.

Fair value as of March 31, 2022 along with transactions during the three months ended March 31, 2022 in these affiliated investments and controlled investments was as follows:

	For the Three Months Ended March 31, 2022
Issue(1)	Fair value at December 31, 2021	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2022	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$3,622	$142	$-	$-	$(3,143)	$621	$45	$-	$-
1.25 Lien, Secured Loan	649	41	-	-	(690)	-	13	-	-
1.5 Lien, Secured Loan	3,866	-	-	-	(3,866)	-	-	-	-
2nd Lien, Secured Bond	-	-	-	-	-	-	-	-	-
Common Equity (9% of class)	-	-	-	-	-	-	-	-	-
	8,137	183	-	-	(7,699)	621	58	-	-
PFS Holdings Corp.
1st Lien, Secured Loan	922	-	2	-	(3)	917	21	-	-
Common Equity (5% of class)	1,802	-	-	-	13	1,815	-	-	-
	2,724	-	2	-	10	2,732	21	-	-
Totals	$10,861	$183	$2	$-	$(7,689)	$3,353	$79	$-	$-

Controlled Investments
Lenders' Funding, LLC
Subordinated Note	10,000	-	-	-	-	10,000	271	-	-
Revolver	1,933	1,497	210	-	-	3,220	33	-	-
Equity (63% of class)	7,309	-	-	-	(4)	7,305	-	-	204
	19,242	1,497	210	-	(4)	20,525	304	-	204
Prestige Capital Finance, LLC
Note	6,000	-	3,000	-	-	3,000	91	-	-
Equity (80% of class)	11,843	-	-	-	263	12,106	-	-	560
	17,843	-	3,000	-	263	15,106	91	-	560
Sterling Commercial Credit, LLC
Subordinated Note	-	5,000	-	-	-	5,000	62	-	-
Equity (80% of class)	-	7,843	-	-	(236)	7,607	-	-	-
	-	12,843	-	-	(236)	12,607	62	-	-
Totals	$37,085	$14,340	$3,210	$-	$23	$48,238	$457	$-	$764
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

11. SUBSEQUENT EVENTS

The Board authorized the distribution for the quarter ending September 30, 2022 at $0.45 per share, with the record and payment dates to be set by the officers of GECC pursuant to authority granted by the Board.

On April 19, 2022, GECC filed an amendment to its registration statement with the SEC in connection with a non-transferable rights offering to purchase shares of its common stock (the “Rights Offering”). The Company's stockholders who fully exercise all rights issued to them in the Rights Offering are entitled to subscribe for additional shares that were not subscribed for by other stockholders of the Company. The registration statement has not been declared effective by the SEC and the Rights Offering is subject to market and other conditions. There can be no assurance as to whether or when the Rights Offering may be completed, if at all, or as to the actual size or terms of the Rights Offering.