Form 10-Q
period 2022-06-30
Great Elm Capital Corp.
filed 2022-08-04
CIK 1675033

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, the registrant had 7,601,958 shares of common stock, $0.01 par value per share, outstanding.

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
▪
the general economy, including recessionary trends, and its impact on the industries in which we invest;
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

In December 2021, Great Elm Specialty Finance, LLC (“GESF") a wholly-owned subsidiary of GECC, was formed to oversee specialty finance related investments, and Michael Keller, a seasoned professional with significant experience in specialty finance, was appointed President of GESF. We believe investments in specialty finance companies along the “continuum of lending” provide durable risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by Great Elm Capital Management, Inc. (“GECM”) is the various stages of capital that are provided to under-banked small and medium sized businesses and includes, but is not limited to inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies.

On September 27, 2016, we and GECM, our external investment manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to our external investment manager under those agreements. The Investment Management Agreement renews for successive annual periods, subject to requisite Board and/or stockholder approvals. On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of future capital gains incentive fees and reset the capital gain incentive fee and mandatory deferral periods in Sections 4.4 and 4.5, respectively, of the Investment Management Agreement to begin on April 1, 2022.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2021 and the six months ended June 30, 2022:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2021	$58,429	$(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
Quarter ended September 30, 2021	72,340	(31,640)	11.27%
Quarter ended December 31, 2021	34,184	(40,270)	10.81%
For the Year Ended December 31, 2021	214,857	(135,761)

Quarter ended March 31, 2022	27,578	(29,723)	10.38%
Quarter ended June 30, 2022	44,750	(34,014)	10.27%
For the Six Months Ended June 30, 2022	$72,328	$(63,737)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2022 and the year ended December 31, 2021. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
Beginning Investment Portfolio, at fair value	$212,149	$151,648
Portfolio Investments acquired(1)	72,328	214,857
Amortization of premium and accretion of discount, net	612	3,958
Portfolio Investments repaid or sold(2)	(63,737)	(135,761)
Net change in unrealized appreciation (depreciation) on investments	112,937	(12,922)
Net realized gain (loss) on investments	(129,687)	(9,631)
Ending Investment Portfolio, at fair value	$204,602	$212,149
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$58,009	28.35%	$47,952	22.60%
Energy Midstream	31,423	15.36%	31,815	15.00%
Chemicals	20,113	9.83%	15,058	7.10%
Metals & Mining	13,674	6.68%	13,711	6.46%
Internet Media	13,550	6.62%	11,870	5.60%
Oil & Gas Exploration & Production	11,434	5.59%	9,849	4.64%
Industrial	8,588	4.20%	7,551	3.56%
Transportation Equipment Manufacturing	7,721	3.77%	6,030	2.84%
Casinos & Gaming	6,928	3.39%	5,291	2.49%
Oil & Gas Refining	5,475	2.68%	3,030	1.43%
Hospitality	4,913	2.40%	4,085	1.93%
Food & Staples	4,264	2.08%	2,724	1.28%
Wireless Telecommunications Services	3,735	1.83%	8,137	3.84%
Aircraft	3,569	1.75%	-	-%
Restaurants	3,363	1.64%	8,310	3.92%
Energy Services	2,899	1.42%	-	-%
Apparel	2,743	1.34%	2,929	1.38%
Technology	1,191	0.58%	(158)	(0.07)%
Diversified Financial	960	0.47%	-	-%
Special Purpose Acquisition Company	34	0.02%	3,044	1.43%
IT Services	3	-%	7	0.01%
Biotechnology	3	-%	11	0.01%
Auto Manufacturer	3	-%	-	-%
Communications Equipment	2	-%	1,057	0.50%
Retail	2	-%	4,267	2.01%
Household & Personal Products	2	-%	-	-%
Consumer Finance	1	-%	-	-%
Construction Materials Manufacturing	-	-%	10,461	4.93%
Home Security	-	-%	5,590	2.63%
Healthcare Supplies	-	-%	2,869	1.35%
Consumer Services	-	-%	2,640	1.24%
Commercial Printing	-	-%	2,025	0.95%
Software Services	-	-%	1,994	0.94%
Total	$204,602	100.00%	$212,149	100.00%

Results of Operations

This “—Results of Operations” discussion should be read in conjunction with the discussion of (“COVID-19”) under “—Recent Developments—COVID 19”.

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$5,513	$1.06	$6,233	$1.59	$11,071	$2.27	$11,528	$2.95
Interest income	3,734	0.72	5,092	1.30	7,775	1.59	9,271	2.37
Dividend income	1,389	0.27	1,093	0.28	2,656	0.54	1,894	0.48
Other income	390	0.08	48	0.01	640	0.13	363	0.09
(1)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,918,039 and 3,909,221 outstanding common shares for the three and six months ended June 30, 2021, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.

Interest income has decreased primarily due to our positions in Avanti Communications Group plc (“Avanti”) which were put on non-accrual status. This resulted in us recognizing only $0.1 million in aggregate interest income for the six months ended June 30, 2022 as compared to $3.5 million in aggregate interest income during the six months ended June 30, 2021. This decrease has been partially offset by interest earned on new positions.

Dividend income for the three and six months ended June 30, 2022 increased as compared to the corresponding period in the prior year due to a higher current quarter distribution from our investments in specialty finance portfolio companies.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$4,325	$0.83	$4,130	$1.05	$3,828	$0.78	$7,921	$2.03
Management fees	771	0.15	765	0.20	1,551	0.32	1,425	0.36
Incentive fees	-	-	398	0.10	-	-	506	0.13
Incentive fee waiver	-	-	-	-	(4,854)	(0.99)	-	-
Total advisory and management fees	771	$0.15	1,163	$0.30	(3,303)	$(0.68)	1,931	$0.49
Administration fees	262	0.05	180	0.05	483	0.10	336	0.09
Directors’ fees	44	0.01	56	0.01	107	0.02	111	0.03
Interest expense	2,667	0.51	2,291	0.58	5,337	1.09	4,489	1.15
Professional services	373	0.07	251	0.06	791	0.16	676	0.17
Custody fees	14	-	13	-	28	0.01	26	-
Other	194	0.04	176	0.04	385	0.08	352	0.09
Income Tax Expense
Excise tax	-	-	-	-	101	0.02	-	-
(1)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,918,039 and 3,909,221 outstanding common shares for the three and six months ended June 30, 2021, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

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

GECM has waived all accrued and unpaid incentive fees pursuant to the Investment Management Agreement as of March 31, 2022. As of March 31, 2022, there were approximately $4.9 million of accrued and unpaid incentive fees held on our balance sheet. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the period ending March 31, 2022, resulting in a corresponding increase in net income and increase in NAV in such period (subject to any offsetting additional expenses or losses). The incentive fee waiver is not subject to recapture.

On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of future capital gains incentive fees and reset the capital gain incentive fee and mandatory deferral periods in Sections 4.4 and 4.5, respectively, of the Investment Management Agreement to begin on April 1, 2022.

Administration fees increased in the three and six months ended June 30, 2022 as compared to the corresponding period in the prior year due to increases in allocable personnel time as a result of changes in staffing. Professional services costs for the three and six months ended June 30, 2022 increased as compared to the three and six months ended June 30, 2021, primarily due to increases in third-party valuation services and an increase in other professional fees incurred in oversight and diligence of the specialty finance portfolio investments.

For the three and six months ended June 30, 2022, interest expense increased as compared to the corresponding period in the prior year as a result of the issuance of $57.5 million in aggregate principal amount of the GECCO Notes (as defined below) in June and July 2021, which was partially offset by the redemption of $30.3 million in aggregate principal amount of the 6.50% Notes due 2022 (the “GECCL Notes”) in July 2021.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(109,751)	$(21.13)	$(2,369)	$(0.61)	$(129,684)	$(26.58)	$(5,644)	$(1.44)
Gross realized gain	1,678	0.32	3,708	0.95	2,470	0.51	4,579	1.17
Gross realized loss	(111,429)	(21.45)	(6,077)	(1.55)	(132,153)	(27.09)	(10,223)	(2.62)
(1)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,918,039 and 3,909,221 outstanding common shares for the three and six months ended June 30, 2021, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

During the three months ended June 30, 2022, net realized losses were primarily driven by the restructuring of our investment in Avanti which included the write off of our investments in the Avanti second lien bonds, 1.5 lien loan and common equity resulting in realization of $110 million in previously recognized unrealized losses. Gross realized gains include $0.9 million and $0.6 million realized on the refinancing of our investment in Tensar Corporation 2nd lien secured loan and the sale of the GAC Holdco Inc. warrants, respectively.

During the six months ended June 30, 2022, gross realized losses included the losses recognized as a result of the Avanti restructuring discussed above along with additional losses of $15.9 million and $4.2 million recognized on the sale of our positions in Tru (UK) Asia Limited (“Tru Taj”) common stock and California Pizza Kitchen, Inc. (“CPK”) common stock, respectively.

During the three months ended June 30, 2021, net realized losses were primarily driven by the paydown of our investment in OPS Acquisitions Limited and Ocean Protection Services Limited (“OPS”) 1st lien secured loan, for which we recognized a realized loss of $4.1 million as a result of receiving a portion of the final expected payout at a rate significantly below par. In addition, we recognized realized losses of $1.6 million and $0.4 million on sales of our investments in CPK common stock and Tru Taj common stock, respectively. These realized losses were partially offset by realized gains of $2.3 million on our sale of Crestwood Equity Partners, LP preferred stock and $1.2 million on the termination of our investment in the Subcom, LLC (“Subcom”) 1st lien secured revolver.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$104,045	$20.03	$2,753	$0.71	$112,915	$23.15	$17,070	$4.37
Unrealized appreciation	112,487	21.65	13,851	3.54	123,327	25.28	25,901	6.63
Unrealized depreciation	(8,442)	(1.63)	(11,098)	(2.83)	(10,413)	(2.13)	(8,831)	(2.26)
(1)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.
(2)
The per share amounts are based on a weighted average of 3,918,039 and 3,909,221 outstanding common shares for the three and six months ended June 30, 2021, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Net unrealized appreciation for the three months ended June 30, 2022 is primarily due to the realization of previously recognized unrealized losses on our investments in the Avanti 2nd lien bonds, 1.5 lien notes and common equity as discussed under Realized Gains (Losses) above, resulting in the reversal of approximately $110 million in previously recognized unrealized depreciation. For the six months ended June 30, 2022, unrealized appreciation also includes approximately $15.3 million and $4.2 million in reversals of previously recognized unrealized depreciation as a result of the sales of our investments in Tru Taj common equity and CPK common equity. Unrealized depreciation for the three and six months ended June 30, 2022 also includes approximately $6.8 million of loss on our investments in Avanti Space Limited E2, F and G junior priority notes.

During the three months ended June 30, 2021, unrealized appreciation was largely driven by the paydown of our investment in OPS and sale of our investment in CPK common stock, discussed under Realized Gains (Losses) above, for which we relieved $4.1 million and $2.3 million of previously recognized unrealized losses, respectively. In addition, we recognized $2.8 million in unrealized gain on the remaining shares of CPK common stock still held and $0.8 million in unrealized gain on our investment in Prestige common stock as a result of increases in fair value as of June 30, 2021 as compared to March 31, 2021. During the three months ended June 30, 2021, net unrealized appreciation included a $6.1 million loss on our investment in Avanti 2nd lien secured bonds and a $1.6 million loss on our investment in PFS Holding Corporation (“PFS”) common stock, both as a result of decreases in fair value.

In addition to the items noted for the quarter ended June 30, 2021, unrealized appreciation for the six months ended June 30, 2021 includes $3.5 million and $1.5 million in increase in the fair value of our investments in Tru Taj common stock and Crestwood preferred equity, respectively. Unrealized depreciation for the six months ended June 30, 2021, includes decreases in fair value of $3.8 million and $1.8 million on our investments in PFS common stock and Avanti 2nd lien secured bonds, respectively. In addition, we recognized unrealized loss of $1.2 million on our investment in Subcom 1st lien secured revolver due to the termination of the revolver and reversal of previously recognized unrealized gains, as noted under the discussion of realized gains above.

Liquidity and Capital Resources

This “—Liquidity and Capital Resources” discussion should be read in conjunction with the discussion of COVID-19 under “—Recent Developments—COVID 19”.

We generate liquidity through our operations with cash received from investment income and sales and paydowns on investments. Such proceeds are generally reinvested in new investment opportunities, distributed to shareholders in the form of dividends, or used to pay operating expenses. We also receive proceeds from our issuances of notes payable and our revolving credit facility and from time to time may raise additional equity capital. See “—Revolver” and “—Notes Payable” below for more information regarding our outstanding credit facility and notes.

At June 30, 2022, we had approximately $1.7 million of cash and cash equivalents and approximately $32.4 million of money market fund investments at fair value. At June 30, 2022, we had investments in 47 debt instruments across 41 companies, totaling approximately $153.4 million at fair value and 114 equity investments in 114 companies, totaling approximately $51.2 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2022, we had approximately $20.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our June 30, 2022 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $37.5 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $39.0 million, reflecting payments for additional investments of $99.7 million, offset by proceeds from principal repayments and sales of $60.7 million. Such amounts include draws and repayments on revolving credit facilities.

For the six months ended June 30, 2022, net cash provided by financing activities was $30.1 million, consisting of $36.2 million in proceeds from the rights offering, net of related expenses, offset by approximately $6.2 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and cash obligations as of June 30, 2022 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Total	$145,933	$-	$88,433	$57,500	$-

See “—Revolver” and “—Notes Payable” below for more information regarding our outstanding credit facility and notes.

We have certain contracts under which we have material future commitments. Under the Investment Management Agreement, GECM provides investment advisory services to us. For providing these services, we pay GECM a fee, consisting of two components: (1) a base management fee based on the average value of our total assets and (2) an incentive fee based on our performance. On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of future capital gains incentive fees and reset the capital gain incentive fee and mandatory deferral periods in Sections 4.4 and 4.5, respectively, of the Investment Management Agreement to begin on April 1, 2022.

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate ("SOFR") plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. As of June 30, 2022, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended (the "Investment Company Act"). In May 2022, the Loan Agreement was amended to require an asset coverage equal to or greater than 150% as of the last day of each fiscal quarter except for the fiscal quarters ending March 31, 2022 and June 30, 2022. In addition, the interest rate was amended to replace London Interbank Offered Rate ("LIBOR") with SOFR.

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of June 30, 2022 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCN Notes outstanding as of June 30, 2022 is $42.8 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of June 30, 2022 is $57.5 million.

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

As of June 30, 2022, our asset coverage ratio was approximately 166.9%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Share Price Data

The following table sets forth: (i) NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the Nasdaq Global Market during the applicable period, (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant period, and (iv) the distributions per share of our common stock declared during the applicable period. Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to NAV is separate and distinct from the risk that our NAV will decrease. During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 59.9% premium to NAV and as low as a 51.0% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2022
Third Quarter (through July 29, 2022)	N/A	$12.70	$12.27	--	--	$0.45
Second Quarter	$12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
Fiscal year ending December 31, 2021
Fourth Quarter	$16.63	$21.12	$18.24	27.0%	9.7%	$0.60
Third Quarter	22.17	21.84	19.50	(1.5)%	(12.)%	0.60
Second Quarter	23.40	23.04	19.26	(1.5)%	(17.7)%	0.60
First Quarter	23.36	24.18	18.24	3.5%	(21.9)%	0.60
Fiscal year ending December 31, 2020
Fourth Quarter	$20.74	$24.36	$15.06	17.5%	(27.4)%	$1.50
Third Quarter	33.16	31.86	19.56	(3.9)%	(41.)%	1.50
Second Quarter	30.59	29.70	15.00	(2.9)%	(51.)%	1.50
First Quarter	30.32	48.48	15.72	59.9%	(48.2)%	1.50
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

(3)
We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions (net of any applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. In accordance with the terms of the dividend reinvestment plan, during 2021, a total of (i) 51,029 shares of our common stock were purchased in the open market by our plan administrator and (ii) 26 shares were purchased from the Company by our plan administrator. See “Dividend Reinvestment Plan” in this prospectus.

For all periods presented in the table above, there was no return of capital included in any distribution.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to NAV is separate and distinct from the risk that our NAV will decrease. During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 59.9% premium to NAV and as low as a 51.0% discount to NAV.

The last reported closing price for our common stock on July 29, 2022 was $12.45 per share. As of July 29, 2022, we had 10 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2020:

Record Date	Payment Date	Distribution Per Share Declared(1)
January 31, 2020	February 14, 2020	$0.498
February 28, 2020	March 13, 2020	$0.498
April 30, 2020	May 15, 2020	$0.498
May 29, 2020	June 15, 2020	$0.498
June 30, 2020	July 15, 2020	$0.498
July 31, 2020	August 21, 2020	$0.498
August 31, 2020	September 21, 2020	$0.498
September 30, 2020	October 21, 2020	$0.498
October 31, 2020	November 20, 2020	$0.498
November 30, 2020	December 21, 2020	$0.498
March 15, 2021	March 31, 2021	$0.60
June 15, 2021	June 30, 2021	$0.60
September 15, 2021	September 30, 2021	$0.60
December 15, 2021	December 31, 2021	$0.60
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45

(1)
Per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

Recent Developments

Our Board set the distribution for the quarter ending December 31, 2022 at a rate of $0.45 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by us pursuant to authority granted by our Board. The December distribution will be paid in cash, so long as our asset coverage ratio is 150% or greater at the time of the payment of such distribution. As of June 30, 2022, our asset coverage ratio was approximately 166.9%.

Incentive Fee Waiver

On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of future capital gains incentive fees and reset the capital gain incentive fee and mandatory deferral periods in Sections 4.4 and 4.5, respectively, of the Investment Management Agreement to begin on April 1, 2022.

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

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, approximately $53.9 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. Although the U.S. Federal Reserve and other central banks have begun to raise interest rates in response to inflationary trends, a prolonged period of historically low interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 36 debt investments in our portfolio bore interest at a fixed rate, and the remaining 13 debt investments were at variable rates, representing approximately $134.5 million and $53.9 million in principal debt, respectively. As of December 31, 2021, 26 debt investments in our portfolio bore interest at a fixed rate, and the remaining 18 debt investments were at variable rates, representing approximately $148.0 million and $86.0 million in principal debt, respectively. The variable rates are generally based upon the LIBOR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of June 30, 2022. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$1,616
2.00%	1,077
1.00%	539
-1.00%	(275)
-2.00%	(408)
-3.00%	(502)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at June 30, 2022, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. A description of our legal proceedings is included in Note 7 of the unaudited consolidated financial statements attached to this report.

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

GREAT ELM CAPITAL CORP.

Date: August 4, 2022	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: August 4, 2022	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

		June 30, 2022	December 31, 2021
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $158,910 and $175,800, respectively)		$152,446	$164,203
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $132,327 and $199,995, respectively)		132,306	199,995
Affiliated investments, at fair value (amortized cost of $13,439 and $129,936, respectively)		2,684	10,861
Controlled investments, at fair value (amortized cost of $45,553 and $32,649, respectively)		49,472	37,085
Total investments		336,908	412,144

Cash and cash equivalents		1,728	9,132
Restricted cash		-	13
Receivable for investments sold		3,823	766
Interest receivable		2,261	1,811
Dividends receivable		1,335	1,540
Due from portfolio company		23	136
Due from affiliates		37	17
Deferred financing costs		305	376
Prepaid expenses and other assets		80	379
Total assets		$346,500	$426,314

Liabilities
Notes payable (including unamortized discount of $3,360 and $3,935, respectively)		$142,573	$141,998
Payable for investments purchased		105,275	203,575
Interest payable		57	29
Accrued incentive fees payable		-	4,854
Due to affiliates		985	1,012
Accrued expenses and other liabilities		4	290
Total liabilities		$248,894	$351,758

Commitments and contingencies (Note 7)		$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 7,601,958 shares issued and outstanding and 4,484,278 shares issued and outstanding, respectively)	(1)	$76	$45
Additional paid-in capital		284,359	245,531
Accumulated losses		(186,829)	(171,020)
Total net assets		$97,606	$74,556
Total liabilities and net assets		$346,500	$426,314
Net asset value per share	(1)	$12.84	$16.63
(1)
Authorized, issued and outstanding shares of common stock and net asset value per share have been adjusted for the periods prior to February 28, 2022 to reflect the six-for-one reverse stock split effected on that date on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$3,016	$2,983	$6,275	$5,425
Non-affiliated, non-controlled investments (PIK)		223	68	469	98
Affiliated investments		22	324	43	584
Affiliated investments (PIK)		-	1,568	58	3,007
Controlled investments		473	149	930	157
Total interest income		3,734	5,092	7,775	9,271
Dividend income from:
Non-affiliated, non-controlled investments		454	453	957	934
Controlled investments		935	640	1,699	960
Total dividend income		1,389	1,093	2,656	1,894
Other income from:
Non-affiliated, non-controlled investments		390	48	640	81
Affiliated investments (PIK)		-	-	-	282
Total other income		390	48	640	363
Total investment income		$5,513	$6,233	$11,071	$11,528

Expenses:
Management fees		$771	$765	$1,551	$1,425
Incentive fees		-	398	-	506
Administration fees		262	180	483	336
Custody fees		14	13	28	26
Directors’ fees		44	56	107	111
Professional services		373	251	791	676
Interest expense		2,667	2,291	5,337	4,489
Other expenses		194	176	385	352
Total expenses		$4,325	$4,130	$8,682	$7,921
Incentive fee waiver		-	-	(4,854)	-
Net expenses		4,325	4,130	$3,828	$7,921
Net investment income before taxes		$1,188	$2,103	$7,243	$3,607
Excise tax		$-	$-	$101	$-
Net investment income		$1,188	$2,103	$7,142	$3,607

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$1,033	$1,683	$(18,900)	$(1,732)
Affiliated investments		(110,784)	(4,052)	(110,784)	(4,052)
Controlled investments		-	-	-	140
Total net realized gain (loss)		(109,751)	(2,369)	(129,684)	(5,644)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		(11,424)	7,706	5,112	17,196
Affiliated investments		116,009	(5,777)	108,320	(1,494)
Controlled investments		(540)	824	(517)	1,368
Total net change in unrealized appreciation (depreciation)		104,045	2,753	112,915	17,070
Net realized and unrealized gains (losses)		$(5,706)	$384	$(16,769)	$11,426
Net increase (decrease) in net assets resulting from operations		$(4,518)	$2,487	$(9,627)	$15,033

Net investment income per share (basic and diluted):	(1)	$0.23	$0.54	$1.46	$0.92
Earnings per share (basic and diluted):	(1)	$(0.87)	$0.63	$(1.97)	$3.85
Weighted average shares outstanding (basic and diluted):	(1)	5,194,910	3,918,039	4,878,439	3,909,221

(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$1,188	$2,103	$7,142	$3,607
Net realized gain (loss)	(109,751)	(2,369)	(129,684)	(5,644)
Net change in unrealized appreciation (depreciation) on investments	104,045	2,753	112,915	17,070
Net increase (decrease) in net assets resulting from operations	(4,518)	2,487	(9,627)	15,033

Distributions to stockholders:
Distributions(1)	(3,421)	(2,351)	(6,182)	(4,701)
Total distributions to stockholders	(3,421)	(2,351)	(6,182)	(4,701)

Capital transactions:
Issuance of common stock, net	36,259	-	38,859	-
Fractional shares redeemed for cash in lieu of reverse stock split	-	-	-	-
Common stock distributed	-	-	-	1,720
Net increase (decrease) in net assets resulting from capital transactions	36,259	-	38,859	1,720
Total increase (decrease) in net assets	28,320	136	23,050	12,052
Net assets at beginning of period	$69,286	$91,531	$74,556	$79,615
Net assets at end of period	$97,606	$91,667	$97,606	$91,667

Capital share activity(2)
Shares outstanding at the beginning of the period	4,601,391	3,918,038	4,484,278	3,838,242
Issuance of common stock	3,000,567	-	3,117,684	-
Fractional shares redeemed for cash in lieu of reverse stock split	-		(4)	-
Common stock distributed	-	-	-	79,796
Shares outstanding at the end of the period	7,601,958	3,918,038	7,601,958	3,918,038

(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(9,627)	$15,033
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(67,275)	(50,228)
Net change in short-term investments	(32,406)	(44,994)
Capitalized payment-in-kind interest	(677)	(3,242)
Proceeds from sales of investments	29,969	32,281
Proceeds from principal payments	30,711	27,663
Net realized (gain) loss on investments	129,684	5,644
Net change in unrealized (appreciation) depreciation on investments	(112,915)	(17,070)
Amortization of premium and accretion of discount, net	(612)	(1,869)
Net realized gain on repurchase of debt	-	-
Amortization of discount (premium) on long term debt	654	508
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(450)	(562)
(Increase) decrease in dividends receivable	205	(640)
(Increase) decrease in due from portfolio company	113	114
(Increase) decrease in due from affiliates	(20)	-
(Increase) decrease in prepaid expenses and other assets	305	207
Increase (decrease) in due to affiliates	(4,881)	647
Increase (decrease) in interest payable	28	87
Increase (decrease) in accrued expenses and other liabilities	(286)	(113)
Net cash provided by (used for) operating activities	(37,480)	(36,534)
Cash flows from financing activities
Issuance of notes payable	-	48,347
Proceeds from issuance of common stock	37,507	-
Payments of deferred financing costs	(1,262)	(342)
Distributions paid	(6,182)	(4,892)
Net cash provided by (used for) financing activities	30,063	43,113
Net increase (decrease) in cash	(7,417)	6,579
Cash and cash equivalents and restricted cash, beginning of period	9,145	53,182
Cash and cash equivalents and restricted cash, end of period	$1,728	$59,761

Supplemental disclosure of non-cash financing activities:
Common stock distributed	$-	$1,720
Common stock issued in-kind	$2,600	$-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$128	$-
Cash paid for interest	$4,646	$3,894

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,728	$9,132
Restricted cash	-	$13
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$1,728	$9,145

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$59,761	$52,582
Restricted cash	-	600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$59,761	$53,182

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2022

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
AgroFresh Inc. One Washington Square, 510-530 Walnut Street, Suite 1350, Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan	6	1M L + 6.25%, 7.25% Floor (7.92%)	03/31/2021	12/31/2024	4,425	4,408	4,330
American Tower Corporation 116 Huntington Avenue Boston, MA 02116	Wireless Telecommunications Services	Corporate Bond	10	3.50%	06/24/2022	01/31/2023	3,000	3,001	2,999
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	3,000	2,650	2,046
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority E2 Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	1,212	1,138	121
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority F Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	4,803	4,552	113
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority G Notes	6, 7, 9, 10	12.50%	04/13/2022	10/13/2024	1,413	1,339	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	6, 8, 10	n/a	04/13/2022	n/a	1,722	-	-	1.72%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien Secured Bond	7, 10	8.25%	02/04/2022	10/31/2026	4,500	3,884	3,569
Cleaver-Brooks, Inc. 221 Law Street Thomasville, GA 31792	Industrial	Secured Bond		7.88%	05/05/2021	03/01/2023	5,000	4,985	4,650
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Energy Midstream	Class A Preferred Equity Units	10	9.25%	06/19/2020	n/a	905,000	5,413	8,236	1.29%
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan		3M L + 7.50%, 8.25% Floor (9.75%)	03/31/2021	04/30/2028	2,475	2,454	2,412
Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	19.03%	03/24/2022	06/24/2026	2,100	2,130	2,100

Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	6, 10	9.75%	07/01/2021	n/a	250,000	5,275	4,919	*
FTAI Infrastructure Inc. 1345 Avenue of the Americas, 45th Floor New York, NY 10105	Industrial	1st Lien Secured Note	10	10.50%	06/29/2022	06/01/2027	2,000	1,892	1,892
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan		3M L + 8.50%, 9.50% Floor (9.74%)	03/24/2021	03/30/2028	8,000	7,858	7,710
Ford Motor Credit Co LLC One American Road Dearborn, MI 48126	Diversified Financial	Unsecured Note	10	4.25%	06/23/2022	09/20/2022	962	963	960
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Term Loan	6	3M L + 8.00%, 9.50% Floor (10.25%)	07/29/2021	06/30/2027	6,083	6,122	6,083
Forum Energy Technologies, Inc. 10344 Sam Houston Park Drive, Suite 300 Houston, TX 77064	Energy Services	Convertible Bond	7	9.00%	05/09/2022	08/04/2025	3,100	2,984	2,899
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	Corporate Bond	10	12.00%	07/27/2021	08/15/2025	3,598	3,598	3,814
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver	6	3M L+ 4.75% (6.04%)	01/27/2020	11/17/2023	-	(54)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	8,026	-	-
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	6	16.83%	12/22/2021	05/22/2026	1,715	1,739	1,724
Kinetik Holdings Inc. 2700 Post Oak Blvd., Suite 300 Houston, TX 77056	Energy Midstream	Preferred Equity	6	7.00%	11/24/2021	n/a	6,766	7,648	7,868	*
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	8.44%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver	4, 6, 10	Prime + 1.25%, 1.25% Floor (6.00%)	09/20/2021	09/20/2023	2,174	2,174	2,174
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	2,826	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	7,640	62.87%

Levy/Stormer 905 South Boulevard East Rochester Hills, MI 48307	Specialty Finance	Loan	6	12.50%	05/13/2021	12/14/2022	750	777	750
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Corporate Bond		9.00%	05/17/2022	07/01/2028	2,000	1,828	1,580
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	Term Loan		6M L + 7.00%, 8.00% Floor (9.87%)	06/30/2021	07/15/2027	2,944	2,878	2,743
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Note		11.50%	12/09/2020	02/28/2025	6,000	6,106	5,911
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	Term Loan B	6	3M L + 7.50%, 8.50% Floor (9.07%)	11/16/2021	09/03/2026	4,724	4,645	4,516
MicroStrategy Incorporated 1850 Towers Crescent Plaza Tysons Corner, VA 22182	Technology	1st Lien Unsecured Note	10	6.13%	06/28/2022	06/15/2028	2,000	1,648	1,593
Natural Resource Partners LP 1201 Louisiana Street, Suite 3400 Houston, TX 77002	Metals & Mining	Unsecured Notes		9.13%	06/12/2020	06/30/2025	7,462	6,966	7,591
Newfold Digital Inc. 5335 Gate Parkway Jacksonville, FL 32256	Internet Media	Unsecured Note		6.00%	06/28/2022	02/15/2029	2,000	1,480	1,443
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Note	10	7.75%	10/30/2020	12/15/2025	3,000	2,654	2,836
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien Secured Note	10	12.88%	05/17/2022	01/15/2026	2,383	2,641	2,639
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	6	3M L + 4.25%, 4.25% Floor (6.54%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/24/2020	07/01/2024	4,375	-	(402)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	5, 6	3M L + 7.00%, 8.00% Floor (8.51%)	11/13/2020	11/13/2024	1,060	1,060	920
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	1,764	5.24%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	6	Prime + 6.50%, 6.50% Floor (11.25%)	11/22/2021	12/31/2024	2,000	2,000	1,995

Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Secured Note	4, 6, 10	11.00%	06/15/2021	06/15/2023	3,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,786	11,792	80.00%
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	6	Prime + 3.50%, 2.50% Floor (8.25%)	01/29/2019	12/20/2022	5,263	5,159	4,983
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	12/20/2022	4,737	-	(253)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	6	6M L + 9.50%, 10.50% Floor (10.50%)	05/20/2019	12/20/2025	8,000	7,961	7,375
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Secured Loan	6, 7	1M L + 12.00%, 13.25% Floor (13.25%), (7.25% Cash + 6.00% PIK)	02/24/2021	02/24/2025	2,377	2,377	2,375
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	988	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East Suite 320 Los Angeles, CA 90067	Food & Staples	Corporate Bond		6.63%	06/24/2022	05/01/2029	2,000	1,625	1,580
Sprint Communications 6200 Sprint Parkway Overland Park, KS 66251	Wireless Telecommunications Services	Unsecured Note	10	6.00%	06/24/2022	11/15/2022	500	504	502
Sprout Holdings, LLC 90 Merrick Ave, East Meadow, NY 11554	Specialty Finance	Receivable	6	11.50%	06/23/2021	06/23/2023	2,000	2,000	1,968
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Secured Note	4, 6	11.00%	02/03/2022	05/01/2025	7,500	7,500	7,500
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6	n/a	02/03/2022	n/a	3,280,000	7,843	7,366	80.00%
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Corporate Bond		8.50%	10/19/2021	10/15/2026	5,000	4,779	4,489
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Corporate Bond	10	9.50%	05/13/2021	03/15/2024	5,000	4,978	4,913

TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	721	2	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	6, 7	14.28%	09/30/2021	09/29/2026	6,876	6,767	7,097
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	6, 7	14.28%	09/30/2021	09/29/2026	2,651	2,598	2,427
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	545	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	Term Loan		3M L + 8.25%, 9.25% Floor (9.25%)	06/08/2021	10/26/2025	4,333	4,238	4,134
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	Corporate Bond	10	9.75%	05/05/2021	11/01/2023	8,000	7,687	7,620
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
Accelerate Acquisition Corp. 51 John F Kennedy Parkway Short Hills, NJ 07078	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	10,000	12	2	*
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	2	*
Advanced Merger Partners Inc 555 West 57th Street, Suite 1326 New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	666	1	-	*
Agile Growth Corp Riverside Center 275 Grove Street, Suite 2-400 Newton, MA 02466	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	652	1	-	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	4	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*

ArcLight Clean Transition Corp 200 Clarendon Street, 55th Floor Boston, MA 02116	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	400	1	1	*
Arctos NorthStar Acquisition Corp. 2021 McKinney Avenue, Suite 200 Dallas, TX 75201	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	125	-	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	5	*
Atlas Crest Investment Corp. II 399 Park Avenue New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/04/2021	n/a	1,250	1	-	*
Austerlitz Acquisition Corp. I 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	12,500	12	3	*
Austerlitz Acquisition Corp. II 1701 Village Center Circle Las Vegas, NV 89134	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	12,500	12	2	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	3	*
Biote Corp. 1875 W. Walnut Hill Ln #100 Irving, TX 75038	Healthcare	Warrants	8, 10	n/a	03/02/2021	n/a	400	-	-	*
Cartesian Growth Corporation 505 5th Avenue, 15th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	1,666	1	1	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VI 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	2	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*

Climate Real Impact Solutions II Acquisition Corporation 300 Carnegie Center, Suite 150 Princeton, NJ 08540	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,000	2	-	*
Colicity Inc 2300 Carillon Point Kirkland, WA 98033	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	2,000	3	1	*
Colonnade Acquisition Corp II 1400 Centrepark Blvd, Suite 810 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,000	2	-	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	-	*
D & Z Media Acquisition Corp 2870 Peachtree Road NW, Suite 509 Atlanta, GA 30305	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	166	-	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	1	*
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	-	*
ESM Acquisition Corp 2229 San Felipe, Suite 1300 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	6,630	7	1	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	1	*
Fast Radius, Inc. 113 N. May St. Chicago , IL 60607	Industrial	Warrants	8, 10	n/a	02/09/2021	n/a	625	1	-	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Figure Acquisition Corp I 650 California Street, Suite 2700 San Francisco, CA 94108	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	937	1	-	*

FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
First Reserve Sustainable Growth Corp. 262 Harbor Drive, 3rd Floor Stamford, CT 06902	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	5,000	6	1	*
Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Fortistar Sustainable Solutions Corp. 1 North Lexington Avenue White Plains, NY 10601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,250	1	-	*
Fortress Value Acquisition Corp. IV 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,000	1	-	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	1	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Frontier Acquisition Corp 660 Madison Avenue, 19th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	2,500	3	1	*
FTAC Athena Acquisition Corp. 2929 Arch Street, Suite 1703 Philadelphia, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	1,250	1	-	*
FTAC Hera Acquisition Corp. 2929 Arch Street, Suite 1703 Quakertown, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	100	-	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
G Squared Ascend I Inc. 205 North Michigan Avenue, Suite 3770 Chicago, IL 60601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,000	1	-	*

Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	3	*
Gores Holdings VII, Inc. 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	625	1	-	*
Gores Holdings VIII, Inc. 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/25/2021	n/a	312	-	-	*
Gores Technology Partners II, Inc 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	400	-	-	*
Gores Technology Partners, Inc 6260 Lookout Road Boulder, CO 80301	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	400	-	-	*
Grove Collaborative Holdings, Inc. 1301 Sansome Street San Francisco, CA 94111	Household & Personal Products	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	2	*
Hudson Executive Investment Corp. II 570 Lexington Avenue, 35th Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	125	-	-	*
Hudson Executive Investment Corp. III 570 Lexington Avenue, 35th Floor New York, NY	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	100	-	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	2	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
Kismet Acquisition Three Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	4,133	3	-	*
KKR Acquisition Holdings I Corp. 30 Hudson Yards, Suite 7500 New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	2,000	3	1	*

L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	1	*
Lazard Growth Acquisition Corp 30 Rockefeller Plaza New York, NY 10112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Liberty Media Acquisition Corporation 12300 Liberty Blvd Englewood, CO 80112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	100	-	-	*
Live Oak Mobility Acquisition Corp. 4921 William Arnold Road Memphis, TN 38117	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	400	1	-	*
Longview Acquisition Corp. II 767 Fifth Avenue, 44th Floor New York, NY 10153	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	2,000	3	-	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	-	*
Mission Advancement Corp. 2525 East Camelback Road, Suite 850 Phoenix, AZ 85016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/03/2021	n/a	1,333	1	-	*
New Vista Acquisition Corp. 125 South Wacker Drive, Suite 300 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	166	-	-	*
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*

One Equity Partners Open Water I Corp. 510 Madison Avenue, 19th Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	8,000	6	1	*
Orion Acquisition Corp. 767 5th Avenue, 44th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	3,500	3	-	*
Oyster Enterprises Acquisition Corp. 777 South Flagler Drive, Suite 800W West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/20/2021	n/a	12,500	7	2	*
Pathfinder Acquisition Corp 1950 University Avenue, Suite 350 Palo Alto, CA 94303	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	-	*
Peridot Acquisition Corp. II 2229 San Felipe Street, Suite 1450 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/09/2021	n/a	2,000	3	-	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	-	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	-	*
Polestar Automotive Holding UK PLC Assar Gabrielssons Väg 9 405 31 Göteborg, Sweden	Auto Manufacturer	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	3	*
Primavera Capital Acquisition Corporation 41/F Gloucester Tower 15 Queen's Road Central Hong Kong	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/22/2021	n/a	5,000	6	1	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	-	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	1	*

RXR Acquisition Corp. 625 RXR Plaza Uniondale, NY 11556	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	2,000	2	-	*
Sandbridge X2 Corp 725 5th Avenue, 23rd Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	666	1	-	*
Science Strategic Acquisition Corp. Alpha 1447 2nd Street Santa Monica, CA 90401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	191	-	-	*
ScION Tech Growth II 10 Queen St Place, 2nd Floor London, UK EC4R 1BE	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	166	-	-	*
Silver Spike Acquisition Corp II 660 Madison Avenue, Suite 1600 New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,000	6	-	*
Simon Property Group Acquisition Holdings, Inc. 225 West Washington Street Indianapolis, IN 46204	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	500	1	-	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	-	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*
Supernova Partners Acquisition Company III, Ltd. 4301 50th Street NW, Suite 300 PMB 1044 Washington, DC 20016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	80	-	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Tailwind International Acquisition Corp. 150 Greenwich Street, 29th Floor New York, NY 10006	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	4,166	3	-	*
TCW Special Purpose Acquisition Corp. 865 South Figueroa Street Los Angeles, CA 90017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	133	-	-	*
Tech and Energy Transition Corporation 125 West 55th Street New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	666	1	-	*

Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	2	*
Tishman Speyer Innovation Corp. II Rockefeller Center 45 Rockefeller Plaza New York , NY 10111	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	1,000	1	-	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	-	*
Tribe Capital Growth Corp I 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	7	*
USHG Acquisition Corp. 853 Broadway, 17th Floor New York, NY 10003	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/25/2021	n/a	833	1	-	*
Velocity Acquisition Corp. 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	166	-	-	*
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	3	*
Warburg Pincus Capital Corp I-A 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Warburg Pincus Capital Corp I-B 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Total Investments in Special Purpose Acquisition Companies								275	61
Total Investments excluding Short-Term Investments (209.62% of Net Assets)								217,902	204,602
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	06/29/2022	09/30/2022	100,000	99,919	99,898
GS Financial Square Treasury Obligations Fund	Short-Term Investments	Money Market					32,407,667	32,408	32,408
Total Short-Term Investments (135.55% of Net Assets)								132,327	132,306
TOTAL INVESTMENTS (345.17% of Net Assets)								$350,229	$336,908
Other Liabilities in Excess of Assets (245.17% of Net Assets)									$(239,302)
NET ASSETS									$97,606

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 1.79%. The three-month (“3M”) LIBOR as of period end was 2.29%. The six-month (“6M”) LIBOR as of period end was 2.94%. The prime rate as of period end was 4.75%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2022, the Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind ("PIK") interest rates. As of June 30, 2022, each of the Avanti Space Limited secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual. As of June 30, 2022, Avation Capital SA secured bond and Forum Energy Technologies, Inc have the option to pay in kind but currently pay cash and the rates above reflects the cash interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 23.52% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $10,742; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $24,063; the net unrealized depreciation was $13,321; the aggregate cost of securities for Federal income tax purposes was $350,230.

* Represents less than 1%.

As of June 30, 2022, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$153,421	157.18%
Equity	51,181	52.44%
Short-Term Investments	132,306	135.55%
Total	$336,908	345.17%

As of June 30, 2022, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$329,275	337.35%
Canada	3,814	3.91%
Asia/Oceania	9	0.01%
Europe	3,810	3.90%
Total	$336,908	345.17%

As of June 30, 2022, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$58,009	59.43%
Energy Midstream	31,423	32.19%
Chemicals	20,113	20.61%
Metals & Mining	13,674	14.01%
Internet Media	13,550	13.88%
Oil & Gas Exploration & Production	11,434	11.72%
Industrial	8,588	8.80%
Transportation Equipment Manufacturing	7,721	7.91%
Casinos & Gaming	6,928	7.10%
Oil & Gas Refining	5,475	5.61%
Hospitality	4,913	5.03%
Food & Staples	4,264	4.37%
Wireless Telecommunications Services	3,735	3.83%
Aircraft	3,569	3.66%
Restaurants	3,363	3.45%
Energy Services	2,899	2.97%
Apparel	2,743	2.81%
Technology	1,191	1.22%
Diversified Financial	960	0.98%
Special Purpose Acquisition Company	34	0.04%
Auto Manufacturer	3	0.00%
IT Services	3	0.00%
Biotechnology	3	0.00%
Household & Personal Products	2	0.00%
Communications Equipment	2	0.00%
Retail	2	0.00%
Consumer Finance	1	0.00%
Short-Term Investments	132,306	135.55%
Total	$336,908	345.17%

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

The Company has accrued $101 of excise tax expense for the six months ended June 30, 2022. The Company accrued $48 of excise tax expense for the year ended December 31, 2021.

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

For the three and six months ended June 30, 2022 management fees amounted to $771 and $1,551, respectively. For the three and six months ended June 30, 2021 management fees amounted to $765 and $1,425, respectively. As of June 30, 2022 and December 31, 2021, $770 and $881, respectively, remained payable.

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

In March 2022, GECM waived all accrued and unpaid incentive fees as of March 31, 2022. As of March 31, 2022, there were approximately $4.9 million of accrued fees. In connection with the waiver, the Company recognized the reversal of these accrued fees during the period ending March 31, 2022, resulting in a corresponding increase in net income in that period. The incentive fee waiver is not subject to recapture.

For the six months ended June 30, 2022 and 2021, the Company incurred Income Incentive Fees of $(4,854), inclusive of the incentive fee waiver as of March 31, 2022, and $506, respectively. As of June 30, 2022 there were no incentive fees payable. As of December 31, 2021, $4,854 of Income Incentive Fees remained payable and none was immediately payable after calculating the total return requirement. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above had they not been waived by GECM as of June 30, 2022. For the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not have any Capital Gains Incentive Fees accrual.

On August 1, 2022, the Company's stockholders approved a proposal to amend the Capital Gains Incentive Fee and mandatory deferral provisions in sections 4.4 and 4.5, respectively, of the Investment Management Agreement. The amendment amended (i) section 4.4 of the Investment Management Agreement to provide that (x) the capital gains commencement date shall be April 1, 2022 and (y) for the year ending December 31, 2022, the Capital Gains Incentive Fee shall be calculated for the period beginning on the Capital Gains Commencement Date and ending on December 31, 2022 and (ii) section 4.5 of the Investment Management Agreement to provide that (x) the Trailing Twelve Quarters shall commence April 1, 2022 (the “Mandatory Deferral Commencement Date”) and (y) in the event the Trailing Twelve Quarters is less than twelve full calendar quarters, Trailing Twelve Quarters shall mean the period from the Mandatory Deferral Commencement Date through the quarter ending on or prior to the date such Income Incentive Fee payment is to be made.

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

For the three and six months ended June 30, 2022, the Company incurred expenses under the Administration Agreement of $262 and $483, respectively. For the three and six months ended June 30, 2021, the Company incurred expenses under the Administration Agreement of $180 and $336, respectively. As of June 30, 2022 and December 31, 2021, $215 and $131 remained payable, respectively.

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

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$82,525	$70,896	$153,421
Equity/Other	8,297	-	42,884	51,181
Short Term Investments	132,306	-	-	132,306
Total investment assets	$140,603	$82,525	$113,780	$336,908

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$44,858	$104,936	$149,794
Equity/Other	12,164	1,103	49,088	62,355
Short Term Investments	199,995	-	-	199,995
Total investment assets	$212,159	$45,961	$154,024	$412,144

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2022
Debt	$104,936	$(18,385)	$27,719	$(59,200)	$48,751	$(33,161)	$236	$70,896
Equity/Other	49,088	-	8,163	(69,610)	68,933	(13,690)	-	42,884
Total investment assets	$154,024	$(18,385)	$35,882	$(128,810)	$117,684	$(46,851)	$236	$113,780

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2021
Debt	$85,865	$-	$118,965	$(13,067)	$(19,544)	$(70,373)	$3,090	$104,936
Equity/Other	26,191	-	24,476	(2,276)	4,907	(4,210)	-	49,088
Total investment assets	$112,056	$-	$143,441	$(15,343)	$(14,637)	$(74,583)	$3,090	$154,024
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
(2)
The net change in unrealized appreciation relating to Level 3 assets still held at June 30, 2022 totaled $(8,717) consisting of the following: $(8,135) related to debt investments and $(582) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2021 totaled $(27,528) consisting of the following: $(31,826) related to debt investments and $4,298 relating to equity/other.

Four investments with an aggregate fair value of $18,385 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2022.

There were no transfers into or out of Level 3 during the year ended December 31, 2021.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2022 and December 31, 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$42,909	Income Approach	Discount Rate	9.48% - 22.57% (14.88%)
	22,907	Income Approach	Discount Rate	21.75% - 33.50% (30.50%)
		Market Approach	Earnings Multiple	1.30 - 5.00 (4.22)
	4,327	Income Approach	Implied Yield	4.18% - 12.92% (9.89%)
	750	Asset Recovery/Liquidation
Total Debt	$70,893

Equity/Other	$26,798	Income Approach	Discount Rate	21.75% - 33.50% (29.81%)
		Market Approach	Earnings Multiple	1.30 -5.00 (4.05)
	12,787	Income Approach	Discount Rate	11.51% - 17.79% (13.93%)
	3,297	Market Approach	Earnings Multiple	0.13 - 7.75 (3.15)
	2	Asset Recovery / Liquidation (3)
Total Equity/Other	$42,884

As of December 31, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$20,070	Market Approach	Earnings Multiple	1.00 - 5.25 (3.28)
		Income Approach	Discount Rate	17.50% - 32.50% (27.68%)
	83,321	Income Approach	Discount Rate	7.05% - 65.41% (13.16%)
	(288)	Income Approach	Implied Yield	4.02% - 6.87% (4.97%)
	1,833	Recent Transaction
Total Debt	$104,936

Equity/Other	$31,050	Market Approach	Earnings Multiple	0.16 - 14.50 (5.44)
		Income Approach	Discount Rate	14.00% - 32.50% (25.54%)
	5,238	Market Approach	Earnings Multiple	0.13 - 7.25 (2.01)
	12,579	Income Approach		11.51% - 13.39% (11.60%)
	221	Asset Recovery / Liquidation(3)
Total Equity/Other	$49,088
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

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate ("SOFR") plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. As of June 30, 2022, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In May 2022, the Loan Agreement was amended to require an asset coverage equal to or greater than 150% as of the last day of each fiscal quarter except for the fiscal quarters ending March 31, 2022 and June 30, 2022. In addition, the interest rate was amended to replace the London Interbank Offered Rate with SOFR.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

June 30, 2022
GECCM Notes	$45,610	$1,669	N/A	$1.00
GECCN Notes	42,823	1,669	N/A	1.00
GECCO Notes	57,500	1,669	N/A	1.01
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

As of June 30, 2022, the Company’s asset coverage ratio was approximately 166.9%.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Indenture.

For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Borrowing interest expense	$2,340	$2,022	$4,683	$3,981
Amortization of acquisition premium	327	269	654	508
Total	$2,667	$2,291	$5,337	$4,489
Weighted average interest rate(1)	7.33%	7.46%	7.37%	7.49%
Average outstanding balance	$145,933	$123,122	$145,933	$120,936
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

	June 30, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$44,242
Unsecured Debt - GECCN Notes	42,823	42,823	41,281
Unsecured Debt - GECCO Notes	57,500	57,500	56,626
Total	$145,933	$145,933	$142,149

	December 31, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,701
Unsecured Debt - GECCN Notes	42,823	42,823	42,823
Unsecured Debt - GECCO Notes	57,500	57,500	58,742
Total	$145,933	$145,933	$147,266

6. CAPITAL ACTIVITY

On June 13, 2022, the Company completed a non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $12.50 per share. In total, the Company sold 3,000,567 shares of the Company's common stock for aggregate gross proceeds of approximately $37,507.

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

On February 3, 2022, the Company issued 117,117 shares of common stock (as adjusted for the reverse stock split described above) for $2,600 based on the most recently published net asset value. This common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 21, 2021, the Company distributed 79,797 shares of common stock (as adjusted for the reverse stock split described above) as part of the fourth quarter 2020 distribution.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2022, the Company had approximately $19,964 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2022 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

In July 2016, Full Circle Capital Corporation ("Full Circle") filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims in (i) the District Court of Caldwell County, Texas and (ii) the District Court of Harris County, Texas against, among others, Justin Bonner, an employee of GECM, in each case, alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest. In August 2017, Dr. Pumphrey voluntarily withdrew his complaint against Mr. Bonner and Full Circle in the District Court of Harris County, Texas. In November 2017, Dr. Pumphrey voluntarily withdrew his complaint without prejudice against Full Circle in the District Court of Caldwell County, Texas. On November 29, 2017, Dr. Pumphrey refiled his claims in the District Court of Harris County, Texas naming Full Circle, MAST Capital Management, LLC, GECC and GECM as defendants. Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. Furthermore, the Company continues to pursue the initial claims against Dr. Pumphrey in the District Court of Caldwell County, Texas. In September 2019, the Company received a judgment in the Company’s favor from the District Court of Caldwell County, Texas. On June 4, 2020, Dr. Pumphrey, filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Southern District of Texas. The Company is conducting mediation with Dr. Pumphrey and the other significant creditors in connection with the Chapter 11 proceeding.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$16.63	$20.74
Net investment income	1.46	0.92
Net realized gains (loss)	(26.58)	(1.44)
Net change in unrealized appreciation (depreciation)	23.15	4.37
Net increase (decrease) in net assets resulting from operations	(1.97)	3.85
Issuance of common stock	(0.77)	-
Distributions declared from net investment income(2)	(1.05)	(1.20)
Net decrease resulting from distributions to common stockholders	(1.05)	(1.20)
Net asset value, end of period	$12.84	$23.39
Per share market value, end of period	$12.50	$21.06

Shares outstanding, end of period	7,601,958	3,918,038
Total return based on net asset value(3)	(16.90)%	21.69%
Total return based on market value(3)	(27.06)%	5.94%

Ratio/Supplemental Data:
Net assets, end of period	97,606	91,667
Ratio of total expenses to average net assets before waiver (4),(5)	23.39%	18.13%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	16.98%	18.13%
Ratio of incentive fees to average net assets(4)	—	0.59%
Ratio of net investment income to average net assets(4),(5),(6)	12.50%	9.14%
Portfolio turnover	32%	35%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the six months ended June 30, 2022 and 2021 average net assets were $75,734 and $85,250, respectively.
(5)
Annualized for periods less than one year.
(6)
Ratio for the three and six months ended June 30, 2022 reflects the impact of the incentive fee waiver described in Note 3.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2022 represented 3% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2022 represented 51% of the Company's net assets.

Fair value as of June 30, 2022 along with transactions during the six months ended June 30, 2022 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2022
Issue(1)	Fair value at December 31, 2021	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2022	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$3,622	$142	$4,552	$-	$788	$-	$45	$-	$-
1.25 Lien, Secured Loan	649	41	1,339	-	649	-	13	-	-
1.5 Lien, Secured Loan	3,866	-	-	(10,754)	6,888	-	-	-	-
2nd Lien, Secured Bond	-	-	-	(49,370)	49,370	-	-	-	-
Common Equity (0% of class)	-	-	-	(50,660)	50,660	-	-	-	-
	8,137	183	5,891	(110,784)	108,355	-	58	-	-
PFS Holdings Corp.
1st Lien, Secured Loan	922	-	5	-	3	920	43	-	-
Common Equity (5% of class)	1,802	-	-	-	(38)	1,764	-	-	-
	2,724	-	5	-	(35)	2,684	43	-	-
Totals	$10,861	$183	$5,896	$(110,784)	$108,320	$2,684	$101	$-	$-

Controlled Investments
Lenders' Funding, LLC
Subordinated Note	10,000	-	-	-	-	10,000	481	-	-
Revolver	1,933	2,426	2,185	-	-	2,174	76	-	-
Equity (63% of class)	7,309	-	-	-	331	7,640	-	-	459
	19,242	2,426	2,185	-	331	19,814	557	-	459
Prestige Capital Finance, LLC
Note	6,000	-	3,000	-	-	3,000	173	-	-
Equity (80% of class)	11,843	320	-	-	(371)	11,792	-	-	1,240
	17,843	320	3,000	-	(371)	14,792	173	-	1,240
Sterling Commercial Credit, LLC
Subordinated Note	-	7,500	-	-	-	7,500	200	-	-
Equity (80% of class)	-	7,843	-	-	(477)	7,366	-	-	-
	-	15,343	-	-	(477)	14,866	200	-	-
Totals	$37,085	$18,089	$5,185	$-	$(517)	$49,472	$930	$-	$1,699
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

11. SUBSEQUENT EVENTS

Our Board set the distribution for the quarter ending December 31, 2022 at a rate of $0.45 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by us pursuant to authority granted by our Board. The December distribution will be paid in cash, so long as our asset coverage ratio is 150% or greater at the time of the payment of such distribution. As of June 30, 2022, our asset coverage ratio was approximately 166.9%.

On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of future Capital Gains Incentive Fees and reset the Capital Gains Incentive Fee and Mandatory Deferral Periods in sections 4.4 and 4.5, respectively, of the Investment Management Agreement to begin on April 1, 2022.