Form 10-K
period 2022-12-31
Great Elm Capital Corp.
filed 2023-03-02
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $38.8 million as of June 30, 2022.

As of February 23, 2023, there were 7,601,958 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

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
▪
serious disruptions and catastrophic events on the global economy;
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

Selected Risk Associated with Our Business

Our business is subject to a number of risks and uncertainties, including those highlighted and discussed in greater detail in the section titled “Risk Factors” following this summary. Some of these principal risks may be further exacerbated by the novel coronavirus ("COVID-19") pandemic:

▪
We face competition for investment opportunities. Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve.
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

We seek to generate both income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses. To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income-generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion. We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity‑linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

Our Portfolio at December 31, 2022

A list of the industries in which we have invested as of December 31, 2022 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio, excluding short-term investments, at December 31, 2022.

First Brands, Inc.

First Brands, Inc. ("First Brands") is a global automotive parts company that develops, markets and sells premium products through a portfolio of market-leading brands, offering best-in-class technology, industry-leading engineering capabilities and superior customer service. First Brands manufactures automotive and industrial components for the automotive aftermarket, original equipment and industrial markets and has built long standing relationships with key aftermarket customers including multiple national retail chains and automotive and industrial equipment makers.

Lenders Funding, LLC

Lenders Funding, LLC (“Lenders Funding”) is a private funding and risk sharing source for factors and asset-based lenders. It purchases participations in their transactions on a non-recourse basis or provides working capital to them under a variety of flexible programs. Since its formation, Lenders Funding has worked with over 150 lenders and factors and has supplied several hundred million dollars in funding.

Prestige Capital Finance, LLC

Prestige Capital Finance, LLC ("Prestige") is a commercial finance company specializing in providing spot factoring services, providing clients with an opportunity to sell individual accounts receivable for an upfront payment. Prestige serves clients across a wide range of industries with between $100 thousand and $10 million of accounts receivable. Prestige has been in business for over 30 years and factored over $6 billion in transactions during that time.

Sterling Commercial Credit, LLC

Sterling Commercial Credit, LLC ("Sterling") is a specialty finance company providing asset based loans between $2 and $30 million. Sterling is an industry leading transparent commercial lending partner for growth-minded entrepreneurs, private equity firms and M&A professionals.

Investment Manager and Administrator

Great Elm Capital Management, Inc.’s (“GECM”) investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM’s investment committee includes Matt Kaplan, Adam M. Kleinman, Jason W. Reese and Michael Keller. Great Elm Group, Inc. (“GEG”) is the parent company of GECM. The address for GECM is 800 South Street, Suite 230, Waltham, MA 02453.

Investment Selection

GECM employs a team of investment professionals with experience in leveraged and specialty finance. The research team performs fundamental research at both the industry and company level. Through in-depth industry coverage, GECM’s investment team seeks to develop a thorough understanding of the fundamental market, sector drivers, mergers and acquisition activity, security pricing and trading and new issue trends. GECM’s investment team believes that understanding industry trends is an important element of investment success.

We have recently expanded our investment allocation in specialty finance companies as well as in participation opportunities generated by both unrelated and related specialty finance companies. GECM believes investments in specialty finance companies along the “continuum of lending” provide attractive risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by GECM is the various stages of capital that are provided to under-banked small and medium sized businesses and includes inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies. In December 2021, GECC’s wholly-owned subsidiary, Great Elm Specialty Finance, LLC (“GESF"), was formed to oversee specialty finance related investments, and Michael Keller, a seasoned professional with significant experience in specialty finance, was appointed President of GESF.

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

Staffing

We do not currently have any employees. Mr. Kaplan is our Chief Executive Officer and President and Portfolio Manager for GECM, as well as a Managing Director of Imperial Capital Asset Management, LLC ("ICAM"). Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of our Chief Financial Officer and Chief Compliance Officer.

GECM has entered into a shared services agreement with ICAM, pursuant to which ICAM will make available to GECM certain employees of ICAM, including Mr. Kaplan, to provide services to GECM in exchange for reimbursement by GECM of the allocated portion of such employees’ time.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, hedge funds, mutual funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks, direct lending funds and other sources of funding. Additionally, because there is competition for investment opportunities among alternative investment vehicles, those entities have begun to invest in areas they have not traditionally invested in, including making investments in the types of portfolio companies we target. Many of these entities have greater financial and managerial resources than we do.

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

Investment Management Agreement

Management Services

GECM serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors (our “Board”), GECM manages our day‑to‑day operations and provides investment advisory and management services to us. Under the terms of the Amended and Restated Investment Management Agreement, dated as of August 1, 2022 (the “Investment Management Agreement”), by and between us and GECM, GECM:

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

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing with the partial calendar year ended December 31, 2022, and is calculated at the end of each applicable year by subtracting (a) the sum of our and our consolidated subsidiaries’ cumulative aggregate realized capital losses (excluding, for the avoidance of doubt, any realized capital losses arising from unrealized capital depreciation occurring prior to April 1, 2022) and aggregate unrealized capital depreciation from (b) our and our consolidated subsidiaries’ cumulative aggregate realized capital gains, in each case calculated from and after April 1, 2022 (the "Capital Gains Commencement Date"). For the year ending December 31, 2022, the Capital Gains Incentive Fee shall be calculated for the period beginning on the Capital Gains Commencement Date and ending on December 31, 2022. If such amount is positive at the end of such year, then the Capital Gains Incentive Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Incentive Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Incentive Fee for such year.

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

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	4.94%		6.09%		6.94%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)
(1)
Investment income includes interest income, dividends and other fee income.
(2)
Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 3.57% of net assets.
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

For the year ended December 31, 2022, we incurred $3.2 million in base management fees and $0.6 million in income-based fees accrued during the period, exclusive of the waiver granted by the investment manager of $4.9 million in incentive fees earned in previous periods. The incentive fees are currently expected to be deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2022.

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

On August 1, 2022, our stockholders approved an amendment to the Investment Management Agreement (the "Amendment") to reset the Capital Gains Incentive Fee to begin on April 1, 2022, which eliminated $163.2 million of historical realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees.

Without the Amendment, as a result of past losses relating to our legacy portfolio under prior executive and board leadership, GECM was unlikely to earn any Capital Gains Incentive Fees under the Investment Management Agreement unless we achieved at least $163.2 million in realized gains (assuming no reversal of unrealized capital losses). Under the Amendment GECM is able to earn an incentive fee on realized gains, dependent on future performance, and previous losses (prior to April 1, 2022) are disregarded.

Payment of Expenses

The services of all investment professionals and staff of GECM, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by GECM. GECM has policies and procedures in place to calculate reimbursement of administrative expenses insofar as they relate to compensation and overhead of administrator personnel and rent on a quarterly basis. Compensation of administrator personnel is allocated based on time allocation for the period. Other overhead expenses are based on a combination of time allocation and total headcount. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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
▪
all other expenses incurred by us or GECM in connection with administering our business (including payments under the Administration Agreement) based upon our allocable portion of GECM’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs (including reasonable travel expenses); and
▪
costs incurred by us in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on July 26, 2022. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

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

Board Approval of the Investment Management Agreement

On July 26, 2022, our Board approved the renewal of the Investment Management Agreement through September 26, 2023. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to, among other things:

▪
the nature, quality and extent of the advisory and other services to be provided to us by GECM;
▪
the investment performance of us and GECM;
▪
the extent to which economies of scale would be realized as we grow, and whether the fees payable under the Investment Management Agreement reflect these economies of scale for the benefit of our stockholders;
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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board, including all of its independent members, concluded that the Investment Management Agreement should be approved and continued.

On April 6, 2022, our Board and the independent directors approved the Amendment to reset the Capital Gains Commencement Date and the mandatory deferral commencement date, effectively resetting the incentive fee total return hurdle, subject to stockholder approval (which was obtained at our 2022 Annual Stockholders’ Meeting). In considering whether to recommend that our stockholders approve the Amendment, the Board considered materials provided by GECM, in addition to meeting with senior personnel of GECM and discussing a number of topics affecting their determination. No single factor was determinative to the decision of the Board. Such topics included the fact that a large portion of the historical losses that would be eliminated by the Amendment related to our legacy portfolio under prior executive and board leadership and do not reflect our current investment objectives, including our increased focus on its specialty finance platform. In March 2022, we refreshed our management team and board by replacing our chief executive officer and three directors and adding new members to our investment team. In light of these management changes and the modification of our investment strategy, which focuses on quality credits, more cash income-generating securities and its specialty finance platform, the Board determined it was appropriate to eliminate $163.2 million in past losses incurred prior to April 1, 2022 from the calculation of the Capital Gains Incentive Fee and to reset the Capital Gains Incentive Fee calculation so as to best incentivize GECM to improve future performance, which would benefit our stockholders. The Board also considered the fact that, although not contingent on subsequent shareholder approval of the Amendment, GECM had previously waived $4.9 million of accrued incentives fees under the Investment Management Agreement in part due its poor performance under prior leadership. Additionally, the Board considered certain GECC and shareholder protections that are included in the Investment Management Agreement. Such protections include a mandatory deferral period (which is what made GECM’s $4.9 million of prior incentive fees accrue without payment in prior periods) and that no incentive fees are payable on payment-in-kind interest until we receive cash payment for settlement of such instruments. After weighing these factors, the Board, including the independent directors, unanimously approved the Amendment as being in the best interests of us and our stockholders.

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

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock, if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit cash distributions to our stockholders or the repurchase of our common stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage.

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

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements and the failures are otherwise cured. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate‑level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

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

We (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long‑term capital gain in excess of short‑term capital loss) that we distribute to our stockholders. However, due to limits on the deductibility of certain expenses, we may, in certain years, have aggregate taxable income subject to the Annual Distribution Requirement that is in excess of the aggregate net income actually earned by us in those years. We intend to distribute annually all or substantially all of such income on a timely basis.

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

If we realize a net capital loss, the excess of our net short‑term capital loss over our net long‑term capital gain is treated as a short‑term capital loss arising on the first day of our next taxable year and the excess of our net long‑term capital loss over our net short‑term capital gain is treated as a long‑term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund‑level U.S. federal income tax, regardless of whether amounts corresponding to such gain are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses to offset investment coupon taxable income.

Our Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things:

▪
disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, net capital losses, business interest expenses and certain underwriting and similar fees;
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

We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities (even if it is not advantageous to dispose of such securities) to mitigate the effect of these rules and prevent disqualification of us as a RIC. However, no assurance can be given as to our eligibility for any such tax elections or that any such tax elections that are made will fully mitigate the effects of these rules.

Investments we make in securities issued at a discount or providing for deferred interest or PIK interest are subject to special tax rules that will affect the amount, timing and character of distributions to stockholders. For example, with respect to securities issued at a discount, we will generally be required to accrue daily as income a portion of the discount and to distribute such income on a timely basis each year to maintain our qualification as a RIC and to avoid U.S. federal income and excise taxes. Since in certain circumstances we may recognize income before or without receiving cash representing such income or incur expenses that are not fully deductible for tax purposes, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thereby be subject to corporate‑level income tax.

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

If we hold more than 10% of the shares (by vote or value) in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. stockholders. A U.S. stockholder, for purposes of this paragraph, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

Our functional currency is the U.S. dollar ("USD") for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also generally treated as ordinary income or loss.

If we borrow money, we may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Limits on our payment of dividends may prevent us from meeting the Annual Distribution Requirement, and may, therefore, jeopardize our qualification for taxation as a RIC, or subject us to the 4% excise tax.

Even if we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the Investment Company Act, we are not permitted to make cash distributions to our stockholders while our debt obligations and senior securities are outstanding unless certain “asset coverage” tests are met. This may also jeopardize our qualification for taxation as a RIC or subject us to the 4% excise tax.

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

Some of the income that we might otherwise earn, such as lease income, management fees, or income recognized in a work‑out or restructuring of a portfolio investment, may not satisfy the 90% gross income requirement. To manage the risk that such income might disqualify us as a RIC for a failure to satisfy the 90% gross income requirement, one or more of our subsidiaries treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such corporations will be required to pay U.S. corporate income tax (and possible state or local tax) on their earnings, which ultimately will reduce the yield to our stockholders on such income and fees.

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

We bear all costs and expenses, including rental expenses, that are incurred in our operation and transactions and not specifically assumed by GECM pursuant to the Investment Management Agreement.

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

The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is approximately $220. Such commissions include approximately $134 in brokerage commissions paid to Imperial Capital, LLC, an affiliated person of ICAM, beginning when ICAM became an affiliated person of the Company during the quarter ended December 31, 2020 through the end of the most recent fiscal year. Brokerage commissions paid to Imperial Capital, LLC represent 100% of our aggregate brokerage commissions during the most recent fiscal year and the dollar amount of transactions on which such brokerage commissions were paid represents 100% of the aggregate dollar amount of transactions involving the payment of commissions during such fiscal year.

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

Risks Relating to Our Investments

Our portfolio companies may experience financial distress and our investments in such companies may be restructured. Our portfolio companies may experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that GECM employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

As an example, during the year ended December 31, 2022, we wrote down the value of our investments in Avanti Communications Group plc ("Avanti Communications") and our net realized losses on investments were primarily driven by the April 2022 restructuring of Avanti Communications on which we realized approximately $111 million of previously recognized unrealized losses. We cannot assure you that we will not have to restructure any of our other investments, or that any particular restructuring strategy will recover value equal to our original investment cost.

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

Unfunded Commitments. From time to time, we purchase revolving credit loans with unfunded commitments in the ordinary course of business. In the event multiple borrowers of such revolving credit loans were to draw these commitments at the same time, including during a market downturn, it could have an adverse impact on our cash reserves and liquidity position at a time when it may be more difficult for us to sell other assets.

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

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. Even though we may have structured investments as secured investments, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior investment is re‑characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. To the extent GECC provides significant managerial assistance to the portfolio companies, this risk is exacerbated.

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

The reference rates for our loans may be manipulated or changed. Actions by market participants or by government agencies, including central banks, may affect prevailing interest rates and the reference rates for loans to our portfolio companies. Actions by governments may create inflation in asset prices that over-state the value of our portfolio companies and their assets and drive cycles of capital market activities (like mergers and acquisitions) at a rate and at prices in excess of those that would prevail in an unaffected market.

We cannot assure you that actions by market participants or by government agencies will not materially adversely affect trading markets or our portfolio companies or us or our and our portfolio companies’ respective business, prospects, financial condition or results of operations.

The discontinuation of LIBOR may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. As of the date of this Annual Report, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023, absent subsequent action by the relevant authorities. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. There can be no assurance that non USD synthetic LIBOR or USD LIBOR will remain available in the future.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (the “ARRC”), a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. Although there have been an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average (“SONIA”) (the GBP-LIBOR nominated replacement alternative reference rate that is based on transactions), it is unknown whether SOFR or any other alternative reference rates will attain market acceptance as replacements for LIBOR.

Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value and/or transferability of the LIBOR-indexed, floating rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if as currently expected LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond June 30, 2023, with our credit facility lenders and our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with SOFR or other alternative reference rates, which could require us to incur significant time and expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant replacement reference index. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business. We are in the process of transitioning our investments and our borrowings from LIBOR to SOFR and we do not expect that the transition will have a material impact on our business, financial condition or results of operations.

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

Our debt investments may be risky, and we could lose all or part of our investments. Our debt portfolios, including those held by our specialty finance companies, are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board raised the federal funds rate from 2015 to 2018, but cut the rate to near zero by the end of 2020 in response to the COVID-19 pandemic. The Federal Reserve Board has since raised the federal funds rate and has consistently indicated it may continue to raise the federal funds rate in the near future. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed-rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income. For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. For example, such OID or increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from PIK securities, deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discount may be included in income before we receive any corresponding cash payments. Certain of our debt investments earn PIK interest.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate‑level income taxes.

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

We incur significant costs as a result of being a publicly traded company. As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd‑Frank Act of 2010 and other rules implemented by our government.

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

In October 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and are not subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Rule 18f-4 could limit our ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect our value or performance.

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

We depend heavily upon computer systems to perform necessary business functions. Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering. Like other companies, we expect to experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. These failures and disruptions may be more likely to occur as a result of employees working remotely. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition. Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including, for example, Russia’s February 2022 invasion of Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Additionally, a public health epidemic or pandemic, including, for example, COVID-19, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that any such event could have on our business, the continued occurrence thereof and the measures taken by the governments of countries affected in response thereto could disrupt the supply chain and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations.

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

There are significant potential conflicts of interest that could impact our investment returns. Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities, including ICAM or funds managed by ICAM, and affiliates of GECM and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders' best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Matt Kaplan, our Chief Executive Officer and President, is a portfolio manager at GECM and a member of its investment committee.

Although funds managed by GECM may have different primary investment objectives than we do, they may from time to time invest in asset classes similar to those targeted by us. GECM is not restricted from raising an investment fund with investment objectives similar to ours. Any such funds may also, from time to time, invest in asset classes similar to those targeted by us. It is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with GECM. GECC's participation in any negotiated co-investment opportunities (other than those in which the only term negotiated is price) with investment funds managed by investment managers under common control with GECM is subject to compliance with the SEC order dated May 12, 2020 (Release No. 33864).

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

We are currently operating in a period of capital markets disruption and economic uncertainty and events outside of our control may negatively affect our results of our operations and financial performance. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events, as well as other events outside of our control, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our stockholders may not receive distributions or that our distributions may not grow over time. We intend to make distributions to our stockholders out of assets legally available for distribution. Stockholders are advised that a distribution does not necessarily indicate a return of profit as such dividends also include a return of capital. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. For example, decreased access to capital markets could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make cash distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

Risks Relating to Our Common Stock

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered all of the shares of our common stock held by GEG, which represent approximately 21% percent of our outstanding shares of common stock at December 31, 2022.

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

Illustration. The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The first table assumes the actual amount of senior securities outstanding as of December 31, 2022. The second table assumes the maximum amount of senior securities outstanding as permitted under our asset coverage ratio of 150%. See “Selected Risks Associated with Our Business—We may incur additional debt.” The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.46)%	(9.46)%	(4.46)%	0.54%	5.54%
(1)
Assumes $225.0 million in total portfolio assets, excluding short term investments, $155.9 million in senior securities outstanding, $84.8 million in net assets, and an average cost of funds of 6.43%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 4.46%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.57)%	(9.57)%	(4.57)%	0.43%	5.43%
(1)
Assumes $238.6 million in total portfolio assets, excluding short term investments, $169.6 million in senior securities outstanding, $84.8 million in net assets, and an average cost of funds of 6.43%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2022 total portfolio assets of at least 4.57%.

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

As of December 31, 2022, we had approximately $155.9 million of total outstanding indebtedness under a senior secured revolving line of credit and three series of senior securities (unsecured notes)—the GECCM Notes, the GECCN Notes and the GECCO Notes (each as defined herein)—and our asset coverage ratio was 154.4%.

On May 5, 2021, we entered into the Loan Agreement, which provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base). As of December 31, 2022, there were $10.0 million in borrowings outstanding under the revolving line. We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. Holders of our GECCM Notes, GECCN Notes and GECCO Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and such holders may seek to recover against our assets in the event of a default.

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

Item 3. Legal Proceedings.

A description of our legal proceedings is included in Note 7 of the consolidated financial statements for the year ended December 31, 2022.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of February 23, 2023, there were approximately 10 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

The following are our outstanding classes of securities as of December 31, 2022:

Title of Class	Amount Authorized	Amount Held by GECC or for GECC's Account	Amount Outstanding Exclusive of Amounts Shown in the Adjacent Column
Common Stock	1,000,000,000	-	7,601,958
GECCM Notes	-	-	$45.6 million
GECCN Notes	-	-	$42.8 million
GECCO Notes	-	-	$57.5 million

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

During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as 27.0% premium and as low as a 36.0% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2023
First Quarter (through February 23, 2023)	N/A	$9.73	$8.50	--	--	--
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
Fiscal year ending December 31, 2021
Fourth Quarter	$16.63	$21.12	$18.24	27.0%	9.7%	$0.60
Third Quarter	22.17	21.84	19.50	(1.5)%	(12.0)%	0.60
Second Quarter	23.40	23.04	19.26	(1.5)%	(17.7)%	0.60
First Quarter	23.36	24.18	18.24	3.5%	(21.9)%	0.60
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

During the year ended December 31, 2022, our distributions were made from distributable earnings. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

The following table summarizes our distributions declared for record dates since January 1, 2021:

Record Date	Payment Date	Distribution Per Share Declared(1)
March 15, 2021	March 31, 2021	$0.60
June 15, 2021	June 30, 2021	$0.60
September 15, 2021	September 30, 2021	$0.60
December 15, 2021	December 31, 2021	$0.60
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
(1)
Per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from November 3, 2016, the date of our Merger, after which our common stock began trading on Nasdaq, through December 31, 2022. The graph assumes that, on November 3, 2016, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the equivalent closing price of Full Circle’s last day of trading. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Item 5 shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance, and the graph does not reflect the deduction of taxes that a shareholder would pay on fund distributions or the sale of fund shares.

Financial Highlights

Below is the schedule of financial highlights of the Company:

							November 3, 2016 (Commencement of Operations) to
	For the Year Ended December 31,						December 31,
	2022	2021	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14	$86.46
Net investment income	1.67	3.02	3.22	6.40	8.64	9.05	1.61
Net realized gains (loss)	(20.16)	(2.37)	(4.39)	0.76	1.36	1.87	(2.07)
Net change in unrealized appreciation (depreciation)	16.00	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)	(7.88)
Net increase (decrease) in net assets resulting from operations	(2.49)	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)	(8.34)
Issuance of common stock	(1.03)	0.81	(10.66)	-	-	-	-
Accretion from share buybacks	-	-	-	0.51	-	1.99	4.04
Distributions declared from net investment income(2)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net decrease resulting from distributions to common stockholders	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net asset value, end of period	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14
Per share market value, end of period	$8.29	$18.48	$21.60	$46.68	$47.10	$59.04	$70.02

Shares outstanding, end of period	7,601,958	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400	2,131,813
Total return based on net asset value(3)	(22.17)%	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	(46.53)%	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	84,809	74,556	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver (4)	22.14%	14.69%	25.84%	16.46%	9.96%	7.87%	10.27%	(5)(7)
Ratio of total expenses to average net assets after waiver (4),(5)	16.43%	14.69%	25.84%	16.46%	9.96%	8.00%	9.99%	(5)(7)
Ratio of incentive fees to average net assets(4)	0.66%	(4.91)%	1.68%	2.80%	0.13%	2.89%	3.04%	(5)
Ratio of net investment income to average net assets(4),(5)	12.30%	14.02%	11.77%	11.18%	12.30%	11.56%	10.52%	(5)(7)
Portfolio turnover	53%	66%	64%	81%	67%	116%	27%
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

(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2022, 2021, 2020, 2019, 2018 and 2017 and the period ended December 31, 2016 average net assets were $85,029, $87,975, $60,884, $97,791, $124,668, $151,986 and $179,366, respectively.
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

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear, directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses, paid by “us” or that “we” we will pay fees or expenses our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15	(3)
Total stockholder transaction expenses
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.03%	(4)
Incentive fee	3.54%	(5)
Interest payments on borrowed funds	11.98%	(6)
Other expenses	4.34%
Total annual expenses	23.88%
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
(3)
The expenses of the dividend reinvestment plan are included in ‘‘other expenses’’ in the table above. We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions (net of any applicable withholding tax)automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the common stock held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of $15 plus a per share brokerage commission from the proceeds.
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
(5)
See ‘‘Item 1. Business — Management and Incentive Fees.”
(6)
Assumes borrowings representing approximately 183% of our average net assets at an average annual interest rate of 6.43%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and GECM’s assessment of market and other factors at the time of any proposed borrowing.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains) (none of which is subject to the capital gains incentive fee)	$188	$481	$692	$993
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)	$196	$497	$708	$998

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

On September 27, 2016, we and GECM entered into the Investment Management Agreement and the Administration Agreement, and, upon closing the Merger, we began to accrue obligations to our external investment manager under those agreements. On August 1, 2022, upon receiving our stockholders' approval, we and GECM entered into the Amendment to reset the Capital Gains Incentive Fee to begin on April 1, 2022, which eliminated $163.2 million of historical realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the Income Incentive Fee was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite Board and/or stockholder approvals.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2022 and 2021:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2021	$58,429	$(28,268)	10.91%
Quarter ended June 30, 2021	49,904	(35,583)	11.10%
Quarter ended September 30, 2021	72,340	(31,640)	11.27%
Quarter ended December 31, 2021	34,184	(40,270)	10.81%
For the Year Ended December 31, 2021	214,857	(135,761)

Quarter ended March 31, 2022	27,578	(29,723)	10.38%
Quarter ended June 30, 2022	44,750	(34,014)	10.27%
Quarter ended September 30, 2022	40,212	(28,430)	11.59%
Quarter ended December 31, 2022	37,588	(20,461)	12.43%
For the Year Ended December 31, 2022	$150,128	$(112,628)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2022 and 2021. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Beginning Investment Portfolio, at fair value	$212,149	$151,648
Portfolio Investments acquired(1)	150,128	214,857
Amortization of premium and accretion of discount, net	1,328	3,958
Portfolio Investments repaid or sold(2)	(112,628)	(135,761)
Net change in unrealized appreciation (depreciation) on investments	100,016	(12,922)
Net realized gain (loss) on investments	(126,036)	(9,631)
Ending Investment Portfolio, at fair value	$224,957	$212,149
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of portfolio investments by industry as of December 31, 2022 and 2021

	December 31, 2022		December 31, 2021
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$58,250	25.89%	$47,952	22.60%
Chemicals	31,702	14.09%	15,058	7.10%
Energy Midstream	22,559	10.03%	31,815	15.00%
Oil & Gas Exploration & Production	15,136	6.74%	9,849	4.64%
Internet Media	12,247	5.44%	11,870	5.60%
Transportation Equipment Manufacturing	11,803	5.25%	6,030	2.84%
Casinos & Gaming	9,301	4.13%	5,291	2.49%
Consumer Products	8,413	3.74%	-	-%
Shipping	7,206	3.20%	-	-%
Metals & Mining	6,046	2.69%	13,711	6.46%
Closed-End Fund	5,825	2.59%	-	-%
Industrial	5,498	2.44%	7,551	3.56%
Oil & Gas Refining	5,388	2.40%	3,030	1.43%
Hospitality	4,988	2.22%	4,085	1.93%
Food & Staples	3,660	1.63%	2,724	1.28%
Aircraft	3,577	1.59%	-	-%
Restaurants	3,110	1.38%	8,310	3.92%
Wireless Telecommunications Services	2,997	1.33%	8,137	3.84%
Energy Services	2,877	1.28%	-	-%
Apparel	2,371	1.05%	2,929	1.38%
Insurance	2,340	1.04%
Special Purpose Acquisition Company	19	0.01%	3,044	1.43%
Retail	5	-%	4,267	2.01%
Auto Manufacturer	2	-%	-	-%
Biotechnology	1	-%	11	0.01%
Household & Personal Products	1	-%	-	-%
Technology	(365)	(0.16)%	(158)	(0.07)%
Construction Materials Manufacturing	-	-%	10,461	4.93%
Home Security	-	-%	5,590	2.63%
Healthcare Supplies	-	-%	2,869	1.35%
Consumer Services	-	-%	2,640	1.24%
Commercial Printing	-	-%	2,025	0.95%
Software Services	-	-%	1,994	0.94%
Communications Equipment	-	-%	1,057	0.50%
IT Services	-	-%	7	0.01%
Total	$224,957	100.00%	$212,149	100.00%

Results of Operations

Investment Income

	For the Year Ended December 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$24,429	$3.91	$25,254	$6.20
Interest income	18,684	2.99	19,917	4.89
Dividend income	4,354	0.70	4,347	1.07
Other income	1,391	0.22	990	0.24
(1)
The per share amounts are based on a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022 and a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans. For the years ended December 31, 2022 and 2021, income includes non-cash PIK income of $1.3 million and $5.5 million, respectively.

The decrease in interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to our investments in Avanti Communications Group, plc ("Avanti Communications") which were put on non-accrual status at the end of fiscal year 2021 and in early fiscal year 2022 and subsequently restructured in April 2022. As a result, we recognized only $0.1 in interest income on our investments in Avanti Communications for the year ended December 31, 2022 as compared to $6.2 million for the year ended December 31, 2021. This decrease was partially offset by interest income earned on new positions in the portfolio.

Other income increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as a result of earning approximately $1.2 million in fees in connection with the extensions of certain revolver commitments. This increase was partially offset by a decrease of $0.8 million in other funding and consent fees earned in the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Expenses

	For the Year Ended December 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$13,716	$2.19	$12,921	$3.17
Management fees	3,205	0.51	3,182	0.78
Incentive fees	565	0.10	(4,323)	(1.06)
Incentive fee waiver	(4,854)	(0.78)	-	-
Total advisory and management fees	(1,084)	(0.17)	(1,141)	(0.28)
Administration fees	938	0.15	673	0.17
Directors’ fees	215	0.03	233	0.06
Interest expense	10,690	1.71	10,428	2.56
Professional services	1,967	0.31	1,937	0.48
Custody fees	53	0.01	54	0.01
Other	937	0.15	737	0.17
Income Tax Expense
Excise tax	252	0.04	48	0.01
(1)
The per share amounts are based on a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022 and a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

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

Overall expenses for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021 primarily driven by increases in administration fees and other expenses. The $0.3 million increase in administration fees for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is attributable to increased allocation of personnel costs from GECM as a result of additional resource time spent on GECC matters.

Other expenses include costs for insurance, transfer agent fees, shareholder materials and other compliance related expenses. The $0.2 million increase in other expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by increased costs associated with systems, travel and diligence expenses and a settlement payment related to a former investment.

For the year ended December 31, 2022, GECC recognized $0.6 million in incentive fees which was offset by $4.9 million in previously recognized incentive fees which were waived by GECM as of March 31, 2022 resulting in a net reversal of $4.3 million for incentive fees for the year. For the year ended December 31, 2021, GECC recognized $1.2 million in incentive fees which were offset by the reversal of $5.3 million in previously recognized incentive fees as a result of income reversals, realized losses where proceeds did not cover the amortized cost basis, and the determination that previously recognized incentive fees earned on certain non-accrual positions with significant write-downs should not be recognized as a liability.

Realized Gains (Losses)

	For the Year Ended December 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$(126,046)	$(20.16)	$(9,639)	$(2.37)
Gross realized gain	6,207	0.99	8,128	2.00
Gross realized loss	(132,253)	(21.15)	(17,767)	(4.37)
(1)
The per share amounts are based on a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022 and a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

During the year ended December 31, 2022, net realized losses on investments were primarily driven by the restructuring of Avanti Communications on which we realized approximately $111 million of previously recognized unrealized losses as a result of the April 2022 restructuring. In addition, we realized approximately $15.9 million and $4.2 million of previously recognized unrealized losses as a result of the sales of our positions in Tru (UK) Asia Limited ("Tru Taj") common stock and California Pizza Kitchen, Inc. ("CPK") common stock, respectively. Such realized losses are offset by the relief of those previously recognized unrealized losses as discussed under Unrealized Appreciation (Depreciation) on Investments below.

During the year ended December 31, 2022, gross realized gains included approximately $2.2 million on sales of our investment in Crestwood Equity Partners, LP ("Crestwood") preferred stock, $1.0 million on the sale of our investment in GAC HoldCo Inc. warrants and $0.9 million on the refinancing of our investment in Tensar Corporation 2nd Lien secured loan.

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

Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,
	2022		2021
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net change in unrealized appreciation/ (depreciation)	$100,002	$16.00	$(12,921)	$(3.17)
Unrealized appreciation	130,699	20.91	54,377	13.35
Unrealized depreciation	(30,697)	(4.91)	(67,298)	(16.52)
(1)
The per share amounts are based on a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022 and a weighted average of 4,073,454 outstanding common shares for the year ended December 31, 2021. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

For the year ended December 31, 2022, net unrealized appreciation was attributable to the relief of previously recognized unrealized depreciation as a result of sales of our investments in Tru Taj and CPK and the restructuring of our investments in Avanti Communications, as discussed under Realized Gains (Losses) above. Unrealized depreciation for the year ended December 31, 2022 includes approximately $7.0 million in decrease in fair value of our investment in Avanti Space Limited junior priority notes received in the April 2022 restructuring of Avanti Communications and $5.1 million in decrease in fair value of our equity investment in Lenders Funding, LLC.

For the year ended December 31, 2021, net unrealized depreciation was largely driven by decreases in portfolio company valuations as compared to the prior year end. Most notably, we recognized unrealized depreciation of $32.0 million on our investments in Avanti Communications and approximately $5.9 million on our investments in PFS Holdings Corp. These were offset by unrealized appreciation of $6.0 million, $5.2 million, and $4.2 million on the investments in CPK common equity, Davidzon and OPS 1st lien secured loan, respectively, due to exits from these positions resulting in reversing previously recognized unrealized depreciation.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of fiscal year 2020.

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

At December 31, 2022, we had approximately $0.6 million of cash and cash equivalents and approximately $6.3 million of money market fund investments at fair value. At December 31, 2022, we had investments in 52 debt instruments across 42 companies, totaling approximately $185.0 million at fair value and 89 equity investments in 88 companies, totaling approximately $40.0 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2022, we had approximately $19.9 million in unfunded loan commitments to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2022 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2022, net cash used in operating activities was approximately $41.8 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $36.5 million, reflecting payments for additional investments of $149.5 million, offset by proceeds from principal repayments and sales of $113.0 million. Such amounts include draws and repayments on revolving credit facilities.

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

For the year ended December 31, 2022, cash provided by financing activities was $33.2 million, which consisted of $37.5 million in proceeds from issuance of common stock and $10.0 million in borrowings under credit facility offset by $13.0 million in distributions and $1.3 million in payments of deferred financing costs.

For the year ended December 31, 2021, cash provided by financing activities was $14.5 million, which consisted of $55.2 million in proceeds from the issuance of the GECCO Notes offset by $30.3 million in repayment on the GECCL Notes and payment of $9.9 million in distributions.

Contractual Obligations and Other Cash Requirements

A summary of our significant contractual payment obligations and other cash requirements as of December 31, 2022 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Revolving Credit Facility	10,000	-	10,000	-	-
Total	$155,933	$-	$98,433	$57,500	$-

See “—Revolver” and “—Notes Payable” below for more information regarding our outstanding credit facility and notes.

We have certain contracts under which we have material future commitments. We believe our current level of liquidity and capital resources is sufficient to meet our short-term and long-term obligations for the next 12 months and for the foreseeable future thereafter. Under the Investment Management Agreement, GECM provides investment advisory services to us. For providing these services, we pay GECM a fee, consisting of two components: (1) a base management fee based on the average value of our total assets and (2) an incentive fee based on our performance.

We are also party to the Administration Agreement with GECM. Under the Administration Agreement, GECM furnishes us with, or otherwise arranges for the provision of, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and other such services as our administrator.

If any of the contractual or other obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Management Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Both the Investment Management Agreement and the Administration Agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

Revolver

On May 5, 2021, we entered into the Loan Agreement with CNB. The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the SOFR plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. As of December 31, 2022, there were $10.0 million borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act. In May 2022, the interest rate in the Loan Agreement was amended to replace LIBOR with SOFR.

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

On January 11, 2018, we sold $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we sold an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of December 31, 2022 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCN Notes outstanding as of December 31, 2022 is $42.8 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of December 31, 2022 is $57.5 million.

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

As of December 31, 2022, our asset coverage ratio was approximately 154.4%. We are subject to a minimum asset coverage ratio of 150%.

Recent Developments

Our Board set distributions for the quarter ending March 31, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2022, approximately $100.8 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, SOFR or US Prime Rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 31 debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $129.3 million and $100.8 million in principal debt, respectively. As of December 31, 2021, 26 debt investments in our portfolio bore interest at a fixed rate, and the remaining 18 debt investments were at variable rates, representing approximately $148.0 million and $86.0 million in principal debt, respectively. The variable rates are generally based upon the LIBOR, SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of December 31, 2022. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$3,023
2.00%	2,015
1.00%	1,008
-1.00%	(973)
-2.00%	(1,947)
-3.00%	(2,784)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at December 31, 2022, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.6	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.7	Fourth Supplemental Indenture, dated as of June 23, 2021 by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.8	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.9	Description of Registered Securities (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 4, 2022)

10.1	Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement filed on July 1, 2022)

10.2	Administration Agreement, dated as of September 27, 2016, by and between the Registrant and GECM (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016)

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

101

Materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022,l formatted in inline XBRL (included as Exhibit 101)

* Filed or furnished herewith

+ Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2023.

GREAT ELM CAPITAL CORP.

By:	/s/ Matt Kaplan
Name:	Matt Kaplan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2023.

Name	Capacity

/s/ Matt Kaplan	Chief Executive Officer and Director (Principal Executive Officer)
Matt Kaplan

/s/ Keri A. Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Keri A. Davis

/s/ Richard M. Cohen	Director
Richard M. Cohen

/s/ Matthew A. Drapkin	Director
Matthew A. Drapkin

/s/ Erik A. Falk	Director
Erik A. Falk

/s/ Mark Kuperschmid	Director
Mark Kuperschmid

/s/ Chad Perry	Director
Chad Perry

GREAT ELM CAPITAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the financial highlights for each of the five years in the period then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Investments — Refer to Footnote 2 and 4 in the financial statements

Critical Audit Matter Description

The Company has investments whose fair values are based on complex valuation techniques and unobservable inputs. These financial instruments can span a broad array of investments, including debt and equity investments in privately owned middle‑market companies that lack observable market prices. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 investments was $136,377,000 as of December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We evaluated the appropriateness of the valuation techniques and assumptions used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We tested other inputs by reviewing relevant underlying documentation, including portfolio company financial information. We evaluated the reasonableness of significant changes in valuation techniques and assumptions. For certain Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

•
We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 2, 2023

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

		December 31, 2022	December 31, 2021
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $183,061 and $175,800, respectively)		$171,743	$164,203
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $76,140 and $199,995, respectively)		76,127	199,995
Affiliated investments, at fair value (amortized cost of $13,433 and $129,936, respectively)		1,304	10,861
Controlled investments, at fair value (amortized cost of $54,684 and $32,649, respectively)		51,910	37,085
Total investments		301,084	412,144

Cash and cash equivalents		587	9,132
Restricted cash		-	13
Receivable for investments sold		396	766
Interest receivable		3,090	1,811
Dividends receivable		1,440	1,540
Due from portfolio company		1	136
Due from affiliates		-	17
Deferred financing costs		226	376
Prepaid expenses and other assets		3,288	379
Total assets		$310,112	$426,314

Liabilities
Notes payable (including unamortized discount of $2,781 and $3,935, respectively)		$143,152	$141,998
Revolving credit facility		10,000	-
Payable for investments purchased		70,022	203,575
Interest payable		42	29
Accrued incentive fees payable		565	4,854
Due to affiliates		1,042	1,012
Accrued expenses and other liabilities		480	290
Total liabilities		$225,303	$351,758

Commitments and contingencies (Note 7)		$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 7,601,958 shares issued and outstanding and 4,484,278 shares issued and outstanding, respectively)	(1)	$76	$45
Additional paid-in capital		284,107	245,531
Accumulated losses		(199,374)	(171,020)
Total net assets		$84,809	$74,556
Total liabilities and net assets		$310,112	$426,314
Net asset value per share	(1)	$11.16	$16.63
(1)
Authorized, issued and outstanding shares of common stock and net asset value per share have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

		For the Year Ended December 31,
		2022	2021	2020
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$15,325	$13,100	$12,740
Non-affiliated, non-controlled investments (PIK)		1,220	387	22
Affiliated investments		97	910	981
Affiliated investments (PIK)		58	4,874	5,218
Controlled investments		1,984	646	249
Total interest income		18,684	19,917	19,210
Dividend income from:
Non-affiliated, non-controlled investments		1,815	1,713	867
Controlled investments		2,539	2,634	2,240
Total dividend income		4,354	4,347	3,107
Other income from:
Non-affiliated, non-controlled investments		1,391	683	125
Non-affiliated, non-controlled investments (PIK)		-	-	368
Affiliated investments (PIK)		-	282	75
Controlled investments		-	25	12
Total other income		1,391	990	580
Total investment income		$24,429	$25,254	$22,897

Expenses:
Management fees		$3,205	$3,182	$2,511
Incentive fees		565	(4,323)	1,020
Administration fees		938	673	729
Custody fees		53	54	51
Directors’ fees		215	233	198
Professional services		1,967	1,937	1,441
Interest expense		10,690	10,428	9,126
Other expenses		937	737	655
Total expenses		$18,570	$12,921	$15,731
Incentive fee waiver		(4,854)	-	-
Net expenses		$13,716	$12,921	$15,731
Net investment income before taxes		$10,713	$12,333	$7,166
Excise tax		$252	$48	$17
Net investment income		$10,461	$12,285	$7,149

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$(15,262)	$(5,770)	$(9,604)
Affiliated investments		(110,784)	(4,162)	-
Controlled investments		-	293	(1,382)
Realized gain on repurchase of debt		-	-	1,237
Total net realized gain (loss)		(126,046)	(9,639)	(9,749)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		267	19,019	(14,520)
Affiliated investments		106,945	(33,763)	(18,455)
Controlled investments		(7,210)	1,823	3,619
Total net change in unrealized appreciation (depreciation)		100,002	(12,921)	(29,356)
Net realized and unrealized gains (losses)		$(26,044)	$(22,560)	$(39,105)
Net increase (decrease) in net assets resulting from operations		$(15,583)	$(10,275)	$(31,956)

Net investment income per share (basic and diluted):	(1)	$1.67	$3.02	$3.22
Earnings per share (basic and diluted):	(1)	$(2.49)	$(2.52)	$(14.41)
Weighted average shares outstanding (basic and diluted):	(1)	6,251,391	4,073,454	2,218,244
(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2022	2021	2020
Increase (decrease) in net assets resulting from operations:
Net investment income	$10,461	$12,285	$7,149
Net realized gain (loss)	(126,046)	(9,639)	(9,749)
Net change in unrealized appreciation (depreciation) on investments	100,002	(12,921)	(29,356)
Net increase (decrease) in net assets resulting from operations	(15,583)	(10,275)	(31,956)

Distributions to stockholders:
Distributions(1)	(13,023)	(9,743)	(13,349)
Total distributions to stockholders	(13,023)	(9,743)	(13,349)

Capital transactions:
Issuance of common stock, net	38,859	13,239	30,248
Fractional shares redeemed for cash in lieu of reverse stock split	-	-	-
Common stock distributed	-	1,720	7,783
Net increase (decrease) in net assets resulting from capital transactions	38,859	14,959	38,031
Total increase (decrease) in net assets	10,253	(5,059)	(7,274)
Net assets at beginning of period	$74,556	$79,615	$86,889
Net assets at end of period	$84,809	$74,556	$79,615

Capital share activity(2)
Shares outstanding at the beginning of the period	4,484,278	3,838,242	1,677,114
Issuance of common stock	3,117,684	566,239	1,793,658
Fractional shares redeemed for cash in lieu of reverse stock split	(4)	-
Common stock distributed	-	79,797	367,470
Shares outstanding at the end of the period	7,601,958	4,484,278	3,838,242
(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(15,583)	$(10,275)	$(31,956)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(149,463)	(191,875)	(92,524)
Net change in short-term investments	(6,329)	(6)	10,735
Capitalized payment-in-kind interest	(1,421)	(6,677)	(6,074)
Proceeds from sales of investments	56,182	64,733	52,415
Proceeds from principal payments	56,816	70,262	59,578
Net realized (gain) loss on investments	126,046	9,639	10,977
Net change in unrealized (appreciation) depreciation on investments	(100,002)	12,921	29,356
Amortization of premium and accretion of discount, net	(1,352)	(3,958)	(4,999)
Net realized gain on repurchase of debt	-	-	(1,237)
Amortization of discount (premium) on long term debt	1,312	1,496	1,153
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,279)	612	(73)
(Increase) decrease in dividends receivable	100	(1,540)	14
(Increase) decrease in due from portfolio company	135	701	(220)
(Increase) decrease in due from affiliates	17	(17)	15
(Increase) decrease in prepaid expenses and other assets	(2,878)	(60)	(151)
Increase (decrease) in due to affiliates	(4,259)	(4,074)	786
Increase (decrease) in interest payable	13	(299)	(26)
Increase (decrease) in accrued expenses and other liabilities	190	(72)	(381)
Net cash provided by (used for) operating activities	(41,755)	(58,489)	27,388
Cash flows from financing activities
Purchase of debt	-	-	(4,067)
Issuance of notes payable	-	55,229	-
Borrowings under credit facility	10,000	10,000	-
Repayments under credit facility	-	(10,000)	-
Repayment of notes payable	-	(30,293)	-
Proceeds from issuance of common stock	37,507	-	31,748
Payments of deferred financing costs	(1,287)	(550)	(1,500)
Distributions paid	(13,023)	(9,934)	(4,993)
Net cash provided by (used for) financing activities	33,197	14,452	21,188
Net increase (decrease) in cash	(8,558)	(44,037)	48,576
Cash and cash equivalents and restricted cash, beginning of period	9,145	53,182	4,606
Cash and cash equivalents and restricted cash, end of period	$587	$9,145	$53,182

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$-	$1,911
Common stock distributed	-	1,720	7,783
Common stock issued in-kind	2,600	13,239	-
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$162	$27	$233
Cash paid for interest	9,355	9,230	7,996

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$587	$9,132	$52,582
Restricted cash	-	$13	$600
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$587	$9,145	$53,182

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
AgroFresh Inc. One Washington Square, 510-530 Walnut Street, Suite 1350, Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan	2	1M L + 6.25%, 7.25% Floor (10.63%)	03/31/2021	12/31/2024	4,402	4,387	4,303
American Tower Corporation 116 Huntington Avenue Boston, MA 02116	Wireless Telecommunications Services	Corporate Bond	10	3.50%	06/24/2022	01/31/2023	3,000	3,000	2,997
ANGUS Chemical Company 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2, 6	1M L + 7.75%, 8.50% Floor (12.07%)	09/21/2022	11/24/2028	1,625	1,502	1,505
ANGUS Chemical Company 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 4.75%, 5.50% Floor (12.14%)	11/04/2022	11/24/2027	3,000	2,795	2,810
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	5,000	4,128	3,488
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority E2 Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	1,292	1,138	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority F Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	5,119	4,552	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority G Notes	6, 7, 9, 10	12.50%	04/13/2022	10/13/2024	1,506	1,339	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	6, 8, 10	n/a	04/13/2022	n/a	1,722	-	-	1.72%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	9.00%, (6.50% cash + 2.50% PIK)	02/04/2022	10/31/2026	4,556	3,996	3,577
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	200,000	4,647	4,470	*
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Energy Midstream	Preferred Equity	10	9.25%	06/19/2020	n/a	216,178	1,288	1,872	*
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	133,844	1,509	1,355	*
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2	1M SOFR + 7.50%, 8.25% Floor (11.88%)	03/31/2021	04/30/2028	4,433	4,397	4,418
Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	22.29%	03/24/2022	06/24/2026	1,894	1,918	1,894
Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	6, 10	9.75%	07/01/2021	n/a	250,000	5,275	4,982	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6	6M L + 8.50%, 9.50% Floor (11.87%)	03/24/2021	03/30/2028	12,545	12,162	11,800
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 5.25%, 6.00% Floor (9.69%)	11/04/2022	11/01/2028	4,987	3,936	4,052
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M L + 8.00%, 9.50% Floor (12.73%)	07/29/2021	06/30/2027	6,046	6,080	6,046
Forum Energy Technologies, Inc. 10344 Sam Houston Park Drive, Suite 300 Houston, TX 77064	Energy Services	1st Lien, Secured Convertible Bond	7	9.00%	05/09/2022	08/04/2025	2,705	2,627	2,877
FTAI Infrastructure Inc. 1345 Avenue of the Americas, 45th Floor New York, NY 10105	Industrial	1st Lien, Secured Bond	10	10.50%	06/29/2022	06/01/2027	2,000	1,899	2,010
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	07/27/2021	08/15/2025	6,850	7,179	7,278
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	12.00%	11/17/2022	11/09/2027	4,375	4,375	4,375
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	11/17/2022	n/a	88	4,375	4,375	87.50%
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver	2, 6	3M L + 3.75% (8.52%)	01/27/2020	11/17/2023	-	(34)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	8,026	-	-
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan A	2, 6	3M SOFR + 5.00%, 6.00% Floor (9.36%)	08/10/2022	08/10/2027	488	479	480
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 10.04%, 11.04% Floor (14.40%)	08/10/2022	08/10/2027	6,825	6,631	6,726
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	6	19.71%	12/22/2021	05/22/2026	1,546	1,564	1,576
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	8.44%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver	2, 4, 6, 10	Prime + 1.25%, 1.25% Floor (8.75%)	09/20/2021	09/20/2023	1,555	1,555	1,555
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	3,445	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	2,205	62.87%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond		9.00%	05/17/2022	07/01/2028	4,150	3,549	3,475
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2, 6	3M L + 7.00%, 8.00% Floor (11.73%)	06/30/2021	07/15/2027	2,906	2,845	2,371
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Bond		11.50%	12/09/2020	02/28/2025	9,584	9,582	9,536
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M L + 7.50%, 8.50% Floor (12.23%)	11/16/2021	09/03/2026	5,919	5,763	4,883
Newfold Digital Inc. 5335 Gate Parkway Jacksonville, FL 32256	Internet Media	Unsecured Bond		6.00%	06/28/2022	02/15/2029	2,000	1,508	1,375
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (18.08%), (10.08% cash + 8.00% PIK)	09/30/2022	09/30/2027	8,672	8,405	7,781
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	632
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6	n/a	09/30/2022	n/a	880,909	-	-	2.56%
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2	3M L + 6.77%, 6.77% Floor (11.41%)	12/22/2022	n/a	2,500	55	57	*
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2	3M L + 6.88%, 6.88% Floor (11.52%)	12/12/2022	n/a	7,500	166	177	*
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Bond	10	7.75%	10/30/2020	12/15/2025	3,000	2,696	2,880
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Bond	10	12.88%	05/17/2022	01/15/2026	2,383	2,610	2,508
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	2, 6	Prime + 3.25%, 3.25% Floor (10.75%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/24/2020	07/01/2024	4,375	-	(365)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M L + 7.00%, 8.00% Floor (11.35%)	11/13/2020	11/13/2024	1,055	1,055	896
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	408	5.24%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	2, 6	Prime + 6.50%, 6.50% Floor (14.00%)	11/22/2021	12/31/2024	2,000	2,000	1,997

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Subordinated Note	4, 6, 10	11.00%	06/15/2021	06/15/2023	3,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,786	11,638	80.00%
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	Prime + 3.50%, 3.50% Floor (11.00%)	01/29/2019	06/14/2024	5,974	5,967	5,577
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	06/14/2024	4,026	-	(267)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	2, 6	6M L + 9.50%, 10.50% Floor (12.84%)	05/20/2019	12/20/2025	8,000	7,964	5,561
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M L + 12.00%, 13.25% Floor (16.06%), (10.06% cash + 6.00% PIK)	02/24/2021	02/24/2025	2,272	2,272	2,187
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	923	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	Unsecured Bond		6.63%	06/24/2022	05/01/2029	2,000	1,645	1,611
Sprout Holdings, LLC 90 Merrick Ave East Meadow, NY 11554	Specialty Finance	Term Loan	6	11.50%	06/23/2021	06/23/2023	873	873	873
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Subordinated Note	4, 6	11.00%	02/03/2022	05/03/2025	8,500	8,500	8,500
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6	n/a	02/03/2022	n/a	3,280,000	7,843	6,262	80.00%
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Unsecured Bond		5.75%	08/10/2022	04/15/2025	1,386	1,180	1,173
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		8.50%	10/19/2021	10/15/2026	5,000	4,800	4,762
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Secured Bond	10	9.50%	05/13/2021	03/15/2024	5,000	4,985	4,988
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	5	2.75%
United Insurance Holdings Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond	6	7.25%	12/20/2022	12/15/2027	6,000	2,469	2,340
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	3M L + 11.69%, 12.69% Floor (17.92%), (8.92% cash + 9.00% PIK)	09/30/2021	09/29/2026	7,172	7,072	7,192
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	3M L + 11.69%, 12.69% Floor (17.92%), (8.92% cash + 9.00% PIK)	09/30/2021	09/29/2026	2,766	2,716	2,576

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	1,246	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	2nd Lien, Secured Loan	2, 6	3M L + 8.25%, 9.25% Floor (12.98%)	06/08/2021	10/26/2025	4,693	4,582	4,543
Vector Group Ltd. 4400 Biscayne Blvd Miami, FL 33137	Food & Staples	Unsecured Bond	10	10.50%	07/08/2022	11/01/2026	750	714	745
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	9.75%	05/05/2021	11/01/2023	8,000	7,798	7,858
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	1	*
Agile Growth Corp Riverside Center 275 Grove Street, Suite 2-400 Newton, MA 02466	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	652	1	-	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	1	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Arctos NorthStar Acquisition Corp. 2021 McKinney Avenue, Suite 200 Dallas, TX 75201	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	125	-	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	9	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	-	*
Biote Corp. 1875 W. Walnut Hill Ln #100 Irving, TX 75038	Healthcare	Warrants	8, 10	n/a	03/02/2021	n/a	400	-	-	*
Cartesian Growth Corporation 505 5th Avenue, 15th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	1,666	1	1	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Climate Real Impact Solutions II Acquisition Corporation 300 Carnegie Center, Suite 150 Princeton, NJ 08540	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,000	2	-	*
Colonnade Acquisition Corp II 1400 Centrepark Blvd, Suite 810 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,000	2	-	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	-	*
D & Z Media Acquisition Corp 2870 Peachtree Road NW, Suite 509 Atlanta, GA 30305	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	166	-	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	-	*
ESM Acquisition Corp 2229 San Felipe, Suite 1300 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	6,630	7	1	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	3	*
Fast Radius, Inc. 113 N. May St. Chicago , IL 60607	Industrial	Warrants	8, 10	n/a	02/09/2021	n/a	625	1	-	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
First Reserve Sustainable Growth Corp. 262 Harbor Drive, 3rd Floor Stamford, CT 06902	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	5,000	6	-	*
Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	-	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Frontier Acquisition Corp 660 Madison Avenue, 19th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	2,500	3	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
FTAC Athena Acquisition Corp. 2929 Arch Street, Suite 1703 Philadelphia, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	1,250	1	-	*
FTAC Hera Acquisition Corp. 2929 Arch Street, Suite 1703 Quakertown, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	100	-	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
G Squared Ascend I Inc. 205 North Michigan Avenue, Suite 3770 Chicago, IL 60601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,000	1	-	*
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	1	*
Grove Collaborative Holdings, Inc. 1301 Sansome Street San Francisco, CA 94111	Household & Personal Products	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	1	*
Iris Acquisition Corp 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	1	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
Kismet Acquisition Three Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	4,133	3	-	*
L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	-	*
Lanvin Group Holdings Ltd Building S2, Bund Finance Center, No. 600, Zhongshan East 2nd Road Huangpu District, Shanghai, China	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	5,000	6	2	*
Lazard Growth Acquisition Corp 30 Rockefeller Plaza New York, NY 10112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Live Oak Mobility Acquisition Corp. 4921 William Arnold Road Memphis, TN 38117	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	400	1	-	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	-	*
New Vista Acquisition Corp. 125 South Wacker Drive, Suite 300 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	166	-	-	*
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Pathfinder Acquisition Corp 1950 University Avenue, Suite 350 Palo Alto, CA 94303	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	-	*
Peridot Acquisition Corp. II 2229 San Felipe Street, Suite 1450 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/09/2021	n/a	2,000	3	-	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	-	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	-	*
Polestar Automotive Holding UK PLC Assar Gabrielssons Väg 9 405 31 Göteborg, Sweden	Auto Manufacturer	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	2	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	-	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	-	*
Rumble Inc. 444 Gulf of Mexico Drive Longboat Key, FL 34228	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	2	*
Sandbridge X2 Corp 725 5th Avenue, 23rd Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	666	1	-	*
ScION Tech Growth II 10 Queen St Place, 2nd Floor London, UK EC4R 1BE	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	166	-	-	*
Silver Spike Acquisition Corp II 660 Madison Avenue, Suite 1600 New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,000	6	-	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	-	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Supernova Partners Acquisition Company III, Ltd. 4301 50th Street NW, Suite 300 PMB 1044 Washington, DC 20016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	80	-	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Tailwind International Acquisition Corp. 150 Greenwich Street, 29th Floor New York, NY 10006	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	4,166	3	-	*
Tech and Energy Transition Corporation 125 West 55th Street New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	666	1	-	*
Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	-	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	-	*
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	2	*
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*
Warburg Pincus Capital Corp I-A 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Warburg Pincus Capital Corp I-B 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Total Investments in Special Purpose Acquisition Companies								201	27
Total Investments excluding Short-Term Investments (265.25% of Net Assets)								251,178	224,957
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	12/30/2022	03/31/2023	70,000,000	69,798	69,785
GS Financial Square Treasury Obligations Fund	Short-Term Investments	Money Market		0.00%	06/30/2022	n/a	6,341,888	6,342	6,342
Total Short-Term Investments (89.76% of Net Assets)								76,140	76,127
TOTAL INVESTMENTS (355.01% of Net Assets)								$327,318	$301,084
Other Liabilities in Excess of Assets (255.01% of Net Assets)									$(216,275)
NET ASSETS									$84,809

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities’’ under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (‘‘LIBOR” or “L”), prime rate (“Prime”), or Secured Overnight Financing Rate ("SOFR") which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 4.39%. The three-month (“3M”) LIBOR as of period end was 4.77%. The six-month (“6M”) LIBOR as of period end was 5.14%. The prime rate as of period end was 7.50%. The SOFR as of period end was 4.30%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of December 31, 2022, the Avation Capital SA secured bond, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind ("PIK") interest rates. As of December 31, 2022, each of the Avanti Space Limited secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual. As of December 31, 2022, Forum Energy Technologies, Inc has the option to pay in kind but currently pay cash and the rate above reflects the cash interest rate.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent ‘‘qualifying assets’’ under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 24.76% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $2,230; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $19,401; the net unrealized depreciation was $(17,171); the aggregate cost of securities for Federal income tax purposes was $318,255.

* Represents less than 1%.

As of December 31, 2022, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$184,955	218.08%
Equity/Other	40,002	47.17%
Short-Term Investments	76,127	89.76%
Total	$301,084	355.01%

As of December 31, 2022, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$290,222	342.21%
Canada	7,278	8.58%
Europe	3,580	4.22%
Asia/Oceania	4	0.00%
Total	$301,084	355.01%

As of December 31, 2022, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$58,250	68.68%
Chemicals	31,702	37.38%
Energy Midstream	22,559	26.60%
Oil & Gas Exploration & Production	15,136	17.85%
Internet Media	12,247	14.44%
Transportation Equipment Manufacturing	11,803	13.92%
Casinos & Gaming	9,301	10.97%
Consumer Products	8,413	9.92%
Shipping	7,206	8.50%
Metals & Mining	6,046	7.13%
Closed-End Fund	5,825	6.87%
Industrial	5,498	6.47%
Oil & Gas Refining	5,388	6.35%
Hospitality	4,988	5.88%
Food & Staples	3,660	4.32%
Aircraft	3,577	4.22%
Restaurants	3,110	3.67%
Wireless Telecommunications Services	2,997	3.53%
Energy Services	2,877	3.39%
Apparel	2,371	2.80%
Insurance	2,340	2.76%
Special Purpose Acquisition Company	19	0.02%
Retail	5	0.01%
Auto Manufacturer	2	0.00%
Biotechnology	1	0.00%
Household & Personal Products	1	0.00%
Technology	(365)	-0.43%
Short-Term Investments	76,127	89.76%
Total	$301,084	355.01%
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

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries, Great Elm Specialty Finance, LLC and TFC-SC Holdings, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Prepaid Expenses and Other Assets. Prepaid expenses include expenses paid in advance such as annual insurance premiums and deferred offering costs, as described above. Other assets includes contributions to investments paid in advance of trade date. As of December 31, 2022, contributions to investments paid in advance of trade date were $3,000.

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

The Company has accrued $252, $48 and $17 of excise tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the Company, for federal income tax purposes, had capital loss carryforwards of $185,737 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2022 $41,899 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2022, $16,815 are short-term and $168,922 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2018 through 2021), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement. The Company has an investment management agreement (the “Investment Management Agreement”) with GECM. Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement. This fee consists of two components: a base management fee and an incentive fee. Effective August 1, 2022, upon receiving approval from the Company's stockholders, the Company and GECM amended the Investment Management Agreement to reset the Capital Gains Incentive Fee to begin on April 1, 2022, which eliminated $163.2 million of historical realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the Income Incentive Fee was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022.

The Company’s Chief Executive Officer and President is also a portfolio manager for GECM, as well as a Managing Director of Imperial Capital Asset Management, LLC. The Company’s Chief Compliance Officer is also the chief compliance officer and general counsel of GECM, and the president of GEG. The Company’s Chief Financial Officer is also the chief financial officer of GECM.

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

For the years ended December 31, 2022, 2021 and 2020, management fees amounted to $3,205, $3,182 and $2,511, respectively. As of December 31, 2022 and 2021, $850 and $881 remained payable, respectively.

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

The Company will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid). “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters. As a result of the amendment effective August 1, 2022, the calculation of the Cumulative Pre-Incentive Fee Net Return begins as of April 1, 2022.

Under the Capital Gains Incentive Fee, the Company is obligated to pay GECM at the end of each calendar year 20% of the aggregate cumulative realized capital gains from April 1, 2022 through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred Income Incentive Fees of $565, $(4,323) and $1,020, respectively. As of December 31, 2022 and 2021, $565 and $4,854 of Income Incentive Fees, respectively remained payable and none was immediately payable after calculating the total return requirement. These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above. For the years ended December 31, 2022, 2021 and 2020, the Company did not have any Capital Gains Incentive Fees accrual.

The Company’s investment in Avanti Communications Group plc (“Avanti Communications”) has generated significant non-cash income in the form of PIK interest. As of December 31, 2021, it was determined that the investment in the Avanti Communications 2nd lien secured bonds (the “2L bonds”) was fair valued at zero and, along with the investment in the Avanti Communications 1.5 lien secured loan (the “1.5L loan”) put on non-accrual, with any accrued but unpaid or capitalized interest income reversed as of period end. As a result of this write down and non-accrual status, the Company determined that the accrued incentive fees payable associated with the portion of PIK interest generated by the 2L bonds and 1.5L loan should not at that time be recognized as a liability. As such, the Company reversed $5,014 in accrued incentive fees related to those investments as of December 31, 2021.

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

Administration Fees. The Company has an administration agreement (the “Administration Agreement”) with GECM to provide administrative services, including, among other things, furnishing the Company with office facilities, equipment, clerical, bookkeeping and record keeping services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement. Compensation of administrator personnel is allocated based on time allocation for the period. Other overhead costs are based on a combination of time allocation and total headcount.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred expenses under the Administration Agreement of $938, $673 and $729, respectively. As of December 31, 2022 and 2021, $188 and $131, remained payable, respectively.

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

Level 2 - Investments valued using other unadjusted observable market inputs, e.g., quoted prices in markets that are not active or quotes for comparable instruments.

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

Valuations of Level 2 debt and equity instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g., indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$80,622	$104,333	$184,955
Equity/Other	7,958	-	32,044	40,002
Short Term Investments	76,127	-	-	76,127
Total investment assets	$84,085	$80,622	$136,377	$301,084

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$44,858	$104,936	$149,794
Equity/Other	12,164	1,103	49,088	62,355
Short Term Investments	199,995	-	-	199,995
Total investment assets	$212,159	$45,961	$154,024	$412,144

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2022
Debt	$104,936	$(6,311)	$66,461	$(60,207)	$45,325	$(46,314)	$443	$104,333
Equity/Other	49,088	-	12,538	(69,384)	61,476	(21,674)	-	32,044
Total investment assets	$154,024	$(6,311)	$78,999	$(129,591)	$106,801	$(67,988)	$443	$136,377

The following is a reconciliation of Level 3 assets for the year ended December 31, 2021:

Level 3	Beginning Balance as of January 1, 2021	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2021
Debt	$85,865	$-	$118,965	$(13,067)	$(19,544)	$(70,373)	$3,090	$104,936
Equity/Other	26,191	-	24,476	(2,276)	4,907	(4,210)	-	49,088
Total investment assets	$112,056	$-	$143,441	$(15,343)	$(14,637)	$(74,583)	$3,090	$154,024
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
(2)
The net change in unrealized appreciation/(depreciation) relating to Level 3 assets still held at December 31, 2022 totaled $(19,811) consisting of the following: $(11,792) related to debt investments and $(8,019) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2021 totaled $(27,528) consisting of the following: $(31,826) related to debt investments and $4,298 related to equity/other.

Two investments with an aggregate fair value of $6,311 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2022.

There were no transfers into or out of Level 3 during the year ended December 31, 2021.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2022 and 2021, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$65,570	Income Approach	Discount Rate	9.39% - 33.61% (17.55%)
	20,687	Market Approach	Earnings Multiple	0.25 - 9.50 (4.20)
	4,945	Income Approach	Implied Yield	3.95% - 26.49% (15.80%)
	4,883	Broker Quotes		80.00% - 85.00% (82.50%)
	4,375	Recent Transaction
	3,000	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	873	Asset Recovery / Liquidation(3)
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Debt	$104,333

Equity/Other	$11,638	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	11,044	Market Approach	Earnings Multiple	0.12 - 8.50 (4.07)
	4,982	Income Approach	Discount Rate	19.07% - 19.07% (19.07%)
	5	Asset Recovery / Liquidation(3)
	4,375	Recent Transaction
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Equity/Other	$32,044

As of December 31, 2021
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$20,070	Market Approach	Earnings Multiple	1.00 - 5.25 (3.28)
		Income Approach	Discount Rate	17.50% - 32.50% (27.68%)
	83,321	Income Approach	Discount Rate	7.05% - 65.41% (13.16%)
	(288)	Income Approach	Implied Yield	4.02% - 6.87% (4.97%)
	1,833	Recent Transaction
Total Debt	$104,936

Equity/Other	$31,050	Market Approach	Earnings Multiple	0.16 - 14.50 (5.44)
		Income Approach	Discount Rate	14.00% - 32.50% (25.54%)
	5,238	Market Approach	Earnings Multiple	0.13 - 7.25 (2.01)
	12,579	Income Approach		11.51% - 13.39% (11.60%)
	221	Asset Recovery / Liquidation(3)
Total Equity/Other	$49,088

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

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate ("SOFR") plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. As of December 31, 2022, there were $10.0 million borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended. In May 2022, the interest rate in the Loan Agreement was amended to replace the LIBOR with SOFR.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-
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

The terms of the unsecured notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (as supplemented with respect to each series of notes, the "Indenture"). The Indenture’s covenants include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.

As of December 31, 2022, the Company’s asset coverage ratio was approximately 154.4%.

As of December 31, 2022 and 2021, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$9,378	$8,927	$7,973
Amortization of acquisition premium	1,312	1,501	1,153
Total	$10,690	$10,428	$9,126
Weighted average interest rate(1)	7.32%	7.59%	7.54%
Average outstanding balance	$146,070	$137,336	$121,012
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

	December 31, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,081
Unsecured Debt - GECCN Notes	42,823	42,823	42,686
Unsecured Debt - GECCO Notes	57,500	57,500	54,510
Total	$145,933	$145,933	$142,277

	December 31, 2021
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,701
Unsecured Debt - GECCN Notes	42,823	42,823	42,823
Unsecured Debt - GECCO Notes	57,500	57,500	58,742
Total	$145,933	$145,933	$147,266

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

On January 21, 2021, the Company distributed 79,797 shares of common stock (as adjusted for the reverse stock split described above) as part of the December 2020 distribution.

During the year ended December 31, 2020, the Company distributed 367,470 shares of common stock (as adjusted for the reverse stock split described above) as part of the 2020 distributions.

On October 1, 2020, the Company completed a non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $17.70 per share (as adjusted for the reverse stock split described above). In total, the Company sold 1,793,658 shares (as adjusted for the reverse stock split described above) of the Company's common stock for aggregate gross proceeds of approximately $31,748.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2022, the Company had approximately $19,872 in unfunded loan commitments to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2022 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Distributions paid from:
Ordinary income	$13,023	$9,743	$13,084
Net long term capital gains	-	-	265
Total taxable distributions	$13,023	$9,743	$13,349

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2022	2021	2020
Undistributed ordinary income, net	$3,534	$4,797	$91
Capital loss carryforwards	(185,737)	(62,971)	(54,887)
Total undistributed earnings	(182,203)	(58,174)	(54,796)
Unrealized earnings (losses), net	(17,171)	(112,846)	(96,323)
Total accumulated earnings (losses), net(1)	$(199,374)	$(171,020)	$(151,119)
(1)
Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2022	2021
Tax cost	$318,255	$524,990

Gross unrealized appreciation	2,230	49,821
Gross unrealized depreciation	(19,401)	(162,667)
Net unrealized appreciation (depreciation) on investments	$(17,171)	$(112,846)

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

	As of December 31,
(in thousands)	2022	2021
Paid-in capital in excess of par	$(252)	$(117)
Accumulated undistributed net investment income	(2,737)	1,335
Accumulated net realized gain (loss)	2,989	(1,218)

At December 31, 2022, the Company, for federal income tax purposes, had capital loss carryforwards of $185,737 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Modernization Act was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2022, $41,899 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2022, $16,815 are short-term and $168,922 are long term.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2019 through 2022), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$16.63	$20.74	$51.81	$62.02	$74.51
Net investment income	1.67	3.02	3.22	6.40	8.64
Net realized gains (loss)	(20.16)	(2.37)	(4.39)	0.76	1.36
Net change in unrealized appreciation (depreciation)	16.00	(3.17)	(13.24)	(11.58)	(15.07)
Net increase (decrease) in net assets resulting from operations	(2.49)	(2.52)	(14.41)	(4.42)	(5.07)
Issuance of common stock	(1.03)	0.81	(10.66)	-	-
Accretion from share buybacks	-	-	-	0.51	-
Distributions declared from net investment income(2)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)
Net decrease resulting from distributions to common stockholders	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)
Net asset value, end of period	$11.16	$16.63	$20.74	$51.81	$62.02
Per share market value, end of period	$8.29	$18.48	$21.60	$46.68	$47.10

Shares outstanding, end of period	7,601,958	4,484,278	3,838,242	1,677,114	1,775,400
Total return based on net asset value(3)	(22.17)%	(8.03)%	(49.51)%	(4.64)%	(7.31)%
Total return based on market value(3)	(46.53)%	(1.27)%	(39.98)%	15.17%	(8.35)%

Ratio/Supplemental Data:
Net assets, end of period	84,809	74,556	$79,615	$86,889	$110,116
Ratio of total expenses to average net assets before waiver (4)	22.14%	14.69%	25.84%	16.46%	9.96%
Ratio of total expenses to average net assets after waiver (4),(5)	16.43%	14.69%	25.84%	16.46%	9.96%
Ratio of incentive fees to average net assets(4)	0.66%	(4.91)%	1.68%	2.80%	0.13%
Ratio of net investment income to average net assets(4),(5)	12.30%	14.02%	11.77%	11.18%	12.30%
Portfolio turnover	53%	66%	64%	81%	67%
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

(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2022, 2021, 2020, 2019 and 2018 average net assets were $85,029, $87,975, $60,884, $97,791, and $124,668, respectively.
(5)
Ratio for the year ended December 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

11. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2022 represented 2% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2022 represented 61% of the Company's net assets.

Fair value as of December 31, 2022 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2022
Issue(1)	Fair value at December 31, 2021	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2022	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$3,622	$142	$4,552	$-	$788	$-	$45	$-	$-
1.25 Lien, Secured Loan	649	41	1,339	-	649	-	13	-	-
1.5 Lien, Secured Loan	3,866	-	-	(10,754)	6,888	-	-	-	-
2nd Lien, Secured Bond	-	-	-	(49,370)	49,370	-	-	-	-
Common Equity (0% of class)	-	-	-	(50,660)	50,660	-	-	-	-
	8,137	183	5,891	(110,784)	108,355	-	58	-	-

PFS Holdings Corp.
1st Lien, Secured Loan	922	-	10	-	(16)	896	97	-	-
Common Equity (5% of class)	1,802	-	-	-	(1,394)	408	-	-	-
	2,724	-	10	-	(1,410)	1,304	97	-	-
Totals	$10,861	$183	$5,901	$(110,784)	$106,945	$1,304	$155	$-	$-

Controlled Investments
Great Elm Healthcare Financing, LLC
Subordinated Note	-	4,375	-	-	-	4,375	65	-	-
Equity (88% of class)	-	4,375	-	-	-	4,375	-	-	-
	-	8,750	-	-	-	8,750	65	-	-
Lenders' Funding, LLC
Subordinated Note	10,000	-	-	-	-	10,000	907	-	-
Revolver	1,933	4,356	4,734	-	-	1,555	124	-	-
Equity (63% of class)	7,309	-	-	-	(5,104)	2,205	-	-	459
	19,242	4,356	4,734	-	(5,104)	13,760	1,031	-	459

Prestige Capital Finance, LLC
Subordinated Note	6,000	2,000	5,000	-	-	3,000	266	-	-
Equity (80% of class)	11,843	320	-	-	(525)	11,638	-	-	2,080
	17,843	2,320	5,000	-	(525)	14,638	266	-	2,080

Sterling Commercial Credit, LLC

Subordinated Note	-	8,500	-	-	-	8,500	622	-	-
Equity (80% of class)	-	7,843	-	-	(1,581)	6,262	-	-	-
	-	16,343	-	-	(1,581)	14,762	622	-	-
Totals	$37,085	$31,769	$9,734	$-	$(7,210)	$51,910	$1,984	$-	$2,539
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

Fair value as of December 31, 2021 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2021
Issue(1)	Fair value at December 31, 2020	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2021	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$-	$4,410	$-	$-	$(788)	$3,622	$461	$282	$-
1.25 Lien, Secured Loan	1,148	150	-	-	(649)	649	154	-	-
1.5 Lien, Secured Loan	9,512	1,242	-	-	(6,888)	3,866	1,036	-	-
2nd Lien, Secured Bond	18,610	5,090	-	-	(23,700)	-	4,045	-	-
Common Equity (9% of class)	-	-	-	-	-	-	-	-	-
	29,270	10,892	-	-	(32,025)	8,137	5,696	282	-

OPS Acquisitions Limited and Ocean Protection Services Limited
1st Lien, Secured Loan	19	-	78	(4,162)	4,221	-	-	-	-
	19	-	78	(4,162)	4,221	-	-	-	-

PFS Holdings Corp.
1st Lien, Secured Loan	1,076	-	11	-	(143)	922	88	-	-
Common Equity (5% of class)	7,618	-	-	-	(5,816)	1,802	-	-	-
	8,694	-	11	-	(5,959)	2,724	88	-	-
Totals	$37,983	$10,892	$89	$(4,162)	$(33,763)	$10,861	$5,784	$282	$-

Controlled Investments
Lenders' Funding, LLC
Subordinated Note	-	10,000	-	-	-	10,000	311	25	-
Revolver	-	5,405	3,472	-	-	1,933	47	-	-
Equity (63% of class)	-	7,250	-	-	59	7,309	-	-	660
	-	22,655	3,472	-	59	19,242	358	25	660

PE Facility Solutions, LLC
1st Lien, Secured Term Loan B	162	-	164	-	2	-	-	-	-
Equity (87% of class)	-	-	293	293	-	-	-	-	-
	162	-	457	293	2	-	-	-	-

Prestige Capital Finance, LLC
Note	-	6,000	-	-	-	6,000	288	-	-
Equity (80% of class)	10,081	-	-	-	1,762	11,843	-	-	1,974
	10,081	6,000	-	-	1,762	17,843	288	-	1,974
Totals	$10,243	$28,655	$3,929	$293	$1,823	$37,085	$646	$25	$2,634
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

The Board set distributions for the quarter ending March 31, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.

On March 1, 2023, the Company repaid $5,000 of the outstanding balance on the revolving line of credit leaving a remaining outstanding balance of $5,000.