Form 10-Q
period 2023-03-31
Great Elm Capital Corp.
filed 2023-05-04
CIK 1675033

ck

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the registrant had 7,601,958 shares of common stock, $0.01 par value per share, outstanding.

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
▪
serious disruptions and catastrophic events, including the impact of the novel coronavirus pandemic on the global economy;
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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

On September 27, 2016, we and GECM, our external investment manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to our external investment manager under those agreements. On August 1, 2022, upon receiving our stockholders' approval, we and GECM entered into an amendment to the Investment Management Agreement to reset the capital gains incentive fee to begin on April 1, 2022, which eliminated $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the incentive fee based on income was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite approvals from our board of directors (our "Board") and/or stockholders.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2022 and the three months ended March 31, 2023:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2022	$27,578	$(29,723)	10.38%
Quarter ended June 30, 2022	44,750	(34,014)	10.27%
Quarter ended September 30, 2022	40,212	(28,430)	11.59%
Quarter ended December 31, 2022	37,588	(20,461)	12.43%
For the Year Ended December 31, 2022	150,128	(112,628)

Quarter ended March 31, 2023	53,293	(57,175)	13.06%
For the Three Months Ended March 31, 2023	$53,293	$(57,175)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2023 and the year ended December 31, 2022. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022
Beginning Investment Portfolio, at fair value	$224,957	$212,149
Portfolio Investments acquired(1)	53,293	150,128
Amortization of premium and accretion of discount, net	541	1,328
Portfolio Investments repaid or sold(2)	(57,175)	(112,628)
Net change in unrealized appreciation (depreciation) on investments	3,473	100,016
Net realized gain (loss) on investments	1,850	(126,036)
Ending Investment Portfolio, at fair value	$226,939	$224,957
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$56,589	24.94%	$58,250	25.89%
Chemicals	26,204	11.55%	31,702	14.09%
Insurance	14,591	6.43%	2,340	1.04%
Oil & Gas Exploration & Production	13,139	5.79%	15,136	6.74%
Energy Midstream	12,248	5.40%	22,559	10.03%
Internet Media	12,216	5.38%	12,247	5.44%
Shipping	12,042	5.31%	7,206	3.20%
Transportation Equipment Manufacturing	11,064	4.87%	11,803	5.25%
Consumer Products	11,042	4.86%	8,413	3.74%
Energy Services	9,764	4.30%	2,877	1.28%
Casinos & Gaming	8,601	3.79%	9,301	4.13%
Closed-End Fund	6,232	2.75%	5,825	2.59%
Metals & Mining	6,027	2.66%	6,046	2.69%
Industrial	5,476	2.41%	5,498	2.44%
Food & Staples	5,330	2.35%	3,660	1.63%
Aircraft	3,939	1.73%	3,577	1.59%
Oil & Gas Refining	3,920	1.73%	5,388	2.40%
Restaurants	3,447	1.52%	3,110	1.38%
Hospitality	3,128	1.38%	4,988	2.22%
Apparel	2,168	0.95%	2,371	1.05%
Retail	44	0.02%	5	-%
Special Purpose Acquisition Company	35	0.02%	19	0.01%
IT Services	2	-%	-	-%
Auto Manufacturer	2	-%	2	-%
Communications Equipment	1	-%	-	-%
Biotechnology	1	-%	1	-%
Technology	(313)	(0.14)%	(365)	(0.16)%
Household & Personal Products	-	-%	1	-%
Wireless Telecommunications Services	-	-%	2,997	1.33%
Total	$226,939	100.00%	$224,957	100.00%

Results of Operations

Investment Income

	For the Three Months Ended March 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$8,410	$1.11	$5,558	$1.22
Interest income	6,630	0.87	4,041	0.89
Dividend income	934	0.13	1,267	0.28
Other income	846	0.11	250	0.05
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.
(2)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. This weighted average share amount has been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans.

Interest income increased $2.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to growth of the portfolio and rising interest rates. As of March 31, 2023, the debt investment portfolio had an average coupon rate of 11.8% on approximately $204.2 million in principal as compared to 10.3% on $146.4 million of principal as of March 31, 2022, excluding positions on non-accrual in each period.

Dividend income for the three months ended March 31, 2023 decreased as compared to the corresponding period in the prior year primarily due to a lower current quarter distribution from our investments in specialty finance portfolio companies and exits from certain preferred equity positions.

Expenses

	For the Three Months Ended March 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$5,543	$0.73	$(497)	$(0.11)
Management fees	869	0.11	780	0.17
Incentive fees	710	0.09	-	-
Incentive fee waiver	-	-	(4,854)	(1.06)
Total advisory and management fees	$1,579	$0.20	$(4,074)	$(0.89)
Administration fees	295	0.04	221	0.05
Directors’ fees	52	0.01	63	0.01
Interest expense	2,821	0.38	2,670	0.59
Professional services	536	0.07	418	0.09
Custody fees	22	0.00	14	0.00
Other	238	0.03	191	0.04
Income Tax Expense
Excise tax	28	0.00	101	0.02
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.
(2)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. This weighted average share amount has been retroactively adjusted for the reverse stock split effected on February 28, 2022.

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

Incentive fees for the three months ended March 31, 2023 were $0.7 million and no incentive fees were recognized in the corresponding period in the prior year due to the incentive fee waiver. GECM waived all accrued and unpaid incentive fees pursuant to the Investment Management Agreement as of March 31, 2022. As of March 31, 2022, there were approximately $4.9 million of accrued and unpaid incentive fees held on our balance sheet. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the period ending March 31, 2022, resulting in a corresponding increase in net income and increase in net asset value ("NAV") in such period (subject to any offsetting additional expenses or losses). The incentive fee waiver is not subject to recapture.

Management fees increased for the three months ended March 31, 2023 as compared to the corresponding period in the prior year due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments. Administration fees increased in the three months ended March 31, 2023 as compared to the corresponding period in the prior year primarily due to increases in allocable personnel time spent on GECC matters.

Professional services costs for the three months ended March 31, 2023 increased as compared to the three months ended March 31, 2022, primarily due to increased legal expenses associated with specific transaction matters, as well as general rate increases for professional services including legal and accounting costs.

For the three months ended March 31, 2023, interest expense increased as compared to the corresponding period in the prior year due to the revolver which had an average outstanding balance of $8.4 million during the quarter ended March 31, 2023 but no outstanding balance during the quarter ended March 31, 2022.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$1,845	$0.24	$(19,933)	$(4.37)
Gross realized gain	1,902	0.25	791	0.17
Gross realized loss	(57)	(0.01)	(20,724)	(4.54)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.
(2)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. This weighted average share amount has been retroactively adjusted for the reverse stock split effected on February 28, 2022.

During the three months ended March 31, 2023, net realized gains were primarily driven by sales of our investments in Crestwood Equity Partners, LP preferred equity, ANGUS Chemical Company first lien secured loan, and Forum Energy Technologies, Inc. first lien secured convertible bond resulting in realized gains of $0.7 million, $0.2 million, and $0.1 million, respectively. In addition, the paydowns of our investments in Par Petroleum, LLC first lien secured loans and W&T Offshore, Inc. second lien secured bond resulted in realized gains of $0.4 million and $0.2 million, respectively.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$3,476	$0.46	$8,870	$1.94
Unrealized appreciation	7,465	0.98	20,762	4.55
Unrealized depreciation	(3,989)	(0.52)	(11,892)	(2.61)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.
(2)
The per share amounts are based on a weighted average of 4,558,451 outstanding common shares for the three months ended March 31, 2022. This weighted average share amount has been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Net unrealized appreciation for the three months ended March 31, 2023 is primarily due to the increases in fair value of our investments in United Insurance Holding Corp. unsecured bonds and Prestige Capital Finance, LLC common equity of $3.0 million and $0.8 million, respectively. This unrealized appreciation was partially offset by unrealized depreciation due to decreases in fair value of our investment in Maverick Gaming, LLC first lien secured loan and First Brands, Inc. second lien secured loan of $0.9 million and $0.8 million, respectively.

During the three months ended March 31, 2022, gross unrealized appreciation primarily consisted of the reversal of previously recognized unrealized losses on our investments in Tru Taj common stock and CPK common stock, which were offset by corresponding realized losses as discussed above. Gross unrealized depreciation was driven by the write downs on our investments in the Avanti Communications Group plc ("Avanti") 1.125 lien secured loan, Avanti 1.25 lien secured loan and 1.5 lien secured loan, on which we collectively recognized $7.7 million in unrealized depreciation. In April 2022, Avanti announced a series of restructuring transactions pursuant to which certain creditors of Avanti (excluding GECC) contributed additional senior debt financing to Avanti, and the 2nd lien secured bond and 1.5 lien secured loan were converted to equity.

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

At March 31, 2023, we had approximately $1.6 million of cash and cash equivalents and approximately $10.8 million of money market fund investments at fair value. At March 31, 2023, we had investments in 51 debt instruments across 42 companies, totaling approximately $184.1 million at fair value and 65 equity investments in 64 companies, totaling approximately $42.9 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2023, we had approximately $21.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our March 31, 2023 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2023, net cash provided by operating activities was approximately $8.7 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $6.8 million, reflecting payments for additional investments of $50.4 million, offset by proceeds from principal repayments and sales of $57.2 million. Such amounts include draws and repayments on investments in revolving credit facilities.

For the three months ended March 31, 2023, net cash used in financing activities was $7.7 million, consisting of $5.0 million in net repayments on the revolving credit facility and $2.7 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and cash obligations as of March 31, 2023 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCN Notes	42,823	-	42,823	-	-
GECCO Notes	57,500	-	-	57,500	-
Revolving Credit Facility	5,000	-	5,000	-	-
Total	$150,933	$-	$93,433	$57,500	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate ("SOFR") plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. As of March 31, 2023, there were $5.0 million borrowings outstanding under the revolving line.

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

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of March 31, 2023 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCN Notes outstanding as of March 31, 2023 is $42.8 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of March 31, 2023 is $57.5 million.

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

As of March 31, 2023, our asset coverage ratio was approximately 159.8%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Share Price Data

The following table sets forth: (i) NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the Nasdaq Global Market during the applicable period, (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant period, and (iv) the distributions per share of our common stock declared during the applicable period. Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to NAV is separate and distinct from the risk that our NAV will decrease. During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 27.0% premium to NAV and as low as a 36.0% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2023
Second Quarter (through April 28, 2023)	N/A	$9.10	$7.91	--	--	--
First Quarter	11.88	$9.75	$8.50	(17.9)%	(28.5)%	$0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
Fiscal year ending December 31, 2021
Fourth Quarter	$16.63	$21.12	$18.24	27.0%	9.7%	$0.60
Third Quarter	22.17	21.84	19.50	(1.5)%	(12.0)%	0.60
Second Quarter	23.40	23.04	19.26	(1.5)%	(17.7)%	0.60
First Quarter	23.36	24.18	18.24	3.5%	(21.9)%	0.60
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

The last reported closing price for our common stock on April 28, 2023 was $8.09 per share. As of April 28, 2023, we had 9 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2021:

Record Date	Payment Date	Distribution Per Share Declared(1)
March 15, 2021	March 31, 2021	$0.60
June 15, 2021	June 30, 2021	$0.60
September 15, 2021	September 30, 2021	$0.60
December 15, 2021	December 31, 2021	$0.60
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
(1)
Per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis.

Recent Developments

Our board set distributions for the quarter ending June 30, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2023, approximately $117.3 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 23 debt investments in our portfolio bore interest at a fixed rate, and the remaining 27 debt investments were at variable rates, representing approximately $112.8 million and $117.3 million in principal debt, respectively. As of December 31, 2022, 31 debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $129.3 million and $100.8 million in principal debt, respectively. The variable rates are generally based upon the LIBOR, SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of March 31, 2023. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$3,670
2.00%	2,447
1.00%	1,223
-1.00%	(1,224)
-2.00%	(2,448)
-3.00%	(3,664)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at March 31, 2023, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

101

Materials from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, fomratted in inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of assets and liabilities, (ii) consolidated statements of operations, (iii) consolidated statements of changes in net assets, (iv) consolidated statements of cash flows, (v) consolidated schedules of investments, and (vi) related notes to the consolidated financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in inline XBRL (included as Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: May 4, 2023	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: May 4, 2023	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $182,982 and $183,061, respectively)	$174,441	$171,743
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $80,570 and $76,140, respectively)	80,560	76,127
Affiliated investments, at fair value (amortized cost of $13,430 and $13,433, respectively)	1,464	1,304
Controlled investments, at fair value (amortized cost of $53,276 and $54,684, respectively)	51,034	51,910
Total investments	307,499	301,084

Cash and cash equivalents	1,641	587
Receivable for investments sold	415	396
Interest receivable	3,027	3,090
Dividends receivable	1,059	1,440
Due from portfolio company	1	1
Due from affiliates	4	-
Deferred financing costs	186	226
Prepaid expenses and other assets	233	3,288
Total assets	$314,065	$310,112

Liabilities
Notes payable (including unamortized discount of $2,499 and $2,781, respectively)	$143,435	$143,152
Revolving credit facility	5,000	10,000
Payable for investments purchased	72,317	70,022
Interest payable	27	42
Accrued incentive fees payable	1,274	565
Due to affiliates	1,104	1,042
Accrued expenses and other liabilities	600	480
Total liabilities	$223,757	$225,303

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 7,601,958 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$76	$76
Additional paid-in capital	284,107	284,107
Accumulated losses	(193,875)	(199,374)
Total net assets	$90,308	$84,809
Total liabilities and net assets	$314,065	$310,112
Net asset value per share	$11.88	$11.16

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

		For the Three Months Ended March 31,
		2023	2022
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$5,476	$3,259
Non-affiliated, non-controlled investments (PIK)		449	246
Affiliated investments		30	21
Affiliated investments (PIK)		-	58
Controlled investments		442	457
Controlled investments (PIK)		233	-
Total interest income		6,630	4,041
Dividend income from:
Non-affiliated, non-controlled investments		318	503
Controlled investments		616	764
Total dividend income		934	1,267
Other income from:
Non-affiliated, non-controlled investments		846	250
Total other income		846	250
Total investment income		$8,410	$5,558

Expenses:
Management fees		$869	$780
Incentive fees		710	-
Administration fees		295	221
Custody fees		22	14
Directors’ fees		52	63
Professional services		536	418
Interest expense		2,821	2,670
Other expenses		238	191
Total expenses		$5,543	$4,357
Incentive fee waiver		-	(4,854)
Net expenses		$5,543	$(497)
Net investment income before taxes		$2,867	$6,055
Excise tax		$28	$101
Net investment income		$2,839	$5,954

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$1,845	$(19,933)
Total net realized gain (loss)		1,845	(19,933)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		2,781	16,536
Affiliated investments		163	(7,689)
Controlled investments		532	23
Total net change in unrealized appreciation (depreciation)		3,476	8,870
Net realized and unrealized gains (losses)		$5,321	$(11,063)
Net increase (decrease) in net assets resulting from operations		$8,160	$(5,109)

Net investment income per share (basic and diluted):	(1)	$0.37	$1.31
Earnings per share (basic and diluted):	(1)	$1.07	$(1.12)
Weighted average shares outstanding (basic and diluted):	(1)	7,601,958	4,558,451
(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,839	$5,954
Net realized gain (loss)	1,845	(19,933)
Net change in unrealized appreciation (depreciation) on investments	3,476	8,870
Net increase (decrease) in net assets resulting from operations	8,160	(5,109)

Distributions to stockholders:
Distributions(1)	(2,661)	(2,761)
Total distributions to stockholders	(2,661)	(2,761)

Capital transactions:
Issuance of common stock, net	-	2,600
Fractional shares redeemed for cash in lieu of reverse stock split	-	-
Net increase (decrease) in net assets resulting from capital transactions	-	2,600
Total increase (decrease) in net assets	5,499	(5,270)
Net assets at beginning of period	$84,809	$74,556
Net assets at end of period	$90,308	$69,286

Capital share activity(2)
Shares outstanding at the beginning of the period	7,601,958	4,484,278
Issuance of common stock	-	117,117
Fractional shares redeemed for cash in lieu of reverse stock split	-	(4)
Shares outstanding at the end of the period	7,601,958	4,601,391
(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,160	$(5,109)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(50,355)	(25,340)
Net change in short-term investments	(4,481)	(3)
Capitalized payment-in-kind interest	(597)	(405)
Proceeds from sales of investments	21,932	19,720
Proceeds from principal payments	35,224	6,518
Net realized (gain) loss on investments	(1,845)	19,933
Net change in unrealized (appreciation) depreciation on investments	(3,476)	(8,870)
Amortization of premium and accretion of discount, net	(541)	(396)
Amortization of discount (premium) on long term debt	323	327
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	63	(231)
(Increase) decrease in dividends receivable	381	376
(Increase) decrease in due from portfolio company	-	81
(Increase) decrease in due from affiliates	(4)	(17)
(Increase) decrease in prepaid expenses and other assets	3,055	211
Increase (decrease) in due to affiliates	771	(4,906)
Increase (decrease) in interest payable	(15)	2
Increase (decrease) in accrued expenses and other liabilities	120	244
Net cash provided by (used for) operating activities	8,715	2,135
Cash flows from financing activities
Borrowings under credit facility	2,000	-
Repayments under credit facility	(7,000)	-
Payments of deferred financing costs	-	(2)
Distributions paid	(2,661)	(2,761)
Net cash provided by (used for) financing activities	(7,661)	(2,763)
Net increase (decrease) in cash	1,054	(628)
Cash and cash equivalents and restricted cash, beginning of period	587	9,145
Cash and cash equivalents and restricted cash, end of period	$1,641	$8,517

Supplemental disclosure of non-cash financing activities:
Common stock issued in-kind	$-	$2,600
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$157	$128
Cash paid for interest	2,481	2,331

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,641	$587
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$1,641	$587

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$8,517	$9,132
Restricted cash	-	13
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$8,517	$9,145

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2023

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
ANGUS Chemical Company 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2, 6	1M L + 7.75%, 8.50% Floor (12.59%)	09/21/2022	11/24/2028	1,625	1,506	1,543
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	5,000	4,200	3,500
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority E2 Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	1,333	1,138	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority F Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	5,282	4,552	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority G Notes	6, 7, 9, 10	12.50%	04/13/2022	10/13/2024	1,554	1,339	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	6, 8, 10	n/a	04/13/2022	n/a	1,722	-	-	1.39%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	9.00%, (6.50% cash + 2.50% PIK)	02/04/2022	10/31/2026	4,556	4,025	3,939
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	190,000	4,405	4,737	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2	1M L + 6.00%, 6.75% Floor (10.66%)	02/06/2023	05/08/2028	1,973	1,516	1,450
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	133,844	1,509	1,495	*
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2	1M L + 7.50%, 8.25% Floor (12.42%)	03/31/2021	04/30/2028	4,671	4,637	4,627
Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	29.44%	03/24/2022	06/24/2026	1,786	1,808	1,965
Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	6, 10	9.75%	07/01/2021	n/a	250,000	5,275	5,068	*
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6	6M L + 8.50%, 9.50% Floor (13.60%)	03/24/2021	03/30/2028	12,545	12,177	11,060
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 5.25%, 6.00% Floor (10.17%)	11/04/2022	11/01/2028	4,975	3,958	4,481
Florida Marine, LLC 2360 5th Street Mendeville, LA 70471	Shipping	1st Lien, Secured Loan	2	1M SOFR + 10.02%, 12.02% Floor (14.88%)	03/17/2023	03/17/2028	5,000	4,860	4,859

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M L + 8.00%, 9.50% Floor (13.16%)	07/29/2021	06/30/2027	6,027	6,061	6,027
FTAI Infrastructure Inc. 1345 Avenue of the Americas, 45th Floor New York, NY 10105	Industrial	1st Lien, Secured Bond	10	10.50%	06/29/2022	06/01/2027	2,000	1,904	1,976
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	07/27/2021	08/15/2025	6,850	7,152	7,261
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	12.00%	11/17/2022	11/09/2027	4,375	4,375	4,375
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	11/17/2022	n/a	88	4,375	4,375	87.50%
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver	2, 6	3M L + 3.75%, 3.75% Floor (8.91%)	01/27/2020	11/17/2023	-	(25)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	8,026	-	-
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan A	2, 6	3M SOFR + 5.00%, 6.00% Floor (9.94%)	08/10/2022	08/10/2027	441	434	436
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 10.04%, 11.04% Floor (14.98%)	08/10/2022	08/10/2027	6,730	6,549	6,747
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	6	25.61%	12/22/2021	05/22/2026	1,456	1,473	1,595
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	8.44%	09/20/2021	09/20/2026	9,549	9,549	9,549
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver	2, 4, 6, 10	Prime + 1.25%, 1.25% Floor (9.25%)	09/20/2021	09/20/2023	446	446	446
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	4,554	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	1,968	56.13%
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond		9.00%	05/17/2022	07/01/2028	4,150	3,568	3,679
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2, 6	3M L + 7.00%, 8.00% Floor (12.16%)	06/30/2021	07/15/2027	2,888	2,831	2,168
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Bond		11.50%	01/31/2023	02/15/2028	2,000	1,941	1,915

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M L + 7.50%, 8.50% Floor (12.45%)	11/16/2021	09/03/2026	5,902	5,755	3,974
Newfold Digital Inc. 5335 Gate Parkway Jacksonville, FL 32256	Internet Media	Unsecured Bond		6.00%	06/28/2022	02/15/2029	2,000	1,522	1,351
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (18.66%), (10.66% cash + 8.00% PIK)	09/30/2022	09/30/2027	8,847	8,594	7,950
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	537	100.00%
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6	n/a	09/30/2022	n/a	880,909	-	-	2.56%
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2, 10	3M L + 6.77%, 6.77% Floor (11.50%)	12/22/2022	n/a	2,500	55	58	*
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2, 10	3M L + 6.88%, 6.88% Floor (11.62%)	12/12/2022	n/a	7,500	166	213	*
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Loan	2, 10	1M SOFR + 4.25%, 4.75% Floor (9.24%)	02/14/2023	02/28/2030	4,000	3,940	3,920
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	2, 6	Prime + 3.50%, 3.50% Floor (11.50%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/24/2020	07/01/2024	4,375	-	(313)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M L + 7.00%, 8.00% Floor (11.78%)	11/13/2020	11/13/2024	1,052	1,052	921
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	543	5.20%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	2, 6	Prime + 6.50%, 6.50% Floor (14.50%)	11/22/2021	12/31/2024	2,000	2,000	1,995
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Subordinated Note	4, 6, 10	11.00%	06/15/2021	06/15/2023	5,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,786	12,407	80.00%
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien, Secured Loan	2, 6, 10	3M SOFR + 7.25%, 8.25% Floor (12.41%)	02/01/2023	03/04/2025	9,875	9,691	9,764
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	6M L + 4.50%, 4.50% Floor (9.66%)	01/29/2019	06/14/2024	5,974	5,969	5,583

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	06/14/2024	4,026	-	(264)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	2, 6	3M L + 9.50%, 10.50% Floor (14.31%)	05/20/2019	12/20/2025	8,000	7,969	5,545
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 12.00%, 13.25% Floor (16.73%), (10.73% cash + 6.00% PIK)	02/24/2021	02/24/2025	2,244	2,244	2,164
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (20.73%)	01/31/2023	02/24/2025	508	508	508
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	775	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	Unsecured Bond		6.63%	06/24/2022	05/01/2029	2,000	1,655	1,655
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Subordinated Note	4, 6, 7	11.00%	02/03/2022	05/03/2025	10,152	8,652	8,652
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6	n/a	02/03/2022	n/a	3,280,000	7,843	6,262	80.00%
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	12	n/a	12/15/2022	n/a	3,000,000	3,000	3,216
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Unsecured Bond		5.75%	08/10/2022	04/15/2025	1,386	1,199	1,154
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		8.50%	10/19/2021	10/15/2026	4,000	3,822	3,840
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Secured Bond	10	9.50%	05/13/2021	03/15/2024	3,128	3,114	3,128
Traeger Inc. 1215 E Wilmington Ave. Suite 200 Salt Lake City, UT 84106	Consumer Products	1st Lien, Secured Loan	2, 10	1M L + 3.25%, 4.00% Floor (8.08%)	03/30/2023	06/29/2028	3,241	2,564	2,555
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	44
United Insurance Holdings Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond	6	7.25%	12/20/2022	12/15/2027	17,500	8,456	11,375
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	3M L + 13.12%, 14.12% Floor (18.28%), (9.28% cash + 9.00% PIK)	09/30/2021	09/29/2026	7,321	7,229	7,393
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	3M L + 13.12%, 14.12% Floor (18.28%), (9.28% cash + 9.00% PIK)	09/30/2021	09/29/2026	2,823	2,777	2,644

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	1,682	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 4.75%, 5.25% Floor (9.60%)	03/03/2023	10/26/2026	4,988	4,840	4,782
Vector Group Ltd. 4400 Biscayne Blvd Miami, FL 33137	Food & Staples	Unsecured Bond	10	10.50%	07/08/2022	11/01/2026	750	716	761
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	11.75%	01/12/2023	02/01/2026	6,000	6,000	5,878
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	1	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	2	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	18	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	2	*
Biote Corp. 1875 W. Walnut Hill Ln #100 Irving, TX 75038	Healthcare	Warrants	8, 10	n/a	03/02/2021	n/a	400	-	-	*
Cartesian Growth Corporation 505 5th Avenue, 15th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	1,666	1	2	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	-	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	2	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	1	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	1	*
Grove Collaborative Holdings, Inc. 1301 Sansome Street San Francisco, CA 94111	Household & Personal Products	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	-	*
Iris Acquisition Corp 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	1	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	3	*
Lanvin Group Holdings Ltd Building S2, Bund Finance Center, No. 600, Zhongshan East 2nd Road Huangpu District, Shanghai, China	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	5,000	6	2	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	-	*
Movella Holdings Inc. 3535 Executive Terminal Dr. Suite 110 Henderson, NV 89052	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	-	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	-	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	-	*
Polestar Automotive Holding UK PLC Assar Gabrielssons Väg 9 405 31 Göteborg, Sweden	Auto Manufacturer	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	2	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	1	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	2	*
Rumble Inc. 444 Gulf of Mexico Drive Longboat Key, FL 34228	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	3	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	-	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Tailwind International Acquisition Corp. 150 Greenwich Street, 29th Floor New York, NY 10006	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	4,166	3	-	*
Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	1	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	2	*
Warburg Pincus Capital Corp I-B 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Total Investments in Special Purpose Acquisition Companies								154	46
Total Investments excluding Short-Term Investments (251.29% of Net Assets)								249,688	226,939
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	03/31/2023	06/30/2023	70,000,000	69,751	69,741
GS Financial Square Treasury Obligations Fund	Short-Term Investments	Money Market		0.00%	06/30/2022	n/a	10,819,092	10,819	10,819
Total Short-Term Investments (89.21% of Net Assets)								80,570	80,560
TOTAL INVESTMENTS (340.50% of Net Assets)			13					$330,258	$307,499
Other Liabilities in Excess of Net Assets (240.50% of Net Assets)									$(217,191)
NET ASSETS									$90,308

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), prime rate (“Prime”), or Secured Overnight Financing Rate (“SOFR”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 4.86%. The three-month (“3M”) LIBOR as of period end was 5.19%. The six-month (“6M”) LIBOR as of period end was 5.31%. The prime rate as of period end was 8.00%. The SOFR as of period end was 4.87%.
(3)
Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.
(4)
“Controlled Investments” are investments in those companies that are "Controlled Investments” of the Company, as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). A company is deemed to be a "Controlled Investment” of the Company if the Company owns more than 25% of the voting securities of such company.
(5)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act, which are not “Controlled Investments.” A company is deemed to be an “Affiliate” of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.
(6)
Investments classified as Level 3 whereby fair value was determined by the Company's board of directors (the “Board”).
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2023, the Avation Capital SA secured bond, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans, Sterling Commercial Credit, LLC subordinated note and each of the Universal Fiber Systems term loans pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates. As of March 31, 2023, each of the Avanti Space Limited secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 24.91% were non-qualifying assets as of period end.

(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses NAV to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,166; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $35,925; the net unrealized depreciation was $22,759; the aggregate cost of securities for Federal income tax purposes was $330,258.

* Represents less than 1%.

As of March 31, 2023, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$184,050	203.80%
Equity/Other	42,889	47.49%
Short-Term Investments	80,560	89.21%
Total	$307,499	340.50%

As of March 31, 2023, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$296,288	328.09%
Canada	7,261	8.04%
Europe	3,943	4.36%
Asia/Oceania	7	0.01%
Total	$307,499	340.50%

As of March 31, 2023, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$56,589	62.66%
Chemicals	26,204	29.02%
Insurance	14,591	16.16%
Oil & Gas Exploration & Production	13,139	14.55%
Energy Midstream	12,248	13.56%
Internet Media	12,216	13.53%
Shipping	12,042	13.34%
Transportation Equipment Manufacturing	11,064	12.25%
Consumer Products	11,042	12.23%
Energy Services	9,764	10.81%
Casinos & Gaming	8,601	9.53%
Closed-End Fund	6,232	6.90%
Metals & Mining	6,027	6.67%
Industrial	5,476	6.06%
Food & Staples	5,330	5.90%
Aircraft	3,939	4.36%
Oil & Gas Refining	3,920	4.34%
Restaurants	3,447	3.82%
Hospitality	3,128	3.46%
Apparel	2,168	2.40%
Retail	44	0.05%
Special Purpose Acquisition Company	35	0.04%
Auto Manufacturer	2	0.00%
IT Services	2	0.00%
Biotechnology	1	0.00%
Communications Equipment	1	0.00%
Technology	(313)	-0.35%
Short-Term Investments	80,560	89.21%
Total	$307,499	340.50%

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
AgroFresh Inc. One Washington Square, 510-530 Walnut Street, Suite 1350, Philadelphia, PA 19106	Chemicals	1st Lien, Secured Loan	2	1M L + 6.25%, 7.25% Floor (10.63%)	03/31/2021	12/31/2024	4,402	4,387	4,303
American Tower Corporation 116 Huntington Avenue Boston, MA 02116	Wireless Telecommunications Services	Corporate Bond	10	3.50%	06/24/2022	01/31/2023	3,000	3,000	2,997
ANGUS Chemical Company 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2, 6	1M L + 7.75%, 8.50% Floor (12.07%)	09/21/2022	11/24/2028	1,625	1,502	1,505
ANGUS Chemical Company 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 4.75%, 5.50% Floor (12.14%)	11/04/2022	11/24/2027	3,000	2,795	2,810
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	5,000	4,128	3,488
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority E2 Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	1,292	1,138	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority F Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	5,119	4,552	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority G Notes	6, 7, 9, 10	12.50%	04/13/2022	10/13/2024	1,506	1,339	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	6, 8, 10	n/a	04/13/2022	n/a	1,722	-	-	1.72%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	9.00%, (6.50% cash + 2.50% PIK)	02/04/2022	10/31/2026	4,556	3,996	3,577
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	200,000	4,647	4,470	*
Crestwood Equity Partners LP 811 Main Street, Suite 3400 Houston, TX 77002	Energy Midstream	Preferred Equity	10	9.25%	06/19/2020	n/a	216,178	1,288	1,872	*
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	133,844	1,509	1,355	*
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2	1M SOFR + 7.50%, 8.25% Floor (11.88%)	03/31/2021	04/30/2028	4,433	4,397	4,418
Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	22.29%	03/24/2022	06/24/2026	1,894	1,918	1,894
Equitrans Midstream Corp. 2200 Energy Drive Canonsburg, PA 15317	Energy Midstream	Preferred Equity	6, 10	9.75%	07/01/2021	n/a	250,000	5,275	4,982	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6	6M L + 8.50%, 9.50% Floor (11.87%)	03/24/2021	03/30/2028	12,545	12,162	11,800
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2, 6	1M SOFR + 5.25%, 6.00% Floor (9.69%)	11/04/2022	11/01/2028	4,987	3,936	4,052
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M L + 8.00%, 9.50% Floor (12.73%)	07/29/2021	06/30/2027	6,046	6,080	6,046
Forum Energy Technologies, Inc. 10344 Sam Houston Park Drive, Suite 300 Houston, TX 77064	Energy Services	1st Lien, Secured Convertible Bond	7	9.00%	05/09/2022	08/04/2025	2,705	2,627	2,877
FTAI Infrastructure Inc. 1345 Avenue of the Americas, 45th Floor New York, NY 10105	Industrial	1st Lien, Secured Bond	10	10.50%	06/29/2022	06/01/2027	2,000	1,899	2,010
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	07/27/2021	08/15/2025	6,850	7,179	7,278
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	12.00%	11/17/2022	11/09/2027	4,375	4,375	4,375
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	11/17/2022	n/a	88	4,375	4,375	87.50%
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver	2, 6	3M L + 3.75% (8.52%)	01/27/2020	11/17/2023	-	(34)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	8,026	-	-
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan A	2, 6	3M SOFR + 5.00%, 6.00% Floor (9.36%)	08/10/2022	08/10/2027	488	479	480
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 10.04%, 11.04% Floor (14.40%)	08/10/2022	08/10/2027	6,825	6,631	6,726
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	6	19.71%	12/22/2021	05/22/2026	1,546	1,564	1,576
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	8.44%	09/20/2021	09/20/2026	10,000	10,000	10,000
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver	2, 4, 6, 10	Prime + 1.25%, 1.25% Floor (8.75%)	09/20/2021	09/20/2023	1,555	1,555	1,555
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	3,445	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	2,205	62.87%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond		9.00%	05/17/2022	07/01/2028	4,150	3,549	3,475
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2, 6	3M L + 7.00%, 8.00% Floor (11.73%)	06/30/2021	07/15/2027	2,906	2,845	2,371
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Bond		11.50%	12/09/2020	02/28/2025	9,584	9,582	9,536
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M L + 7.50%, 8.50% Floor (12.23%)	11/16/2021	09/03/2026	5,919	5,763	4,883
Newfold Digital Inc. 5335 Gate Parkway Jacksonville, FL 32256	Internet Media	Unsecured Bond		6.00%	06/28/2022	02/15/2029	2,000	1,508	1,375
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (18.08%), (10.08% cash + 8.00% PIK)	09/30/2022	09/30/2027	8,672	8,405	7,781
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	632
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6	n/a	09/30/2022	n/a	880,909	-	-	2.56%
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2	3M L + 6.77%, 6.77% Floor (11.41%)	12/22/2022	n/a	2,500	55	57	*
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2	3M L + 6.88%, 6.88% Floor (11.52%)	12/12/2022	n/a	7,500	166	177	*
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Bond	10	7.75%	10/30/2020	12/15/2025	3,000	2,696	2,880
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Bond	10	12.88%	05/17/2022	01/15/2026	2,383	2,610	2,508
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver	2, 6	Prime + 3.25%, 3.25% Floor (10.75%)	01/24/2020	07/01/2024	-	(361)	-
Perforce Software, Inc. 400 First Avenue North #200 Minneapolis, MN 55401	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/24/2020	07/01/2024	4,375	-	(365)
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M L + 7.00%, 8.00% Floor (11.35%)	11/13/2020	11/13/2024	1,055	1,055	896
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	408	5.24%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	2, 6	Prime + 6.50%, 6.50% Floor (14.00%)	11/22/2021	12/31/2024	2,000	2,000	1,997

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Subordinated Note	4, 6, 10	11.00%	06/15/2021	06/15/2023	3,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,786	11,638	80.00%
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	Prime + 3.50%, 3.50% Floor (11.00%)	01/29/2019	06/14/2024	5,974	5,967	5,577
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	06/14/2024	4,026	-	(267)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	2, 6	6M L + 9.50%, 10.50% Floor (12.84%)	05/20/2019	12/20/2025	8,000	7,964	5,561
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M L + 12.00%, 13.25% Floor (16.06%), (10.06% cash + 6.00% PIK)	02/24/2021	02/24/2025	2,272	2,272	2,187
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	923	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	Unsecured Bond		6.63%	06/24/2022	05/01/2029	2,000	1,645	1,611
Sprout Holdings, LLC 90 Merrick Ave East Meadow, NY 11554	Specialty Finance	Term Loan	6	11.50%	06/23/2021	06/23/2023	873	873	873
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Subordinated Note	4, 6	11.00%	02/03/2022	05/03/2025	8,500	8,500	8,500
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6	n/a	02/03/2022	n/a	3,280,000	7,843	6,262	80.00%
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Unsecured Bond		5.75%	08/10/2022	04/15/2025	1,386	1,180	1,173
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		8.50%	10/19/2021	10/15/2026	5,000	4,800	4,762
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Secured Bond	10	9.50%	05/13/2021	03/15/2024	5,000	4,985	4,988
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	5	2.75%
United Insurance Holdings Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond	6	7.25%	12/20/2022	12/15/2027	6,000	2,469	2,340
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	3M L + 11.69%, 12.69% Floor (17.92%), (8.92% cash + 9.00% PIK)	09/30/2021	09/29/2026	7,172	7,072	7,192
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	3M L + 11.69%, 12.69% Floor (17.92%), (8.92% cash + 9.00% PIK)	09/30/2021	09/29/2026	2,766	2,716	2,576

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	1,246	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	2nd Lien, Secured Loan	2, 6	3M L + 8.25%, 9.25% Floor (12.98%)	06/08/2021	10/26/2025	4,693	4,582	4,543
Vector Group Ltd. 4400 Biscayne Blvd Miami, FL 33137	Food & Staples	Unsecured Bond	10	10.50%	07/08/2022	11/01/2026	750	714	745
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	9.75%	05/05/2021	11/01/2023	8,000	7,798	7,858
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	1	*
Agile Growth Corp Riverside Center 275 Grove Street, Suite 2-400 Newton, MA 02466	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	652	1	-	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	1	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Arctos NorthStar Acquisition Corp. 2021 McKinney Avenue, Suite 200 Dallas, TX 75201	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	125	-	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	9	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	-	*
Biote Corp. 1875 W. Walnut Hill Ln #100 Irving, TX 75038	Healthcare	Warrants	8, 10	n/a	03/02/2021	n/a	400	-	-	*
Cartesian Growth Corporation 505 5th Avenue, 15th Floor New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/24/2021	n/a	1,666	1	1	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Climate Real Impact Solutions II Acquisition Corporation 300 Carnegie Center, Suite 150 Princeton, NJ 08540	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/27/2021	n/a	1,000	2	-	*
Colonnade Acquisition Corp II 1400 Centrepark Blvd, Suite 810 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,000	2	-	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	-	*
D & Z Media Acquisition Corp 2870 Peachtree Road NW, Suite 509 Atlanta, GA 30305	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	166	-	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	-	*
ESM Acquisition Corp 2229 San Felipe, Suite 1300 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	6,630	7	1	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	3	*
Fast Radius, Inc. 113 N. May St. Chicago , IL 60607	Industrial	Warrants	8, 10	n/a	02/09/2021	n/a	625	1	-	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
First Reserve Sustainable Growth Corp. 262 Harbor Drive, 3rd Floor Stamford, CT 06902	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	5,000	6	-	*
Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	-	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Frontier Acquisition Corp 660 Madison Avenue, 19th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	2,500	3	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
FTAC Athena Acquisition Corp. 2929 Arch Street, Suite 1703 Philadelphia, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/23/2021	n/a	1,250	1	-	*
FTAC Hera Acquisition Corp. 2929 Arch Street, Suite 1703 Quakertown, PA 19104	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	100	-	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
G Squared Ascend I Inc. 205 North Michigan Avenue, Suite 3770 Chicago, IL 60601	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,000	1	-	*
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	1	*
Grove Collaborative Holdings, Inc. 1301 Sansome Street San Francisco, CA 94111	Household & Personal Products	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	1	*
Iris Acquisition Corp 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	1	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
Kismet Acquisition Three Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	4,133	3	-	*
L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	-	*
Lanvin Group Holdings Ltd Building S2, Bund Finance Center, No. 600, Zhongshan East 2nd Road Huangpu District, Shanghai, China	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	5,000	6	2	*
Lazard Growth Acquisition Corp 30 Rockefeller Plaza New York, NY 10112	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Live Oak Mobility Acquisition Corp. 4921 William Arnold Road Memphis, TN 38117	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	400	1	-	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	-	*
New Vista Acquisition Corp. 125 South Wacker Drive, Suite 300 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	166	-	-	*
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Pathfinder Acquisition Corp 1950 University Avenue, Suite 350 Palo Alto, CA 94303	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	-	*
Peridot Acquisition Corp. II 2229 San Felipe Street, Suite 1450 Houston, TX 77019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/09/2021	n/a	2,000	3	-	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	-	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	-	*
Polestar Automotive Holding UK PLC Assar Gabrielssons Väg 9 405 31 Göteborg, Sweden	Auto Manufacturer	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	2	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	-	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	-	*
Rumble Inc. 444 Gulf of Mexico Drive Longboat Key, FL 34228	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	2	*
Sandbridge X2 Corp 725 5th Avenue, 23rd Floor New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	666	1	-	*
ScION Tech Growth II 10 Queen St Place, 2nd Floor London, UK EC4R 1BE	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	166	-	-	*
Silver Spike Acquisition Corp II 660 Madison Avenue, Suite 1600 New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,000	6	-	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	-	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Supernova Partners Acquisition Company III, Ltd. 4301 50th Street NW, Suite 300 PMB 1044 Washington, DC 20016	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/23/2021	n/a	80	-	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Tailwind International Acquisition Corp. 150 Greenwich Street, 29th Floor New York, NY 10006	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/19/2021	n/a	4,166	3	-	*
Tech and Energy Transition Corporation 125 West 55th Street New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/17/2021	n/a	666	1	-	*
Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	-	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	-	*
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	2	*
VPC Impact Acquisition Holdings II 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*
Warburg Pincus Capital Corp I-A 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Warburg Pincus Capital Corp I-B 450 Lexington Avenue New York, NY 10017	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	80	-	-	*
Total Investments in Special Purpose Acquisition Companies								201	27
Total Investments excluding Short-Term Investments (265.25% of Net Assets)								251,178	224,957
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	12/30/2022	03/31/2023	70,000,000	69,798	69,785
GS Financial Square Treasury Obligations Fund	Short-Term Investments	Money Market		0.00%	06/30/2022	n/a	6,341,888	6,342	6,342
Total Short-Term Investments (89.76% of Net Assets)								76,140	76,127
TOTAL INVESTMENTS (355.01% of Net Assets)			12					$327,318	$301,084
Other Liabilities in Excess of Net Assets (255.01% of Net Assets)									$(216,275)
NET ASSETS									$84,809

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities" under the Securities Act of 1933.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), prime rate (“Prime”), or Secured Overnight Financing Rate (“SOFR”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 4.39%. The three-month (“3M”) LIBOR as of period end was 4.77%. The six-month (“6M”) LIBOR as of period end was 5.14%. The prime rate as of period end was 7.50%. The SOFR as of period end was 4.30%.

(3)
Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.
(4)
“Controlled Investments” are investments in those companies that are “Controlled Investments" of the Company, as defined in the Investment Company Act. A company is deemed to be a “Controlled Investment” of the Company if the Company owns more than 25% of the voting securities of such company.
(5)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act, which are not “Controlled Investments.” A company is deemed to be an “Affiliate” of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.
(6)
Investments classified as Level 3 whereby fair value was determined by the Company's Board.
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of December 31, 2022, the Avation Capital SA secured bond, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates. As of December 31, 2022, each of the Avanti Space Limited secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual. As of December 31, 2022, Forum Energy Technologies, Inc has the option to pay in kind but currently pay cash and the rate above reflects the cash interest rate.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 24.76% were non-qualifying assets as of period end.
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

As of December 31, 2022 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$184,955	218.08%
Equity/Other	40,002	47.17%
Short-Term Investments	76,127	89.76%
Total	$301,084	355.01%

As of December 31, 2022 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$290,222	342.21%
Canada	7,278	8.58%
Europe	3,580	4.22%
Asia/Oceania	4	0.00%
Total	$301,084	355.01%

As of December 31, 2022 the industry composition of the Company’s portfolio at fair value was as follows:

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

Prepaid Expenses and Other Assets. Prepaid expenses include expenses paid in advance such as annual insurance premiums and deferred offering costs, as described above. Other assets may include contributions to investments paid in advance of trade date. As of March 31, 2023 and December 31, 2022, contributions to investments paid in advance of trade date were $0 and $3,000, respectively.

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

The Company has accrued $28 of excise tax expense for the three months ended March 31, 2023. The Company accrued $252 of excise tax expense for the year ended December 31, 2022.

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

For the three months ended March 31, 2023 management fees amounted to $869. For the three months ended March 31, 2022 management fees amounted to $780. As of March 31, 2023 and December 31, 2022, $869 and $850, respectively, remained payable.

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

For the three months ended March 31, 2023 and 2022, the Company incurred Income Incentive Fees of $710 and $(4,854), inclusive of the incentive fee waiver as of March 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, $1,274 and $565 of Income Incentive Fees remained payable, respectively, and none was immediately payable after calculating the total return requirement. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above had they not been waived by GECM as of March 31, 2022. For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2023 and 2022, the Company incurred expenses under the Administration Agreement of $295 and $221, respectively. As of March 31, 2023 and December 31, 2022, $220 and $188 remained payable, respectively.

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

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2023:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$98,025	$86,025	$184,050
Equity/Other	6,549	-	33,124	39,673
Short Term Investments	80,560	-	-	80,560
Total	$87,109	$98,025	$119,149	304,283
Investment measured at net asset value(1)				3,216
Total Investments, at fair value				$307,499
(1)
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$80,622	$104,333	$184,955
Equity/Other	7,958	-	32,044	40,002
Short Term Investments	76,127	-	-	76,127
Total investment assets	$84,085	$80,622	$136,377	$301,084

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2023
Debt	$104,333	$(14,312)	$11,647	$284	$258	$(16,255)	$70	$86,025
Equity/Other	32,044	-	-	-	1,080	-	-	33,124
Total investment assets	$136,377	$(14,312)	$11,647	$284	$1,338	$(16,255)	$70	$119,149

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2022
Debt	$104,936	$(6,311)	$66,461	$(60,207)	$45,325	$(46,314)	$443	$104,333
Equity/Other	49,088	-	12,538	(69,384)	61,476	(21,674)	-	32,044
Total investment assets	$154,024	$(6,311)	$78,999	$(129,591)	$106,801	$(67,988)	$443	$136,377
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
(2)
The net change in unrealized appreciation relating to Level 3 assets still held at March 31, 2023 totaled $1,313 consisting of the following: $232 related to debt investments and $1,081 related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2022 totaled $(19,811) consisting of the following: $(11,792) related to debt investments and $(8,019) relating to equity/other.

Two investments with an aggregate fair value of $16,683 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2023. One investment with a fair value of $2,371 was transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the three months ended March 31, 2023.

Two investments with an aggregate fair value of $6,311 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2022.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$47,433	Income Approach	Discount Rate	7.96% - 34.95% (19.50%)
	21,352	Market Approach	Earnings Multiple	0.25 - 10.50 (4.22)
	5,006	Income Approach	Implied Yield	3.32% - 28.26% (16.32%)
	9,234	Recent Transaction
	3,000	Income Approach	Discount Rate	23.00% - 25.00% (24.00%)
		Market Approach	Earnings Multiple	4.50 - 5.50 (5.00)
	-	Asset Recovery / Liquidation (3)
Total Debt	$86,025

Equity/Other	$12,407	Income Approach	Discount Rate	23.00% - 25.00% (24.00%)
		Market Approach	Earnings Multiple	4.50 - 5.50 (5.00)
	11,230	Market Approach	Earnings Multiple	0.12 - 8.00 (4.23)
	5,068	Income Approach	Discount Rate	18.94% - 18.94% (18.94%)
	4,375	Recent Transaction
	44	Asset Recovery / Liquidation (3)
Total Equity/Other	$33,124

As of December 31, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$65,570	Income Approach	Discount Rate	9.39% - 33.61% (17.55%)
	20,687	Market Approach	Earnings Multiple	0.25 - 9.50 (4.20)
	4,945	Income Approach	Implied Yield	3.95% - 26.49% (15.80%)
	4,883	Broker Quotes		80.00% - 85.00% (82.50%)
	4,375	Recent Transaction
	3,000	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	873	Asset Recovery / Liquidation(3)
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Debt	$104,333

Equity/Other	$11,638	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	11,044	Market Approach	Earnings Multiple	0.12 - 8.50 (4.07)
	4,982	Income Approach	Discount Rate	19.07% - 19.07% (19.07%)
	5	Asset Recovery / Liquidation(3)
	4,375	Recent Transaction
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Equity/Other	$32,044

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

The Company values investments in private funds using net asset value ("NAV") as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, as of the valuation date. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of March 31, 2023 the Company held an investment in one private fund valued using NAV as a practical expedient. The Company has no unfunded commitments with respect to this investment. Withdrawals from the investment are permitted annually and there is no set duration for the private fund.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate ("SOFR") plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. As of March 31, 2023, there were $5.0 million borrowings outstanding under the revolving line of credit.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
2020 Notes	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

March 31, 2023
GECCM Notes	$45,610	$1,598	N/A	$0.98
GECCN Notes	42,823	1,598	N/A	0.99
GECCO Notes	57,500	1,598	N/A	0.96
Revolving Credit Facility	5,000	1,598	N/A	-

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

As of March 31, 2023, the Company’s asset coverage ratio was approximately 159.8%.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Indenture.

For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2023	2022
Borrowing interest expense	$2,498	$2,343
Amortization of acquisition premium	323	327
Total	$2,821	$2,670
Weighted average interest rate(1)	7.42%	7.42%
Average outstanding balance	$154,278	$145,933
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

	March 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$44,205
Unsecured Debt - GECCN Notes	42,823	42,823	41,747
Unsecured Debt - GECCO Notes	57,500	57,500	55,177
Total	$145,933	$145,933	$141,129

	December 31, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,081
Unsecured Debt - GECCN Notes	42,823	42,823	42,686
Unsecured Debt - GECCO Notes	57,500	57,500	54,510
Total	$145,933	$145,933	$142,277

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2023, the Company had approximately $20,981 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2023 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$11.16	$16.63
Net investment income	0.37	1.31
Net realized gains (loss)	0.24	(4.37)
Net change in unrealized appreciation (depreciation)	0.46	1.94
Net increase (decrease) in net assets resulting from operations	1.07	(1.12)
Issuance of common stock	0.00	0.15
Distributions declared from net investment income(2)	(0.35)	(0.60)
Net decrease resulting from distributions to common stockholders	(0.35)	(0.60)
Net asset value, end of period	$11.88	$15.06
Per share market value, end of period	$9.00	$14.68

Shares outstanding, end of period	7,601,958	4,601,391
Total return based on net asset value(3)	9.59%	(5.83)%
Total return based on market value(3)	12.79%	(17.32)%

Ratio/Supplemental Data:
Net assets, end of period	90,308	69,286
Ratio of total expenses to average net assets before waiver (4),(5)	22.96%	24.49%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	22.96%	17.91%
Ratio of incentive fees to average net assets(4)	0.80%	—
Ratio of net investment income to average net assets(4),(5),(6)	15.38%	12.62%
Portfolio turnover	24%	13%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the three months ended March 31, 2023 and 2022 average net assets were $88,957 and $73,829, respectively.
(5)
Annualized for periods less than one year.
(6)
Ratio for the three months ended March 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company's outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2023 represented 2% of the Company's net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company's outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2023 represented 57% of the Company's net assets.

Fair value as of March 31, 2023 along with transactions during the three months ended March 31, 2023 in these affiliated investments and controlled investments was as follows:

	For the Three Months Ended March 31, 2023
Issue(1)	Fair value at December 31, 2022	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2023	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	896	-	3	-	28	921	30	-	-
Common Equity (5% of class)	408	-	-	-	135	543	-	-	-
	1,304	-	3	-	163	1,464	30	-	-
Totals	$1,304	$-	$3	$-	$163	$1,464	$30	$-	$-

Controlled Investments
Great Elm Healthcare Financing, LLC
Subordinated Note	4,375	-	-	-	-	4,375	129	-	-
Equity (88% of class)	4,375	-	-	-	-	4,375	-	-	-
	8,750	-	-	-	-	8,750	129	-	-
Lenders' Funding, LLC
Subordinated Note	10,000	-	451	-	-	9,549	208	-	-
Revolver	1,555	165	1,274	-	-	446	24	-	-
Equity (56% of class)	2,205	-	-	-	(237)	1,968	-	-	-
	13,760	165	1,725	-	(237)	11,963	232	-	-

Prestige Capital Finance, LLC
Subordinated Note	3,000	-	-	-	-	3,000	81	-	-
Equity (80% of class)	11,638	-	-	-	769	12,407	-	-	616
	14,638	-	-	-	769	15,407	81	-	616

Sterling Commercial Credit, LLC
Subordinated Note	8,500	152	-	-	-	8,652	233	-	-
Equity (80% of class)	6,262	-	-	-	-	6,262	-	-	-
	14,762	152	-	-	-	14,914	233	-	-
Totals	$51,910	$317	$1,725	$-	$532	$51,034	$675	$-	$616

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

11. SUBSEQUENT EVENTS

Our board set distributions for the quarter ending June 30, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by the Company pursuant to authority granted by our Board. The distribution will be paid in cash.