Form 10-Q
period 2023-06-30
Great Elm Capital Corp.
filed 2023-08-03
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2023, the registrant had 7,601,958 shares of common stock, $0.01 par value per share, outstanding.

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
▪
serious disruptions and catastrophic events;
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

In December 2021, Great Elm Specialty Finance, LLC (“GESF"), a wholly-owned subsidiary of GECC, was formed to oversee specialty finance related investments, and Michael Keller, a seasoned professional with significant experience in specialty finance, was appointed President of GESF. We believe investments in specialty finance companies along the “continuum of lending” provide durable risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by Great Elm Capital Management, Inc. (“GECM”) is the various stages of capital that are provided to under-banked small and medium sized businesses and includes, but is not limited to inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies.

On September 27, 2016, we and GECM, our external investment manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to our external investment manager under those agreements. On August 1, 2022, upon receiving our stockholders' approval, we and GECM entered into an amendment to the Investment Management Agreement to reset the capital gains incentive fee to begin on April 1, 2022, which eliminated $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the incentive fee based on income was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite approvals from our board of directors (our “Board”) and/or stockholders.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2022 and the six months ended June 30, 2023:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2022	$27,578	$(29,723)	10.38%
Quarter ended June 30, 2022	44,750	(34,014)	10.27%
Quarter ended September 30, 2022	40,212	(28,430)	11.59%
Quarter ended December 31, 2022	37,588	(20,461)	12.43%
For the Year Ended December 31, 2022	150,128	(112,628)

Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
For the Six Months Ended June 30, 2023	$76,335	$(73,150)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2023 and the year ended December 31, 2022. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022
Beginning Investment Portfolio, at fair value	$224,957	$212,149
Portfolio Investments acquired(1)	76,335	150,128
Amortization of premium and accretion of discount, net	1,121	1,328
Portfolio Investments repaid or sold(2)	(73,150)	(112,628)
Net change in unrealized appreciation (depreciation) on investments	4,774	100,016
Net realized gain (loss) on investments	2,394	(126,036)
Ending Investment Portfolio, at fair value	$236,431	$224,957
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$54,208	22.93%	$58,250	25.89%
Chemicals	26,172	11.07%	31,702	14.09%
Insurance	16,365	6.92%	2,340	1.04%
Transportation Equipment Manufacturing	16,041	6.79%	11,803	5.25%
Shipping	14,066	5.95%	7,206	3.20%
Oil & Gas Exploration & Production	13,262	5.61%	15,136	6.74%
Consumer Products	11,951	5.05%	8,413	3.74%
Metals & Mining	10,938	4.63%	6,046	2.69%
Internet Media	9,870	4.17%	12,247	5.44%
Energy Services	9,647	4.08%	2,877	1.28%
Casinos & Gaming	9,332	3.95%	9,301	4.13%
Closed-End Fund	7,738	3.27%	5,825	2.59%
Food & Staples	7,657	3.24%	3,660	1.63%
Energy Midstream	6,327	2.68%	22,559	10.03%
Industrial	6,014	2.54%	5,498	2.44%
Aircraft	4,015	1.70%	3,577	1.59%
Oil & Gas Refining	3,917	1.66%	5,388	2.40%
Restaurants	3,483	1.47%	3,110	1.38%
Hospitality	3,338	1.41%	4,988	2.22%
Apparel	2,013	0.85%	2,371	1.05%
Retail	44	0.02%	5	0.00%
Special Purpose Acquisition Company	28	0.01%	19	0.01%
IT Services	2	0.00%	-	-%
Auto Manufacturer	1	0.00%	2	0.00%
Communications Equipment	1	0.00%	-	-%
Biotechnology	1	0.00%	1	0.00%
Technology	-	-%	(365)	(0.16)%
Household & Personal Products	-	-%	1	0.00%
Wireless Telecommunications Services	-	-%	2,997	1.33%
Total	$236,431	100.00%	$224,957	100.00%

Results of Operations

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$8,977	$1.18	$5,513	$1.06	$17,387	$2.29	$11,071	$2.27
Interest income	7,081	0.93	3,734	0.72	13,711	1.80	7,775	1.59
Dividend income	1,027	0.14	1,389	0.27	1,961	0.26	2,656	0.54
Other income	869	0.11	390	0.08	1,715	0.23	640	0.13
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.
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

Interest income increased for the three and six months ended June 30, 2023 as compared to the corresponding periods in the prior year primarily due to growth of the portfolio and rising interest rates. As of June 30, 2023, the debt investment portfolio had an average coupon rate of 12.3% on approximately $217.5 million of principal as compared to 9.8% on approximately $161.0 million of principal as of June 30, 2022, excluding positions on non-accrual in each period.

Dividend income for the three and six months ended June 30, 2023 decreased as compared to the corresponding periods in the prior year due to lower quarterly distributions from our investments in specialty finance portfolio companies and exits from certain preferred equity positions.

The increase in other income for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 is attributable to earning approximately $0.8 million per quarter in fees in connection with the extensions of certain revolver commitments.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$5,609	$0.74	$4,325	$0.83	$11,152	$1.47	$3,828	$0.78
Management fees	884	0.12	771	0.15	1,753	0.23	1,551	0.32
Incentive fees	842	0.11	-	-	1,552	0.20	-	-
Incentive fee waiver	-	-	-	-	-	-	(4,854)	(0.99)
Total advisory and management fees	$1,726	$0.23	$771	$0.15	$3,305	$0.43	$(3,303)	$(0.68)
Administration fees	341	0.04	262	0.05	636	0.08	483	0.10
Directors’ fees	53	0.01	44	0.01	105	0.01	107	0.02
Interest expense	2,769	0.36	2,667	0.51	5,590	0.74	5,337	1.09
Professional services	434	0.06	373	0.07	970	0.13	791	0.16
Custody fees	21	0.00	14	0.00	43	0.01	28	0.01
Other	265	0.04	194	0.04	503	0.07	385	0.08
Income Tax Expense
Excise tax	-	-	-	-	28	0.00	101	0.02
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.
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

Incentive fees increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to increased pre-incentive net investment income over the same periods. In addition, GECM waived all accrued and unpaid incentive fees pursuant to the Investment Management Agreement as of March 31, 2022. As of March 31, 2022, there were approximately $4.9 million of accrued and unpaid incentive fees held on our balance sheet. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the period ended March 31, 2022, resulting in a corresponding increase in net asset value (“NAV”) in such period. The incentive fee waiver is not subject to recapture.

Professional services costs increased for the three and six months ended June 30, 2023 as compared to the corresponding periods in the prior year, primarily due to increased legal expenses associated with specific transaction matters, as well as general rate increases for professional services including legal and accounting costs.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$542	$0.07	$(109,751)	$(21.13)	$2,387	$0.31	$(129,684)	$(26.58)
Gross realized gain	600	0.08	1,678	0.32	2,502	0.33	2,470	0.51
Gross realized loss	(58)	(0.01)	(111,429)	(21.45)	(115)	(0.02)	(132,153)	(27.09)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.
(2)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

For the three months ended June 30, 2023, net realized gains were primarily driven by the sales of our investments in the Perforce Software, Inc. (“Perforce”) first lien secured revolver and Equitrans Midstream Corp. preferred equity on which we realized gains of $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2023, net realized gains were primarily driven by sales of our investments in Crestwood Equity Partners LP preferred equity, the paydown of our investment in Par Petroleum, LLC first lien secured bond and the sale of our investment in the Perforce first lien secured revolver resulting in realized gains of $0.7 million, $0.4 million, and $0.3 million, respectively.

During the three months ended June 30, 2022, net realized losses were primarily driven by the restructuring of our investment in Avanti Communications Group plc (“Avanti”), which included the write off of our investments in the Avanti second lien bonds, 1.5 lien loan and common equity resulting in realization of $110 million in previously recognized unrealized losses. Gross realized gains include $0.9 million and $0.6 million realized on the refinancing of our investment in Tensar Corporation 2nd lien secured loan and the sale of the GAC Holdco Inc. warrants, respectively.

During the six months ended June 30, 2022, gross realized losses included the losses recognized as a result of the Avanti restructuring discussed above along with additional losses of $15.9 million and $4.2 million recognized on the sale of our positions in Tru (UK) Asia Limited (“Tru Taj”) common stock and California Pizza Kitchen, Inc. (“CPK”) common stock, respectively.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$1,292	$0.17	$104,045	$20.03	$4,768	$0.63	$112,915	$23.15
Unrealized appreciation	5,453	0.72	112,487	21.65	11,005	1.45	123,327	25.28
Unrealized depreciation	(4,161)	(0.55)	(8,442)	(1.63)	(6,237)	(0.82)	(10,413)	(2.13)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.
(2)
The per share amounts are based on a weighted average of 5,194,910 and 4,878,439 outstanding common shares for the three and six months ended June 30, 2022, respectively. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

For the three months ended June 30, 2023, net unrealized appreciation was primarily driven by increases in the fair value of our investment in United Insurance Holding Corp. (“UIHC”) unsecured bonds, Maverick Gaming, LLC term loan, and Nice-Pak Products, Inc. promissory notes on which recognized appreciation of $1.3 million, $0.7 million, and $0.5 million, respectively. These gains were partially offset by unrealized depreciation of $1.7 million, $0.6 million and $0.5 million due to decreases in the fair value of our investments in Lenders Funding, LLC (“Lenders Funding”) common equity, Research Now Group, Inc. (“Research Now”) second lien secured loan and Research Now revolver, respectively.

Net unrealized appreciation for the six months ended June 30, 2023 was primarily driven by increases in the fair value of our investment in UIHC unsecured bonds, Prestige Capital Finance, LLC common equity, and Blackstone Secured Lending common equity on which recognized appreciation of $4.4 million, $1.2 million, and $1.0 million, respectively. These gains were partially offset by unrealized depreciation of $2.0 million, $0.7 million and $0.7 million due to decreases in fair value of our investment in Lenders Funding common equity, Research Now second lien secured loan and First Brands, Inc. second lien secured loan, respectively.

During the three months ended June 30, 2022, gross unrealized appreciation primarily due to the realization of previously recognized unrealized losses on our investments in the Avanti 2nd lien bonds, 1.5 lien notes and common equity as discussed under Realized Gains (Losses) above, resulting in the reversal of approximately $110 million in previously recognized unrealized depreciation. For the six months ended June 30, 2022, unrealized appreciation also includes approximately $15.3 million and $4.2 million in reversals of previously recognized unrealized depreciation as a result of the sales of our investments in Tru Taj common equity and CPK common equity. Unrealized depreciation for the three and six months ended June 30, 2022 also includes approximately $6.8 million of loss on our investments in Avanti Space Limited E2, F and G junior priority notes.

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

At June 30, 2023, we had approximately $3.4 million of cash and cash equivalents and approximately $8.4 million of money market fund investments at fair value. At June 30, 2023, we had investments in 50 debt instruments across 41 companies, totaling approximately $198.8 million at fair value and 60 equity investments in 60 companies, totaling approximately $37.6 million at fair value.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2023, we had approximately $11.9 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our June 30, 2023 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2023, net cash provided by operating activities was approximately $13.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $5.4 million, reflecting payments for additional investments of $68.1 million, offset by proceeds from principal repayments and sales of $73.5 million. Such amounts include draws and repayments on investments in revolving credit facilities.

For the six months ended June 30, 2023, net cash used in financing activities was $10.3 million, consisting of $5.0 million in net repayments on the revolving credit facility and $5.3 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and cash obligations as of June 30, 2023 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCN Notes	42,823	42,823	-	-	-
GECCO Notes	57,500	-	57,500	-	-
Revolving Credit Facility	5,000	5,000	-	-	-
Total	$150,933	$47,823	$103,110	$-	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. As of June 30, 2023, there were $5.0 million borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $65 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended (the “Investment Company Act”). In May 2022, the Loan Agreement was amended to require an asset coverage equal to or greater than 150% as of the last day of each fiscal quarter except for the fiscal quarters ending March 31, 2022 and June 30, 2022. In addition, the interest rate was amended to replace London Interbank Offered Rate (“LIBOR”) with SOFR.

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of June 30, 2023 is $45.6 million.

On June 18, 2019, we issued $42.5 million in aggregate principal amount of 6.50% Notes due 2024 (the “GECCN Notes”), which included $2.5 million of GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, we issued an additional $2.5 million of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCN Notes outstanding as of June 30, 2023 is $42.8 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes” and, together with the GECCM Notes and GECCN Notes, the “Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of June 30, 2023 is $57.5 million.

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

As of June 30, 2023, our asset coverage ratio was approximately 161.5%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Share Price Data

The following table sets forth: (i) NAV per share of our common stock as of the applicable period end, (ii) the range of high and low closing sales prices of our common stock as reported on the Nasdaq Global Market during the applicable period, (iii) the closing high and low sales prices as a premium (discount) to NAV during the relevant period, and (iv) the distributions per share of our common stock declared during the applicable period. Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to NAV is separate and distinct from the risk that our NAV will decrease. During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 27.0% premium to NAV and as low as a 37.9% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2023
Third Quarter (through July 27, 2023)	N/A	$8.33	$7.68	--	--	$0.35
Second Quarter	$12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
Fiscal year ending December 31, 2021
Fourth Quarter	$16.63	$21.12	$18.24	27.0%	9.7%	$0.60
Third Quarter	22.17	21.84	19.50	(1.5)%	(12.0)%	0.60
Second Quarter	23.40	23.04	19.26	(1.5)%	(17.7)%	0.60
First Quarter	23.36	24.18	18.24	3.5%	(21.9)%	0.60
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

The last reported closing price for our common stock on July 27, 2023 was $8.28 per share. As of July 27, 2023, we had 9 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2021:

Record Date	Payment Date	Distribution Per Share Declared(1)
March 15, 2021	March 31, 2021	$0.60
June 15, 2021	June 30, 2021	$0.60
September 15, 2021	September 30, 2021	$0.60
December 15, 2021	December 31, 2021	$0.60
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
(1)
Per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis.

Recent Developments

Our board set distributions for the quarter ending September 30, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2023, approximately $136.8 million in principal amount of our debt investments bore interest at variable rates, which are generally based on LIBOR, SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 19 debt investments in our portfolio bore interest at a fixed rate, and the remaining 30 debt investments were at variable rates, representing approximately $97.6 million and $136.8 million in principal debt, respectively. As of December 31, 2022, 31 debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $129.3 million and $100.8 million in principal debt, respectively. The variable rates are generally based upon the LIBOR, SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of June 30, 2023. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,262
2.00%	2,841
1.00%	1,409
-1.00%	(1,421)
-2.00%	(2,841)
-3.00%	(4,259)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity at June 30, 2023, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of assets and liabilities, (ii) consolidated statements of operations, (iii) consolidated statements of changes in net assets, (iv) consolidated statements of cash flows, (v) consolidated schedules of investments, and (vi) related notes to the consolidated financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in inline XBRL (included as Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 3, 2023	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: August 3, 2023	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $191,570 and $183,061, respectively)	$186,091	$171,743
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $78,158 and $76,140, respectively)	78,139	76,127
Affiliated investments, at fair value (amortized cost of $13,427 and $13,433, respectively)	1,450	1,304
Controlled investments, at fair value (amortized cost of $52,882 and $54,684, respectively)	48,890	51,910
Total investments	314,570	301,084

Cash and cash equivalents	3,352	587
Receivable for investments sold	90	396
Interest receivable	2,932	3,090
Dividends receivable	1,124	1,440
Due from portfolio company	3	1
Deferred financing costs	146	226
Prepaid expenses and other assets	260	3,288
Total assets	$322,477	$310,112

Liabilities
Notes payable (including unamortized discount of $2,213 and $2,781, respectively)	$143,721	$143,152
Revolving credit facility	5,000	10,000
Payable for investments purchased	77,049	70,022
Interest payable	56	42
Accrued incentive fees payable	2,116	565
Due to affiliates	1,174	1,042
Accrued expenses and other liabilities	511	480
Total liabilities	$229,627	$225,303

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 7,601,958 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$76	$76
Additional paid-in capital	284,107	284,107
Accumulated losses	(191,333)	(199,374)
Total net assets	$92,850	$84,809
Total liabilities and net assets	$322,477	$310,112
Net asset value per share	$12.21	$11.16
The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2023	2022	2023	2022
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$5,836	$3,016	$11,312	$6,275
Non-affiliated, non-controlled investments (PIK)		590	223	1,039	469
Affiliated investments		32	22	62	43
Affiliated investments (PIK)		-	-	-	58
Controlled investments		623	473	1,065	930
Controlled investments (PIK)		-	-	233	-
Total interest income		7,081	3,734	13,711	7,775
Dividend income from:
Non-affiliated, non-controlled investments		327	454	645	957
Controlled investments		700	935	1,316	1,699
Total dividend income		1,027	1,389	1,961	2,656
Other income from:
Non-affiliated, non-controlled investments		869	390	1,715	640
Total other income		869	390	1,715	640
Total investment income		$8,977	$5,513	$17,387	$11,071

Expenses:
Management fees		$884	$771	$1,753	$1,551
Incentive fees		842	-	1,552	-
Administration fees		341	262	636	483
Custody fees		21	14	43	28
Directors’ fees		53	44	105	107
Professional services		434	373	970	791
Interest expense		2,769	2,667	5,590	5,337
Other expenses		265	194	503	385
Total expenses		$5,609	$4,325	$11,152	$8,682
Incentive fee waiver		-	-	-	(4,854)
Net expenses		5,609	4,325	$11,152	$3,828
Net investment income before taxes		$3,368	$1,188	$6,235	$7,243
Excise tax		$-	$-	$28	$101
Net investment income		$3,368	$1,188	$6,207	$7,142

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$542	$1,033	$2,387	$(18,900)
Affiliated investments		-	(110,784)	-	(110,784)
Total net realized gain (loss)		542	(109,751)	2,387	(129,684)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		3,054	(11,424)	5,835	5,112
Affiliated investments		(11)	116,009	152	108,320
Controlled investments		(1,751)	(540)	(1,219)	(517)
Total net change in unrealized appreciation (depreciation)		1,292	104,045	4,768	112,915
Net realized and unrealized gains (losses)		$1,834	$(5,706)	$7,155	$(16,769)
Net increase (decrease) in net assets resulting from operations		$5,202	$(4,518)	$13,362	$(9,627)

Net investment income per share (basic and diluted):	(1)	$0.44	$0.23	$0.82	$1.46
Earnings per share (basic and diluted):	(1)	$0.68	$(0.87)	$1.76	$(1.97)
Weighted average shares outstanding (basic and diluted):	(1)	7,601,958	5,194,910	7,601,958	4,878,439
(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,368	$1,188	$6,207	$7,142
Net realized gain (loss)	542	(109,751)	2,387	(129,684)
Net change in unrealized appreciation (depreciation) on investments	1,292	104,045	4,768	112,915
Net increase (decrease) in net assets resulting from operations	5,202	(4,518)	13,362	(9,627)

Distributions to stockholders:
Distributions(1)	(2,660)	(3,421)	(5,321)	(6,182)
Total distributions to stockholders	(2,660)	(3,421)	(5,321)	(6,182)

Capital transactions:
Issuance of common stock, net	-	36,259	-	38,859
Net increase (decrease) in net assets resulting from capital transactions	-	36,259	-	38,859
Total increase (decrease) in net assets	2,542	28,320	8,041	23,050
Net assets at beginning of period	$90,308	$69,286	$84,809	$74,556
Net assets at end of period	$92,850	$97,606	$92,850	$97,606

Capital share activity(2)
Shares outstanding at the beginning of the period	7,601,958	4,601,391	7,601,958	4,484,278
Issuance of common stock	-	3,000,567	-	3,117,684
Fractional shares redeemed for cash in lieu of reverse stock split	-	-	-	(4)
Shares outstanding at the end of the period	7,601,958	7,601,958	7,601,958	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,362	$(9,627)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(68,088)	(67,275)
Net change in short-term investments	(2,090)	(32,406)
Capitalized payment-in-kind interest	(1,155)	(677)
Proceeds from sales of investments	34,416	29,969
Proceeds from principal payments	39,040	30,711
Net realized (gain) loss on investments	(2,387)	129,684
Net change in unrealized (appreciation) depreciation on investments	(4,768)	(112,915)
Amortization of premium and accretion of discount, net	(1,121)	(612)
Amortization of discount (premium) on long term debt	649	654
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	158	(450)
(Increase) decrease in dividends receivable	316	205
(Increase) decrease in due from portfolio company	(2)	113
(Increase) decrease in due from affiliates	-	(20)
(Increase) decrease in prepaid expenses and other assets	3,028	305
Increase (decrease) in due to affiliates	1,683	(4,881)
Increase (decrease) in interest payable	14	28
Increase (decrease) in accrued expenses and other liabilities	31	(286)
Net cash provided by (used for) operating activities	13,086	(37,480)
Cash flows from financing activities
Borrowings under credit facility	2,000	-
Repayments under credit facility	(7,000)	-
Proceeds from issuance of common stock	-	37,507
Payments of deferred financing costs	-	(1,262)
Distributions paid	(5,321)	(6,182)
Net cash provided by (used for) financing activities	(10,321)	30,063
Net increase (decrease) in cash	2,765	(7,417)
Cash and cash equivalents and restricted cash, beginning of period	587	9,145
Cash and cash equivalents and restricted cash, end of period	$3,352	$1,728

Supplemental disclosure of non-cash financing activities:
Common stock issued in-kind	$-	$2,600
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$157	$128
Cash paid for interest	4,896	4,646

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,352	$587
Restricted cash	-	-
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$3,352	$587

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,728	$9,132
Restricted cash	-	13
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$1,728	$9,145

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2023

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2	1M L + 7.75%, 8.50% Floor (12.94%)	09/21/2022	11/24/2028	1,625	1,509	1,430
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	5,000	4,274	4,050
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority E2 Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	1,373	1,138	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority F Notes	6, 7, 9, 10	12.50%	04/13/2022	04/13/2024	5,442	4,552	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Junior Priority G Notes	6, 7, 9, 10	12.50%	04/13/2022	10/13/2024	1,601	1,339	-
Avanti Space Limited Cobham House 20 Black Friars Lane London, UK EC4V 6EB	Wireless Telecommunications Services	Common Equity	6, 8, 10	n/a	04/13/2022	n/a	1,722	-	-	1.39%
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	9.00%, (6.50% cash + 2.50% PIK)	02/04/2022	10/31/2026	4,613	4,111	4,015
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	190,000	4,405	5,198	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2, 6	1M L + 6.00%, 6.75% Floor (11.17%)	02/06/2023	05/07/2028	4,954	3,607	3,495
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	250,000	2,705	2,540	*
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2, 6	1M SOFR + 7.50%, 8.25% Floor (12.72%)	03/31/2021	04/30/2028	4,659	4,626	4,660
Enservco / Heat Waves 14133 County Rd 9 1/2 Longmont, CO 80504	Specialty Finance	Term Loan	6	29.44%	03/24/2022	06/24/2026	1,674	1,695	1,872
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2	6M L + 8.50%, 9.50% Floor (13.6%)	03/24/2021	03/30/2028	12,545	12,189	11,165
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	6M SOFR + 5.00%, 6.00% Floor (10.25%)	06/09/2023	03/30/2027	4,987	4,848	4,872
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.25%, 6.00% Floor (10.75%)	11/04/2022	11/01/2028	4,962	3,977	4,483
Florida Marine, LLC 2360 5th Street Mendeville, LA 70471	Shipping	1st Lien, Secured Loan	2, 6	1M SOFR + 10.30%, 12.30% Floor (15.51%)	03/17/2023	03/17/2028	7,107	6,916	6,932

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M SOFR + 8.00%, 9.50% Floor (13.34%)	07/29/2021	06/30/2027	6,009	6,041	6,009
FTAI Infrastructure Inc. 1345 Avenue of the Americas, 45th Floor New York, NY 10105	Industrial	1st Lien, Secured Bond	10	10.50%	06/29/2022	06/01/2027	2,000	1,908	1,964
GAC HoldCo Inc. Suite 1220, 407 - 2nd Street S.W. Calgary, AB T2P 2Y3	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	07/27/2021	08/15/2025	6,850	7,123	7,278
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	12.00%	11/17/2022	11/09/2027	4,375	4,375	4,375
Great Elm Healthcare Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	11/17/2022	n/a	88	4,375	4,375	87.50%
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver	2, 6	3M SOFR + 3.75%, 3.75% Floor (8.91%)	01/27/2020	11/17/2023	-	(15)	-
Greenway Health, LLC 4301 W. Boy Scout Blvd, Suite 800 Tampa, FL 33607	Technology	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/27/2020	11/17/2023	8,026	-	-
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan A	2, 6	3M SOFR + 4.50%, 5.50% Floor (9.81%)	08/10/2022	08/10/2027	434	428	433
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 8.62%, 9.62% Floor (13.93%)	08/10/2022	08/10/2027	6,634	6,463	6,701
ITP Live Production Group 101 Greenwich Street, Floor 26 New York, NY 10006	Specialty Finance	Term Loan	2, 6	25.61%	12/22/2021	05/22/2026	1,364	1,379	1,451
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Subordinated Note	4, 6, 10	6.73%	09/20/2021	09/20/2026	9,521	9,521	9,521
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	1st Lien, Secured Revolver - Unfunded	4, 6, 10	n/a	09/20/2021	09/20/2023	5,000	-	-
Lenders Funding, LLC 523 A Avenue Coronado, CA 92118	Specialty Finance	Common Equity	4, 6, 10	n/a	09/20/2021	n/a	6,287	7,250	250	56.13%
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond		9.00%	05/17/2022	07/01/2028	4,150	3,587	3,616
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2	3M L + 7.00%, 8.00% Floor (12.54%)	06/30/2021	07/15/2027	2,869	2,815	2,013
Martin Midstream Partners LP 4200 Stone Road Kilgore, TX 75662	Energy Midstream	2nd Lien, Secured Bond		11.50%	01/31/2023	02/15/2028	2,000	1,944	1,929

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M L + 7.50%, 8.50% Floor (12.98%)	11/16/2021	09/03/2026	5,884	5,748	4,672
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 10	3M SOFR + 12.50%, 14.50% Floor (17.44%), (12.44% cash + 5.00% PIK)	04/06/2023	04/06/2026	5,000	4,860	4,894
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Warrants	6, 10	n/a	04/06/2023	n/a	1,078,899	-	35	*
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (19.00%), (11.00% cash + 8.00% PIK)	09/30/2022	09/30/2027	9,026	8,783	8,189
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	1,065
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6	n/a	09/30/2022	n/a	880,909	-	-	2.56%
NuStar Energy LP 19003 1H-10 West San Antonio, TX 78257	Energy Midstream	Preferred Equity	2, 10	3M L + 6.88%, 6.88% Floor (11.72%)	12/12/2022	n/a	6,406	142	162	*
Par Petroleum, LLC 825 Town & Country Lane, Suite 1500 Houston, TX 77024	Oil & Gas Refining	1st Lien, Secured Loan	2, 10	3M SOFR + 4.25%, 4.75% Floor (9.61%)	02/14/2023	02/28/2030	3,990	3,931	3,917
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M L + 7.00%, 8.00% Floor (12.15%)	11/13/2020	11/13/2024	1,049	1,049	944
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	506	5.20%
PIRS Capital LLC 1688 Meridian Ave Ste 700 Miami Beach, FL 33139	Specialty Finance	Term Loan	2, 6	Prime + 6.50%, 6.50% Floor (14.75%)	11/22/2021	12/31/2024	2,000	2,000	1,995
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Subordinated Note	2, 4, 6, 10	3M SOFR + 8.50%, 10.50% Floor (13.74%)	06/15/2021	06/15/2025	3,000	3,000	3,000
Prestige Capital Finance, LLC 400 Kelby St., 10th Floor Fort Lee, NJ 07024	Specialty Finance	Common Equity	4, 6, 10	n/a	02/08/2019	n/a	100	7,786	12,792	80.00%
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien, Secured Loan	2, 10	3M SOFR + 7.25%, 8.25% Floor (12.75%)	02/01/2023	03/04/2025	9,647	9,487	9,647
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	3M SOFR + 4.50%, 4.50% Floor (10.00%)	01/29/2019	06/14/2024	6,093	6,090	5,411

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver - Unfunded	6	0.50%	01/29/2019	06/14/2024	3,907	-	(438)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	2, 6	3M SOFR + 9.50%, 10.50% Floor (14.80%)	05/20/2019	12/20/2025	8,000	7,971	4,897
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 12.00%, 13.25% Floor (17.26%), (11.26% cash + 6.00% PIK)	02/24/2021	02/24/2025	2,180	2,180	2,114
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (21.26%)	01/31/2023	02/24/2025	537	537	537
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	832	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	1st Lien, Secured Loan	2	1M L + 4.00%, 4.75% Floor (9.15%)	06/21/2023	03/16/2027	1,994	1,959	1,962
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Subordinated Note	4, 6, 7	11.00%	02/03/2022	05/03/2025	8,733	8,733	8,733
Sterling Commercial Credit, LLC 10153 Grand River Rd Brighton, MI 48116	Specialty Finance	Common Equity	4, 6	n/a	02/03/2022	n/a	3,280,000	7,842	5,844	80.00%
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	12	n/a	12/15/2022	n/a	3,000,000	3,000	3,415
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	Unsecured Bond		5.75%	08/10/2022	04/15/2025	386	340	351
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		9.00%	10/19/2021	10/15/2026	4,000	3,833	3,885
Target Hospitality Corp. 2170 Buckthorne Place, Suite 440 The Woodlands, TX 77380	Hospitality	Secured Bond	10	9.50%	05/13/2021	03/15/2024	3,331	3,321	3,338
Traeger Inc. 1215 E Wilmington Ave. Suite 200 Salt Lake City, UT 84106	Consumer Products	1st Lien, Secured Loan	2, 10	1M L + 3.25%, 4.00% Floor (8.45%)	03/30/2023	06/29/2028	3,240	2,579	2,697
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	44	2.75%
United Insurance Holdings Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	17,500	8,707	12,950
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	3M SOFR + 13.06%, 14.06% Floor (18.28%), (9.28% cash + 9.00% PIK)	09/30/2021	09/29/2026	7,472	7,385	7,547
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	3M SOFR + 13.06%, 14.06% Floor (18.28%), (9.28% cash + 9.00% PIK)	09/30/2021	09/29/2026	2,881	2,838	2,694

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	1,579	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	1st Lien, Secured Loan	2	1M SOFR + 4.75%, 5.25% Floor (9.90%)	03/03/2023	10/26/2026	4,975	4,836	4,823
Vector Group Ltd. 4400 Biscayne Blvd Miami, FL 33137	Food & Staples	Unsecured Bond	10	10.50%	07/08/2022	11/01/2026	750	718	750
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	11.75%	01/12/2023	02/01/2026	6,000	6,000	5,984
Investments in Special Purpose Acquisition Companies (SPAC) & De-SPAC Companies
AdTheorent Holding Company, Inc 330 Hudson Street, 13th Floor New York, NY 10013	Internet Media	Warrants	8, 10	n/a	02/26/2021	n/a	4,166	3	-	*
Allego N.V. Industriepark Kleefse Waard Westervoortsedijk 73 KB 6827 AV Arnhem, The Netherlands	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	03/17/2021	n/a	8,000	9	2	*
Apollo Strategic Growth Capital II 9 West 57th Street, 43rd Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/10/2021	n/a	500	1	-	*
Ares Acquisition Corp 245 Park Avenue, 44th Floor New York, NY 10167	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	20,000	18	16	*
BigBear.ai Holdings, Inc. 6811 Benjamin Franklin Dr, Suite 200 Columbia, MD 21046	IT Services	Warrants	8, 10	n/a	02/09/2021	n/a	8,333	6	2	*
Catcha Investment Corp Level 42, Suntec Tower Three, 8 Temasek Blvd, Singapore 038988	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/12/2021	n/a	166	-	-	*
CC Neuberger Principal Holdings III 200 Park Avenue, 58th Floor New York, NY 10166	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/03/2021	n/a	500	1	-	*
CF Acquisition Corp VIII 110 East 59th Street New York, NY 10022	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	1,000	1	-	*
Compute Health Acquisition Corp. 1105 North Market Street, 4th Floor Wilmington, DE 19890	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
Core Scientific, Inc. 210 Barton Springs Road Austin, Texas 78704	Technology	Warrants	8, 10	n/a	02/10/2021	n/a	1,250	2	-	*
Dave Inc. 750 N. San Vicente Blvd. 900W West Hollywood, CA 90069	Consumer Finance	Warrants	8, 10	n/a	03/05/2021	n/a	10,000	7	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Digital Transformation Opportunities Corp. 10207 Cleatis Court Los Angeles, CA 90077	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	2,500	2	-	*
FAST Acquisition Corp II 109 Old Branchville Road Ridgefield, CT 06877	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	5,000	7	3	*
Fathom Digital Manufacturing Corporation 1050 Walnut Ridge Drive Hartland, WI 53029	Industrial	Warrants	8, 10	n/a	02/05/2021	n/a	125	-	-	*
FinServ Acquisition Corp II 1345 Avenue of the Americas New York, NY 10105	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	125	-	-	*
Forest Road Acquisition Corp. II 1177 Avenue of the Americas, 5th Floor New York, NY 10036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/10/2021	n/a	80	-	-	*
Forum Merger IV Corp 1615 South Congress Avenue, Suite 103 Delray Beach, FL 33445	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/18/2021	n/a	5,000	9	-	*
Freedom Acquisition I Corp 14 Wall Street, 20th Floor New York, NY 10005	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	625	1	-	*
Fusion Acquisition Corp II 667 Madison Avenue, 5th Floor New York, NY 10065	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/26/2021	n/a	1,666	1	-	*
Ginko Bioworks Holdings, Inc. 27 Drydock Avenue, 8th Floor Boston, MA 02210	Biotechnology	Warrants	8, 10	n/a	02/24/2021	n/a	5,000	13	1	*
Grove Collaborative Holdings, Inc. 1301 Sansome Street San Francisco, CA 94111	Household & Personal Products	Warrants	8, 10	n/a	03/23/2021	n/a	5,000	7	-	*
Iris Acquisition Corp 2700 19th Street San Francisco, CA 94110	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/05/2021	n/a	500	1	-	*
Jaws Mustang Acquisition Corporation 1601 Washington Avenue, Suite 800 Miami Beach, FL 33139	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/02/2021	n/a	6,250	7	-	*
Kismet Acquisition Two Corp. 850 Library Avenue, Suite 204 Newark, DE 19715	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/18/2021	n/a	326	-	-	*
L Catterton Asia Acquisition C 8 Marina View Asia Square Tower 1, No 41-03 Singapore, 018960	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/11/2021	n/a	5,933	6	3	*
Lanvin Group Holdings Ltd Building S2, Bund Finance Center, No. 600, Zhongshan East 2nd Road Huangpu District, Shanghai, China	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/19/2021	n/a	5,000	6	2	*
M3-Brigade Acquisition II Corp. 1700 Broadway, 19th Floor New York, NY 10019	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/04/2021	n/a	3,333	4	-	*
Movella Holdings Inc. 3535 Executive Terminal Dr. Suite 110 Henderson, NV 89052	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/17/2021	n/a	1,000	1	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Northern Star Investment Corp. II The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/26/2021	n/a	100	-	-	*
Northern Star Investment Corp. III The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Northern Star Investment Corp. IV The Chrysler Building 405 Lexington Avenue New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/02/2021	n/a	66	-	-	*
Pear Therapeutics, Inc. 200 State Street, 13th Floor Boston, MA 02109	Technology	Warrants	8, 10	n/a	02/02/2021	n/a	1,666	2	-	*
Pivotal Investment Corp III The Chrysler Building 405 Lexington Avenue, 11th Floor New York, NY 10174	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/09/2021	n/a	100	-	-	*
Planet Labs PBC 645 Harrison Street, 4th Floor San Francisco, CA 94107	Communications Equipment	Warrants	8, 10	n/a	03/05/2021	n/a	400	-	-	*
Plum Acquisition Corp. I 2021 Fillmore Street, #2089 San Francisco, CA 94115	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/16/2021	n/a	1,600	2	-	*
Polestar Automotive Holding UK PLC Assar Gabrielssons Väg 9 405 31 Göteborg, Sweden	Auto Manufacturer	Warrants	8, 10	n/a	03/23/2021	n/a	2,000	5	1	*
RMG Acquisition Corp. III 57 Ocean, Suite 403 5775 Collins Avenue Miami Beach, FL 33140	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	3,333	5	-	*
Ross Acquisition Corp II 1 Pelican Lane Palm Beach, FL 33480	Special Purpose Acquisition Company	Warrants	8, 10	n/a	03/12/2021	n/a	6,666	7	1	*
Rumble Inc. 444 Gulf of Mexico Drive Longboat Key, FL 34228	Special Purpose Acquisition Company	Warrants	8, 10	n/a	05/10/2021	n/a	1,250	1	3	*
Slam Corp. 55 Hudson Yards, 47th Floor, Suite C New York, NY 10001	Special Purpose Acquisition Company	Warrants	8, 10	n/a	04/26/2021	n/a	1,250	1	-	*
Sonder Holdings Inc. 101 15th Street San Francisco, CA 94103	Hospitality	Warrants	8, 10	n/a	03/19/2021	n/a	500	1	-	*
Sustainable Development Acquisition I Corp. 5701 Truxtun Avenue, Suite 201 Bakersfield, CA 90036	Special Purpose Acquisition Company	Warrants	8, 10	n/a	02/05/2021	n/a	1,250	1	-	*
Terran Orbital Corporation 6800 Broken Sound Pkwy NW, Suite 200 Boca Raton, FL 33487	Communications Equipment	Warrants	8, 10	n/a	02/19/2021	n/a	3,333	3	1	*
TLG Acquisition One Corp. 515 North Flagler Drive, Suite 520 West Palm Beach, FL 33401	Special Purpose Acquisition Company	Warrants	8, 10	n/a	01/28/2021	n/a	5,000	3	-	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Tritium DCFC Ltd 23 Archimedes Place Murarrie, QLD Australia	Transportation Equipment Manufacturing	Warrants	8, 10	n/a	02/04/2021	n/a	5,000	6	2	*
Total Investments in Special Purpose Acquisition Companies								150	37
Total Investments excluding Short-Term Investments (254.64% of Net Assets)								257,879	236,431
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	06/30/2023	08/01/2023	70,000,000	69,734	69,715
GS Financial Square Treasury Obligations Fund	Short-Term Investments	Money Market		0.00%	06/30/2022	n/a	8,424,039	8,424	8,424
Total Short-Term Investments (84.16% of Net Assets)								78,158	78,139
TOTAL INVESTMENTS (338.80% of Net Assets)			13					$336,037	$314,570
Other Liabilities in Excess of Net Assets (238.79% of Net Assets)									$(221,720)
NET ASSETS									$92,850

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), prime rate (“Prime”), or Secured Overnight Financing Rate (“SOFR”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one-month (“1M”) LIBOR as of period end was 5.22%. The three-month (“3M”) LIBOR as of period end was 5.55%. The six-month (“6M”) LIBOR as of period end was 5.76%. The prime rate as of period end was 8.25%. The SOFR as of period end was 5.09%.
(3)
Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.
(4)
“Controlled Investments” are investments in those companies that are “Controlled Investments” of the Company, as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). A company is deemed to be a “Controlled Investment” of the Company if the Company owns more than 25% of the voting securities of such company.
(5)
“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act, which are not “Controlled Investments.” A company is deemed to be an “Affiliate” of the Company if the Company owns 5% or more, but less than 25%, of the voting securities of such company.
(6)
Investments classified as Level 3 whereby fair value was determined by the Company’s board of directors (the “Board”).
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2023, the Avation Capital SA secured bond, New Wilkie Energy Pty Limited secured loan, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans and each of the Universal Fiber Systems term loans pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates. As of June 30, 2023, each of the Avanti Space Limited secured debt pay in kind and the rates above reflect the PIK interest rates, however, each position is on non-accrual.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 24.21% were non-qualifying assets as of period end.

(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $15,906; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $37,373; the net unrealized depreciation was $21,467; the aggregate cost of securities for Federal income tax purposes was $336,037.

* Represents less than 1%.

As of June 30, 2023, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$198,822	214.13%
Equity/Other	37,609	40.51%
Short-Term Investments	78,139	84.16%
Total	$314,570	338.80%

As of June 30, 2023, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$298,338	321.31%
Canada	7,278	7.84%
Australia	4,929	5.31%
Europe	4,018	4.33%
Asia/Oceania	7	0.01%
Total	$314,570	338.80%

As of June 30, 2023, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$54,208	58.38%
Chemicals	26,172	28.19%
Insurance	16,365	17.63%
Transportation Equipment Manufacturing	16,041	17.28%
Shipping	14,066	15.15%
Oil & Gas Exploration & Production	13,262	14.28%
Consumer Products	11,951	12.87%
Metals & Mining	10,938	11.78%
Internet Media	9,870	10.63%
Energy Services	9,647	10.39%
Casinos & Gaming	9,332	10.05%
Closed-End Fund	7,738	8.33%
Food & Staples	7,657	8.25%
Energy Midstream	6,327	6.81%
Industrial	6,014	6.48%
Aircraft	4,015	4.32%
Oil & Gas Refining	3,917	4.22%
Restaurants	3,483	3.75%
Hospitality	3,338	3.60%
Apparel	2,013	2.17%
Retail	44	0.05%
Special Purpose Acquisition Company	28	0.03%
IT Services	2	0.00%
Auto Manufacturer	1	0.00%
Communications Equipment	1	0.00%
Biotechnology	1	0.00%
Technology	-	0.00%
Short-Term Investments	78,139	84.16%
Total	$314,570	338.80%

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

(1)
The Company’s investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
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
(6)
Investments classified as Level 3 whereby fair value was determined by the Company’s Board.
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
▪
The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization and individually less than 1% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm; and
▪
The Company’s audit committee recommends, and the Board approves, the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the independent valuation firms (to the extent applicable) and the business judgment of the audit committee and the Board, respectively.

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

Prepaid Expenses and Other Assets. Prepaid expenses include expenses paid in advance such as annual insurance premiums and deferred offering costs, as described above. Other assets may include contributions to investments paid in advance of trade date. As of December 31, 2022, contributions to investments paid in advance of trade date were $3,000. There were no such contributions to investments paid in advance of trade date as of June 30, 2023.

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

The Company has accrued $28 of excise tax expense during the six months ended June 30, 2023. The Company accrued $252 of excise tax expense during the year ended December 31, 2022.

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

For the three and six months ended June 30, 2023 management fees amounted to $884 and $1,753, respectively. For the three and six months ended June 30, 2022 management fees amounted to $771 and $1,551, respectively. As of June 30, 2023 and December 31, 2022, $884 and $850, respectively, remained payable.

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

For the six months ended June 30, 2023 and 2022, the Company incurred Income Incentive Fees of $1,552 and $(4,854), inclusive of the incentive fee waiver as of March 31, 2022, respectively. As of June 30, 2023, cumulative accrued incentive fees payable were $2,116, and after calculating the total return requirement, $1,001 was immediately payable. As of December 31, 2022, cumulative accrued incentive fees payable were $565, and after calculating the total return requirement, none was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above had they not been waived by GECM as of March 31, 2022. For the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not have any Capital Gains Incentive Fees accrual.

On August 1, 2022, the Company’s stockholders approved a proposal to amend the Capital Gains Incentive Fee and mandatory deferral provisions in sections 4.4 and 4.5, respectively, of the Investment Management Agreement. The amendment amended (i) section 4.4 of the Investment Management Agreement to provide that (x) the capital gains commencement date shall be April 1, 2022 and (y) for the year ending December 31, 2022, the Capital Gains Incentive Fee shall be calculated for the period beginning on the Capital Gains Commencement Date and ending on December 31, 2022 and (ii) section 4.5 of the Investment Management Agreement to provide that (x) the Trailing Twelve Quarters shall commence April 1, 2022 (the “Mandatory Deferral Commencement Date”) and (y) in the event the Trailing Twelve Quarters is less than twelve full calendar quarters, Trailing Twelve Quarters shall mean the period from the Mandatory Deferral Commencement Date through the quarter ending on or prior to the date such Income Incentive Fee payment is to be made.

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

For the three and six months ended June 30, 2023, the Company incurred expenses under the Administration Agreement of $341 and $636, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses under the Administration Agreement of $262 and $483, respectively. As of June 30, 2023 and December 31, 2022, $290 and $188 remained payable, respectively.

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

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2023:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$97,120	$101,700	$198,820
Equity/Other	7,941	-	26,256	34,197
Short Term Investments	78,138	-	-	78,138
Total	$86,079	$97,120	$127,956	311,155
Investment measured at net asset value(1)				3,415
Total Investments, at fair value				$314,570
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$80,622	$104,333	$184,955
Equity/Other	7,958	-	32,044	40,002
Short Term Investments	76,127	-	-	76,127
Total investment assets	$84,085	$80,622	$136,377	$301,084

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2023
Debt	$104,333	$(8,888)	$27,186	$613	$(390)	$(21,322)	$168	$101,700
Equity/Other	32,044	-	-	187	(511)	(5,464)	-	26,256
Total investment assets	$136,377	$(8,888)	$27,186	$800	$(901)	$(26,786)	$168	$127,956

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2022
Debt	$104,936	$(6,311)	$66,461	$(60,207)	$45,325	$(46,314)	$443	$104,333
Equity/Other	49,088	-	12,538	(69,384)	61,476	(21,674)	-	32,044
Total investment assets	$154,024	$(6,311)	$78,999	$(129,591)	$106,801	$(67,988)	$443	$136,377
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
(2)
The net change in unrealized appreciation relating to Level 3 assets still held at June 30, 2023 totaled $(1,222) consisting of the following: $(417) related to debt investments and $(805) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2022 totaled $(19,811) consisting of the following: $(11,792) related to debt investments and $(8,019) relating to equity/other.

Two investments with an aggregate fair value of $13,305 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2023. One investment with a fair value of $4,418 was transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the six months ended June 30, 2023.

Two investments with an aggregate fair value of $6,311 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2022.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2023 and December 31, 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$70,034	Income Approach	Discount Rate	8.37% - 46.20% (20.97%)
	23,693	Market Approach	Earnings Multiple	2.25 - 13.05 (3.61)
	4,973	Income Approach	Implied Yield	4.08% - 36.76% (20.42%)
	3,000	Income Approach	Discount Rate	22.00% - 24.00% (23.00%)
		Market Approach	Earnings Multiple	4.50 - 5.50 (5.00)
	-	Asset Recovery / Liquidation (3)
Total Debt	$101,700

Equity/Other	$12,792	Income Approach	Discount Rate	22.00% - 24.00% (23.00%)
		Market Approach	Earnings Multiple	4.50 - 5.50 (5.00)
	13,420	Market Approach	Earnings Multiple	0.12 - 8.20 (3.93)
	44	Asset Recovery / Liquidation (3)
Total Equity/Other	$26,256

As of December 31, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$65,570	Income Approach	Discount Rate	9.39% - 33.61% (17.55%)
	20,687	Market Approach	Earnings Multiple	0.25 - 9.50 (4.20)
	4,945	Income Approach	Implied Yield	3.95% - 26.49% (15.80%)
	4,883	Broker Quotes		80.00% - 85.00% (82.50%)
	4,375	Recent Transaction
	3,000	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	873	Asset Recovery / Liquidation(3)
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Debt	$104,333

Equity/Other	$11,638	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	11,044	Market Approach	Earnings Multiple	0.12 - 8.50 (4.07)
	4,982	Income Approach	Discount Rate	19.07% - 19.07% (19.07%)
	5	Asset Recovery / Liquidation(3)
	4,375	Recent Transaction
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Equity/Other	$32,044

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

The Company values investments in private funds using NAV as reported by each fund’s investment manager. The private funds calculate NAV in a manner consistent with the measurement principles of FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, as of the valuation date. Investments valued using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of June 30, 2023 the Company held an investment in one private fund valued using NAV as a practical expedient. The Company has no unfunded commitments with respect to this investment. Withdrawals from the investment are permitted annually and there is no set duration for the private fund.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. The maturity date of the revolving line is May 5, 2024. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.50%, (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. As of June 30, 2023, there were $5.0 million borrowings outstanding under the revolving line of credit.

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

Unsecured Notes

On January 11, 2018, the Company issued $43,000 in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, the Company issued an additional $1,898 and $1,500 of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option.

On June 18, 2019, the Company issued $42,500 in aggregate principal amount of 6.50% notes due 2024 (the “GECCN Notes”), which included $2,500 of the GECCN Notes issued in connection with the partial exercise of the underwriters’ over-allotment option. On July 5, 2019, the Company issued an additional $2,500 of the GECCN Notes upon another partial exercise of the underwriters’ over-allotment option.

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

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s consolidated statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
GECCL Notes	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

June 30, 2023
GECCM Notes	$45,610	$1,615	N/A	$0.98
GECCN Notes	42,823	1,615	N/A	0.99
GECCO Notes	57,500	1,615	N/A	0.96
Revolving Credit Facility	5,000	1,615	N/A	-

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

The terms of the unsecured notes are governed by a base indenture, dated as of September 18, 2017, by and between the Company and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as trustee (as supplemented with respect to each series of notes, the “Indenture”). The Indenture’s covenants, include restrictions on certain activities in the event the Company falls below the minimum asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Investment Company Act limits, with certain exceptions, the Company’s borrowing such that its asset coverage ratio, as defined in the Investment Company Act, is at least 1.5 to 1 after such borrowing.

As of June 30, 2023, the Company’s asset coverage ratio was approximately 161.5%.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Indenture.

For the three and six months ended June 30, 2023 and 2022, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Borrowing interest expense	$2,443	$2,340	$4,941	$4,683
Amortization of acquisition premium	326	327	649	654
Total	$2,769	$2,667	$5,590	$5,337
Weighted average interest rate(1)	7.36%	7.33%	7.39%	7.37%
Average outstanding balance	$150,933	$145,933	$152,596	$145,933
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

	June 30, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,010
Unsecured Debt - GECCN Notes	42,823	42,823	42,458
Unsecured Debt - GECCO Notes	57,500	57,500	54,947
Total	$145,933	$145,933	$142,415

	December 31, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,081
Unsecured Debt - GECCN Notes	42,823	42,823	42,686
Unsecured Debt - GECCO Notes	57,500	57,500	54,510
Total	$145,933	$145,933	$142,277

6. CAPITAL ACTIVITY

On June 13, 2022, the Company completed a non-transferable rights offering, which entitled holders of rights to purchase one new share of common stock for each right held at a subscription price of $12.50 per share. In total, the Company sold 3,000,567 shares of the Company’s common stock for aggregate gross proceeds of approximately $37,507.

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2023, the Company had approximately $11,932 in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2023 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. In June 2023, the Court granted in part and denied in part defendants' motion to dismiss and directed the parties to confer on a schedule to respond to the surviving complaints. The Company intends to defend the matter as necessary.

In July 2016, Full Circle Capital Corporation (“Full Circle”) filed suit in the District Court of Caldwell County, Texas against, among others, Willis Pumphrey for breach of a guaranty agreement arising from a loan transaction with Full Circle. Dr. Pumphrey, a personal guarantor of the loan made by Full Circle, the Company’s predecessor in interest, brought counterclaims alleging breach of a confidentiality agreement and tortious interference with Dr. Pumphrey’s attempted sale of a business in which he owned an interest. Dr. Pumphrey is seeking between $2 million and $6 million in damages. GECC believes Dr. Pumphrey’s claims to be frivolous and intends to vigorously defend them. In September 2019, the Company received a judgment against Dr. Pumphrey from the District Court of Caldwell County, Texas. On June 4, 2020, Dr. Pumphrey filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Southern District of Texas. As of June 2023, the Company’s attempts to reach a consensual restructuring plan with Dr. Pumphrey and his other creditors have been unsuccessful, and it is likely Dr. Pumphrey’s estate will liquidate.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2023	2022
Per Share Data:(1)
Net asset value, beginning of period	$11.16	$16.63
Net investment income	0.82	1.46
Net realized gains (loss)	0.31	(26.58)
Net change in unrealized appreciation (depreciation)	0.63	23.15
Net increase (decrease) in net assets resulting from operations	1.76	(1.97)
Issuance of common stock	(0.01)	(0.77)
Distributions declared from net investment income(2)	(0.70)	(1.05)
Net decrease resulting from distributions to common stockholders	(0.70)	(1.05)
Net asset value, end of period	$12.21	$12.84
Per share market value, end of period	$7.76	$12.50

Shares outstanding, end of period	7,601,958	7,601,958
Total return based on net asset value(3)	15.86%	(16.90)%
Total return based on market value(3)	1.63%	(27.06)%

Ratio/Supplemental Data:
Net assets, end of period	92,850	97,606
Ratio of total expenses to average net assets before waiver (4),(5)	23.11%	23.39%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	23.11%	16.98%
Ratio of incentive fees to average net assets(4)	1.71%	—
Ratio of net investment income to average net assets(4),(5),(6)	15.54%	12.50%
Portfolio turnover	32%	32%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the six months ended June 30, 2023 and 2022 average net assets were $90,718 and $75,734, respectively.
(5)
Annualized for periods less than one year.
(6)
Ratio for the six months ended June 30, 2022 reflects the impact of the incentive fee waiver described in Note 3.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2023 represented 2% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2023 represented 53% of the Company’s net assets.

Fair value as of June 30, 2023 along with transactions during the six months ended June 30, 2023 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2023
Issue(1)	Fair value at December 31, 2022	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2023	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	896	-	6	-	54	944	62	-	-
Common Equity (5% of class)	408	-	-	-	98	506	-	-	-
	1,304	-	6	-	152	1,450	62	-	-
Totals	$1,304	$-	$6	$-	$152	$1,450	$62	$-	$-

Controlled Investments
Great Elm Healthcare Financing, LLC
Subordinated Note	4,375	-	-	-	-	4,375	260	-	-
Equity (88% of class)	4,375	-	-	-	-	4,375	-	-	-
	8,750	-	-	-	-	8,750	260	-	-
Lenders' Funding, LLC
Subordinated Note	10,000	-	479	-	-	9,521	368	-	-
Revolver	1,555	264	1,819	-	-	-	31	-	-
Equity (56% of class)	2,205	-	-	-	(1,955)	250	-	-	-
	13,760	264	2,298	-	(1,955)	9,771	399	-	-

Prestige Capital Finance, LLC
Subordinated Note	3,000	-	-	-	-	3,000	167	-	-
Equity (80% of class)	11,638	-	-	-	1,154	12,792	-	-	1,316
	14,638	-	-	-	1,154	15,792	167	-	1,316

Sterling Commercial Credit, LLC
Subordinated Note	8,500	233	-	-	-	8,733	472	-	-
Equity (80% of class)	6,262	-	-	-	(418)	5,844	-	-	-
	14,762	233	-	-	(418)	14,577	472	-	-
Totals	$51,910	$497	$2,298	$-	$(1,219)	$48,890	$1,298	$-	$1,316
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

11. SUBSEQUENT EVENTS

The Board set distributions for the quarter ending September 30, 2023 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by the Company pursuant to authority granted by the Board. The distribution will be paid in cash.

In July 2023, the Company sold its entire equity investment in Lenders Funding for $250. The subordinated note issued by Lenders Funding to the Company was repaid at par plus accrued interest. The Company continues to hold a commitment under Lenders Funding’s senior credit facility.