Form 10-K
period 2023-12-31
Great Elm Capital Corp.
filed 2024-02-29
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (617) 375-3006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $30.3 million as of June 30, 2023.

As of February 22, 2024, there were 9,452,382 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2023, are incorporated by reference into Part III of this report.

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

Selected Risk Associated with Our Business

Our business is subject to a number of risks and uncertainties, including those highlighted and discussed in greater detail in the section titled “Risk Factors” following this summary:

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

Our Portfolio as of December 31, 2023

A list of the industries in which we have invested as of December 31, 2023 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio, excluding short-term investments, at December 31, 2023.

American Coastal Insurance Corporation (f/k/a United Insurance Holdings Corp.)

American Coastal Insurance Corporation (“ACIC”) is the holding company for American Coastal Insurance Company, Interboro Insurance Company and affiliated companies. ACIC is primarily engaged in sourcing, writing and servicing personal and commercial residential property and casualty insurance policies in the United States, primarily in Florida and New York. ACIC’s most significant line of business is in providing commercial multi-peril property insurance for residential condominium associations and apartments in Florida. American Coastal Insurance Company has a leading market share of commercial residential property insurance for condominium associations in Florida (commercial lines). All of the commercial lines business is administered through an exclusive agreement with an outside managing general underwriter, AmRisc, LLC, a Truist Financial Corporation (NYSE: TFC) subsidiary. Given ACIC’s concentration to the Florida property and casualty market, it is subject to various risks including fluctuations in inflation impacting loss estimates, judicial decisions, legislative changes, regulatory oversight, and changes in claims handling procedures.

First Brands, Inc.

First Brands, Inc. (“First Brands”) is a global automotive parts company that develops, markets and sells premium products through a portfolio of market-leading brands, offering best-in-class technology, industry-leading engineering capabilities and superior customer service. First Brands manufactures automotive and industrial components for the automotive aftermarket, original equipment and industrial markets and has built long standing relationships with key aftermarket customers including multiple national retail chains and automotive and industrial equipment makers. First Brands stands as a market leader in the expansive and stable automotive aftermarket industry. First Brands' Brake Component segment leads the market with its Centric, Raybestos, Specialty and private label offerings, capturing around 26% of the aftermarket brake components market. First Brands' Filter Products segment also holds a leading market position, thanks to its FRAM and Champion Laboratory and private label brands, which together hold a 30% market share. First Brands' Wiper Segment is the top supplier of aftermarket wiper blades, boasting a commanding 37% market share through its Trico, ANCO, Michelin and private label products.

Great Elm Specialty Finance, LLC

Great Elm Specialty Finance, LLC (“GESF”) is a specialty finance company and through its subsidiaries, provides a variety of financing options along a “continuum of lending” to middle-market borrowers, including receivables factoring, asset-based and asset-backed lending, lender finance and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries.

Research Now

Research Now Group, Inc. (“Research Now”) is the largest first-party data and insight platform, serving nearly 6,000 market research, media and advertising agencies, publishers, consulting and investment firms and corporate customers. Research Now offers end-to-end solutions for research from survey preparation and delivery to data processing and analytics. Research Now conducts over 90 million surveys annually from its 29 million active panelists.

Investment Manager and Administrator

Great Elm Capital Management, Inc.’s (“GECM”) investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM’s team is led by Matt Kaplan, GECM’s Portfolio Manager and our President and Chief Executive Officer. GECM’s investment committee includes Matt Kaplan, Adam M. Kleinman, Jason W. Reese, Nichole Milz and Dan Cubell. Great Elm Group, Inc. (“GEG”) is the parent company of GECM. The address for GECM is 3801 PGA Blvd., Suite 603, Palm Beach Gardens, Florida, 33410.

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

Staffing

We do not currently have any employees. Mr. Kaplan is our President and Chief Executive Officer and Portfolio Manager for GECM, as well as a Managing Director of Imperial Capital Asset Management, LLC (“ICAM”). Under an Administration Agreement, dated as of September 27, 2016 (the “Administration Agreement”), by and between us and GECM, GECM provides the services of our Chief Financial Officer and Chief Compliance Officer.

GECM has entered into a shared services agreement with ICAM, pursuant to which ICAM will make available to GECM certain employees of ICAM, to provide services to GECM in exchange for reimbursement by GECM of the allocated portion of such employees’ time.

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

The base management fee is calculated at an annual rate of 1.50% of our average adjusted gross assets, including assets purchased with borrowed funds. The base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the then current calendar quarter. Base management fees for any partial quarter are prorated.

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

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing with the partial calendar year from April 1, 2022 to December 31, 2022, and is calculated at the end of each applicable year by subtracting (a) the sum of our and our consolidated subsidiaries’ cumulative aggregate realized capital losses (excluding, for the avoidance of doubt, any realized capital losses arising from unrealized capital depreciation occurring prior to April 1, 2022) and aggregate unrealized capital depreciation from (b) our and our consolidated subsidiaries’ cumulative aggregate realized capital gains, in each case calculated from and after April 1, 2022 (the “Capital Gains Commencement Date”). If such amount is negative, then there is no Capital Gains Incentive Fee for such year. If such amount is positive at the end of such year, then the Capital Gains Incentive Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Incentive Fees paid in all prior years.

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

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	6.39%		7.54%		8.39%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
“Catch up” provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)
(1)
Investment income includes interest income, dividends and other fee income.
(2)
Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 5.02% of net assets.
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

The following hypothetical calculations illustrate the calculation of the Capital Gains Incentive Fee under the Investment Management Agreement.

	In millions
	Assumption 1		Assumption 2
Year 1
Investment in Company A	$20.0		$20.0
Investment in Company B	30.0		30.0
Investment in Company C	-		25.0
Year 2
Proceeds from sale of investment in Company A	50.0		50.0
Fair market value (“FMV”) of investment in Company B	32.0		25.0
FMV of investment in Company C	-		25.0
Year 3
Proceeds from sale of investment in Company C	-		30.0
FMV of investment in Company B	25.0		24.0
Year 4
Proceeds from sale of investment in Company B	31.0		-
FMV of investment in Company B	-		35.0
Year 5
Proceeds from sale of investment in Company B	-		20.0

Capital Gains Incentive Fee:
Year 1	$-	(1)	$-	(1)
Year 2	6.0	(2)	5.0	(6)
Year 3	-	(3)	0.8	(7)
Year 4	0.2	(4)	1.2	(8)
Year 5	-	(5)	-	(9)
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

For the year ended December 31, 2023, we incurred $3.5 million in base management fees and $3.1 million in income-based fees accrued during the period. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2023.

For the year ended December 31, 2022, we incurred $3.2 million in base management fees and $0.6 million in income-based fees accrued during the period, exclusive of the waiver granted by GECM of $4.9 million in incentive fees earned in previous periods. The incentive fees were deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2022.

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

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on July 25, 2023. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

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

Organization of the Investment Adviser

GECM is a Delaware corporation and is registered as an investment adviser under the Advisers Act. GECM’s principal executive offices are located at 3801 PGA Blvd., Suite 603, Palm Beach Gardens, FL 33410.

Board Approval of the Investment Management Agreement

On July 25, 2023, our Board approved the renewal of the Investment Management Agreement through September 26, 2024. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to, among other things:

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

Regulation as a Business Development Company

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by the “vote of a majority of the outstanding voting securities”, as required by the Investment Company Act. A “vote of a majority of the outstanding voting securities of a company” is defined under the Investment Company Act as the lesser of:

▪
67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or
▪
more than 50% of the outstanding voting securities of such company.

A majority of our directors must be persons who are not “interested persons”, as that term is defined in the Investment Company Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We may not acquire any assets other than “qualifying assets” unless, at the time we make such acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

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

An “eligible portfolio company” is generally a U.S. domestic company that is not an investment company (other than a small business investment company wholly-owned by a BDC) and that:

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

“Control”, as defined by the Investment Company Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

To include certain securities described above as “qualifying assets” for the purpose of the 70% test, a BDC must offer to the issuer of those securities managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as “temporary investments”, so that 70% of our assets, as applicable, are qualifying assets. We make purchases that are consistent with our purpose of making investments in securities described in paragraphs 1 through 3 of Section 55(a) of the Investment Company Act. We will invest in U.S. Treasury bills or in repurchase agreements that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit.

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

Code of Ethics

We and GECM have each adopted a code of ethics, which applies to the management at each company, respectively, pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our or GECM’s personnel, respectively. Each code of ethics is included as an exhibit to this report and available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the respective codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Certain U.S. Federal Income Tax Matters

We currently qualify as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest (including tax‑exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25% of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any one issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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

If we realize a net capital loss, the excess of our net short‑term capital loss over our net long‑term capital gain is treated as a short‑term capital loss arising on the first day of our next taxable year and the excess of our net long‑term capital loss over our net short‑term capital gain is treated as a long‑term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund‑level U.S. federal income tax, regardless of whether amounts corresponding to such gain are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses to offset its investment company taxable income.

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

We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities (even if it is not advantageous to dispose of such securities) to mitigate the effect of these rules and prevent disqualification of us as a RIC. However, no assurances can be given as to our eligibility for any such tax elections or that any such tax elections that are made will fully mitigate the effects of these rules.

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

If we hold more than 10% of the shares (by vote or value) in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Stockholders. A “U.S. Stockholder”, for purposes of this paragraph, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and relief is not available as discussed above, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders nor would we be required to make distributions for tax purposes. Distributions would generally be taxable to our stockholders as ordinary dividend income eligible for reduced maximum rates for non-corporate stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate U.S. stockholders would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we were to fail to meet the RIC requirements for more than two consecutive years and then to seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate level tax on any such unrealized appreciation recognized during the succeeding five‑year period. Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may become impossible or impracticable.

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

The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is approximately $142. Such commissions include approximately $141 in brokerage commissions paid to Imperial Capital, LLC, an affiliated person of ICAM, beginning when ICAM became an affiliated person of the Company during the quarter ended December 31, 2021 through December 31, 2023. Brokerage commissions paid to Imperial Capital, LLC represent nearly 100% of our aggregate brokerage commissions during the most recent fiscal year and the dollar amount of transactions on which such brokerage commissions were paid represents nearly 100% of the aggregate dollar amount of transactions involving the payment of commissions during such fiscal year.

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

We face increasing competition for investment opportunities. Limited availability of attractive investment opportunities in the market could cause us to hold a larger percentage of our assets in liquid securities until market conditions improve. We compete for investments with other BDCs and investment funds (including specialty finance companies, private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle‑market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market would force us to accept less attractive investment terms. GECM may, at its discretion, decide to pursue such opportunities if it believes that they are in our best interest; however, GECM may decline to pursue available investment opportunities that, although otherwise consistent with our investment policies and objectives, in GECM’s view present unacceptable risk/return profiles. Under such circumstances, we may hold a larger percentage of our assets in liquid securities until market conditions improve in order to avoid having assets remain uninvested. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the Investment Company Act imposes on us as a BDC. We believe that competitors will make first and second-lien loans with interest rates and returns that are lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns offered to prospective portfolio companies.

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

We are not in a position to exercise control over certain of our portfolio companies or to prevent decisions by management of such portfolio companies that could decrease the value of our investments. Although we may be deemed, under the Investment Company Act, to control certain of our portfolio companies because we own more than 25% of the common equity of those portfolio companies, we generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we hold in certain of our portfolio companies, we may not be able to dispose of such investments if we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of such investments.

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

We are exposed to risks relating to our specialty finance products. There is no guarantee that our controls to monitor and detect fraud with respect to our specialty finance business will be effective and, as a result, we could face exposure to the credit risk associated with such products. With respect to our asset-based loans, we generally limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products.

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

Second priority liens on collateral securing loans and notes that we invest in may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us. We may purchase loans or notes that are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us or the indenture trustee to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow. Typically the intercreditor agreements expressly subordinate our second lien debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans and notes.

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

We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less, which may have a negative impact on our business and operations. We may hold a significant portion of our portfolio assets in cash, cash equivalents, money market mutual funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less for many reasons, including, among others:

•
as part of GECM’s strategy in order to take advantage of investment opportunities as they arise;
•
when GECM believes that market conditions are unfavorable for profitable investing;
•
when GECM is otherwise unable to locate attractive investment opportunities;
•
as a defensive measure in response to adverse market or economic conditions; or
•
to meet RIC qualification requirements.

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

Risks Relating to Our Business and Structure

Capital markets experience periods of disruption and instability. These market conditions have historically materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations. The global capital markets are subject to disruption which may result from, among other things, a lack of liquidity in the debt capital markets, significant write‑offs in the financial services sector, the re‑pricing of credit risk in the broadly syndicated credit market or the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, such events have historically materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Equity capital may be difficult to raise because, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the Investment Company Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Our debt investments may be risky, and we could lose all or part of our investments. Our debt portfolios, including those held by our specialty finance companies, are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board has since raised the federal funds rate and may raise, maintain or lower the federal funds rate in the future. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed-rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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
▪
we may borrow to finance acquisitions, and there are risks associated with borrowing as described in this Annual Report on Form 10-K;
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

However, in order to satisfy the Annual Distribution Requirement for a RIC, we may, but have no current intention to, declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax adviser regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

We may invest in the securities and instruments of other investment companies, including private funds, and we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to GECM with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear its share of the management and incentive fee payable to GECM, as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

In addition, if we purchase our debt instruments and such purchase results in our recording a net gain on the extinguishment of debt for financial reporting and tax purposes, such net gain will be included in our pre‑incentive fee net investment income for purposes of determining the Income Incentive Fee payable to GECM under the Investment Management Agreement.

Finally, the incentive fee payable by us to GECM also may create an incentive for GECM to invest on our behalf in instruments that have a deferred interest feature such as investments with PIK provisions. Under these investments, we would accrue the interest over the life of the investment but would typically not receive the cash income from the investment until the end of the term or upon the investment being called by the issuer. Our net investment income used to calculate the income portion of our incentive fee, however, includes accrued interest. The portion of the incentive fee that is attributable to deferred interest, such as PIK, will not be paid to GECM until we receive such interest in cash. Even though such portion of the incentive fee will be paid only when the accrued income is collected, the accrued income is capitalized and included in the calculation of the base management fee. In other words, when deferred interest income (such as PIK) is accrued, a corresponding Income Incentive Fee (if any) is also accrued (but not paid) based on that income. After the accrual of such income, it is capitalized and added to the debt balance, which increases our total assets and thus the base management fee paid following such capitalization. If any such interest is reversed in connection with any write-off or similar treatment of the investment, we will reverse the Income Incentive Fee accrual and an Income Incentive Fee will not be payable with respect to such uncollected interest. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, which would result in the reversal of any previously accrued and unpaid incentive fees.

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

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition. Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including, for example, Russia’s February 2022 invasion of Ukraine and conflicts in the Middle East, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Additionally, a public health epidemic or pandemic, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that any such event could have on our business, the continued occurrence thereof and the measures taken by the governments of countries affected in response thereto could disrupt the supply chain and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations.

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

There are significant potential conflicts of interest that could impact our investment returns. Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of other entities, including ICAM or funds managed by ICAM, and affiliates of GECM and investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Matt Kaplan, our President and Chief Executive Officer, is a portfolio manager at GECM and a member of its investment committee.

Although funds managed by GECM may have different primary investment objectives than we do, they may from time to time invest in asset classes similar to those targeted by us. GECM is not restricted from raising an investment fund with investment objectives similar to ours. Any such funds may also, from time to time, invest in asset classes similar to those targeted by us. It is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with GECM. GECC’s participation in any negotiated co-investment opportunities (other than those in which the only term negotiated is price) with investment funds managed by investment managers under common control with GECM is subject to compliance with the SEC order dated May 12, 2020 (Release No. 33864).

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

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed on income that may include interest that is accrued but not yet received in cash, but payment is made on such accrual only once corresponding income is received in cash. If a portfolio company defaults on a loan or note that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, which would result in the reversal of any previously accrued and unpaid incentive fees. On April 6, 2022, our Board and the independent directors approved the amendment to the Investment Management Agreement (the "Amendment") to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of the Capital Gains Incentive Fee and reset the Capital Gains Commencement Date and the mandatory deferral commencement date, effectively resetting the incentive fee total return hurdle, which was subsequently approved by our stockholders on August 1, 2022.

The Investment Management Agreement renews for successive annual periods if approved by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, both we and GECM have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation.

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

Risks Relating to Our Common Stock

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered all of the shares of our common stock held by GEG, which represent approximately 20% percent of our outstanding shares of common stock at December 31, 2023.

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

Risks Relating to Indebtedness

We may borrow additional money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us. We have existing indebtedness and may in the future borrow additional money, including borrowings under a Loan Guarantee and Security Agreement, as amended (the “Loan Agreement”) with City National Bank (“CNB”), each of which magnifies the potential for loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we could employ at any particular time will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

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

Illustration. The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The first table assumes the actual amount of senior securities outstanding as of December 31, 2023. The second table assumes the maximum amount of senior securities outstanding as permitted under our asset coverage ratio of 150%. The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.32)%	(9.32)%	(4.32)%	0.68%	5.68%
(1)
Assumes $230.6 million in total portfolio assets, excluding short term investments, $143.1 million in senior securities outstanding, $98.7 million in net assets, and an average cost of funds of 6.96%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total portfolio assets of at least 4.32%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.82)%	(9.82)%	(4.82)%	0.18%	5.18%
(1)
Assumes $285.0 million in total portfolio assets, excluding short term investments, $197.5 million in senior securities outstanding, $98.7 million in net assets, and an average cost of funds of 6.96%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total portfolio assets of at least 4.82%.

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

As of December 31, 2023, we had approximately $143.1 million of total outstanding indebtedness in the aggregate under three series of senior securities (unsecured notes)—the GECCM Notes, the GECCO Notes and the GECCZ Notes (each as defined herein)—and our asset coverage ratio was 169.0%.

On May 5, 2021, we entered into the Loan Agreement, which provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base). As of December 31, 2023, there were no borrowings outstanding under the revolving line. We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB.

If we are unable to meet the financial obligations under any of the Loan Agreement or any series of our outstanding unsecured notes, the holders of such indebtedness would have a superior claim to our assets over our common stockholders, and the lenders or noteholders may seek to recover against our assets in the event of a default by us. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the base management fee payable to GECM, our investment advisor, is payable based on the average value of our total assets, including those assets acquired through the use of leverage, GECM will have a financial incentive to incur leverage, which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our fees or expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GECM.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Processes and Risk Assessment

We rely on the cybersecurity program implemented by GECM. In order to assess, identify and manage material risks from cybersecurity threats, GECM has implemented a cybersecurity program, which is focused on (i) protecting the confidentiality of business, client, fund investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.

GECM has implemented an information security policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that it stores or processes and the maintenance of critical services and systems. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. GECM's policies and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. GECM’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: (1) cybersecurity risks associated with its physical and digital devices and infrastructure, and (2) cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. This program is based on recognized industry standards and is supported by both management and our Board. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use recognized industry standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

As a part of its cybersecurity program, GECM's cybersecurity processes and systems are reviewed and assessed by third parties. These third parties assess and report on GECM’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks. These third parties also help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed by GECM's Chief Operating Officer, IT Specialist and other members of Company management (together, "Great Elm IT Management") and third third-party consultants. In order to oversee and identify risks from cybersecurity threats associated with its use of third parties who will have access to sensitive data or client systems and facilities, GECM requires third parties to adhere to GECM's cybersecurity requirements prior to accessing such data. In addition, GECM performs annual reviews of its critical vendors with the assistance of a third-party consultant to identify and assess the vendors’ security posture to reduce risk to the Company.

GECM also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. GECM’s third-party consultants conduct regular phishing tests and provide additional training as appropriate.

Governance and Oversight of Cybersecurity Risks

GECM’s cybersecurity program is managed by Great Elm IT Management. The members of the IT Management team collectively have years of experience helping to oversee the information technology infrastructure and processes at GECM and other asset managers. Great Elm IT Management is responsible for supervising and interfacing with providers to implement GECM’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.

GECM has also developed an incident response framework to monitor the prevention, detection, mitigation and remediation of cybersecurity events. This framework is managed and implemented by Great Elm IT Management, with support from their third-party consultants. Great Elm IT Management alongside the General Counsel and Chief Compliance Officer of GECM are responsible for gathering information with respect to cybersecurity incidents, assessing its severity and determining potential responses, as well as communicating with business leaders and senior management, as appropriate.

Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee, which includes oversight of risks related to cybersecurity threats. The Audit Committee and the Board, as appropriate, are informed about risks related to cybersecurity threats through periodic reports from GECM's Chief Operating Officer. Such reporting includes updates on GECM’s cybersecurity program, the external threat environment, and GECM’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on GECM’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents, where applicable.

Impact of Cybersecurity Risks

As of the filing of this Form 10-K, we are not aware of any cyber-attacks that have occurred since the beginning of 2023 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have occurred. For additional information about these risks, see "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Item 2. Properties.

Our executive offices are located at 800 South Street, Suite 230, Waltham, MA 02453, and are provided by GECM in accordance with the terms of the Administration Agreement.

Item 3. Legal Proceedings.

A description of our legal proceedings is included in Note 7 of the consolidated financial statements for the year ended December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of February 22, 2024, there were approximately 9 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

The following are our outstanding classes of securities as of December 31, 2023:

Title of Class	Amount Authorized	Amount Held by GECC or for GECC's Account	Amount Outstanding Exclusive of Amounts Shown in the Adjacent Column
Common Stock	1,000,000,000	-	7,601,958
GECCM Notes	-	-	$45.6 million
GECCO Notes	-	-	$57.5 million
GECCZ Notes	-	-	$40.0 million

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

During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as 26.0% premium and as low as a 40.0% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV(1)	High	Low	to NAV(2)	to NAV(2)	Declared(3)
Fiscal year ending December 31, 2024
First Quarter (through February 22, 2024)	N/A	$11.10	$10.26	--	--	--
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
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

During the year ended December 31, 2023, our distributions were made from distributable earnings. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

The following table summarizes our distributions declared for record dates since January 1, 2022:

Record Date	Payment Date	Distribution Per Share Declared(1)
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
(1)
Per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from December 31, 2018, the last trading day before the fifth preceding fiscal year, through December 31, 2023. The graph assumes that, on December 31, 2018, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the last day of trading. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

Purchases of Equity Securities

None.

Financial Highlights

Below is the schedule of financial highlights of the Company:

								November 3, 2016 (Commencement of Operations) to
	For the Year Ended December 31,							December 31,
	2023	2022	2021	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14	$86.46
Net investment income	1.65	1.67	3.02	3.22	6.40	8.64	9.05	1.61
Net realized gains (loss)	(0.62)	(20.16)	(2.37)	(4.39)	0.76	1.36	1.87	(2.07)
Net change in unrealized appreciation (depreciation)	2.30	16.00	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)	(7.88)
Net increase (decrease) in net assets resulting from operations	3.33	(2.49)	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)	(8.34)
Issuance of common stock	-	(1.03)	0.81	(10.66)	-	-	-	-
Accretion from share buybacks	-	-	-	-	0.51	-	1.99	4.04
Distributions declared from net investment income(2)	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net decrease resulting from distributions to common stockholders	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net asset value, end of period	$12.99	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14
Per share market value, end of period	$10.65	$8.29	$18.48	$21.60	$46.68	$47.10	$59.04	$70.02

Shares outstanding, end of period	7,601,958	7,601,958	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400	2,131,813
Total return based on net asset value(3)	30.98%	(22.17)%	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	50.53%	(46.53)%	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$98,739	$84,809	$74,556	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver (4)	24.92%	22.14%	14.69%	25.84%	16.46%	9.96%	7.87%	10.27%	(5)(7)
Ratio of total expenses to average net assets after waiver (4),(5)	24.92%	16.43%	14.69%	25.84%	16.46%	9.96%	8.00%	9.99%	(5)(7)
Ratio of incentive fees to average net assets(4)	3.35%	0.66%	(4.91)%	1.68%	2.80%	0.13%	2.89%	3.04%	(5)
Ratio of net investment income to average net assets(4),(5)	13.42%	12.30%	14.02%	11.77%	11.18%	12.30%	11.56%	10.52%	(5)(7)
Portfolio turnover	98%	53%	66%	64%	81%	67%	116%	27%
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

(3)
Total return based on net asset value is calculated as the change in net asset value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return does not include any estimate of a sales load or commission paid to acquire shares. For the period ended December 31, 2016, total return based on net asset value is calculated as the change in net asset value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan. Total return based on market value is calculated as the change in market value per share from November 4, 2016 through December 31, 2016, assuming the Company’s distributions were reinvested through its dividend reinvestment plan, and is assumed to be $12.03 on November 4, 2016. $12.03 represents the closing price of the common stock of Full Circle Capital Corporation, a Maryland corporation ("Full Circle"), on its last day of trading prior to the stock-for-stock merger of Full Circle with and into GECC, as adjusted by the exchange ratio in the Agreement and Plan of Merger, dated June 23, 2016 between Full Circle and GECC.
(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2023, 2022, 2021, 2020, 2019, 2018 and 2017 and the period ended December 31, 2016 average net assets were $93,441, $85,029, $87,975, $60,884, $97,791, $124,668, $151,986 and $179,366, respectively.
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15	(3)
Total stockholder transaction expenses
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.58%	(4)
Incentive fee	3.17%	(5)
Interest payments on borrowed funds	11.89%	(6)
Other expenses	4.93%
Total annual expenses	23.58%
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
(3)
The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare, a cash distribution, our stockholders who have not opted out of our dividend reinvestment plan will have their cash distributions (net of any applicable withholding tax)automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. The plan administrator’s fees under the plan will be paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the common stock held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of $15 plus a per share brokerage commission from the proceeds.
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
(5)
See “Item 1. Business — Management and Incentive Fees.”
(6)
Assumes borrowings representing approximately 165% of our average net assets at an average annual interest rate of 6.96%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and GECM’s assessment of market and other factors at the time of any proposed borrowing.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains) (none of which is subject to the capital gains incentive fee)	$188	$482	$693	$993
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)	$197	$498	$709	$998

This example should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. The amounts included in the table above for “Other expenses” represent our estimates for the fiscal year ending December 31, 2023.

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

On September 1, 2023, we contributed investments in certain of our operating company subsidiaries and other specialty finance assets to our formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF. In connection with this contribution, a strategic investor purchased approximately 12.5% of the equity interests and subordinated indebtedness in GESF. Through its subsidiaries, GESF provides a variety of financing options along a “continuum of lending” to middle-market borrowers including, receivables factoring, asset-based and asset-backed lending, lender finance, and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries.

On September 27, 2016, we and GECM, our external investment manager, entered into the Investment Management Agreement and the Administration Agreement, and we began to accrue obligations to our external investment manager. On August 1, 2022, upon receiving our stockholders’ approval, we and GECM entered into the Amendment to reset the Capital Gains Incentive Fee to begin on April 1, 2022, which eliminated $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the Income Incentive Fee was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite approvals from our Board and/or stockholders.

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

As a BDC, our investments and the composition of our portfolio are required to comply with regulatory requirements. See “The Company—Regulation as a Business Development Company” and “The Company—Certain U.S. Federal Income Tax Matters.”

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2023 and 2022:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2022	27,578	(29,723)	10.38%
Quarter ended June 30, 2022	44,750	(34,014)	10.27%
Quarter ended September 30, 2022	40,212	(28,430)	11.59%
Quarter ended December 31, 2022	37,588	(20,461)	12.43%
For the Year Ended December 31, 2022	$150,128	$(112,628)

Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
Quarter ended September 30, 2023	80,915	(87,268)	13.36%
Quarter ended December 31, 2023	68,813	(75,152)	13.77%
For the Year Ended December 31, 2023	$226,063	$(235,570)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2023 and 2022. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Beginning Investment Portfolio, at fair value	$224,957	$212,149
Portfolio Investments acquired(1)	226,063	150,128
Amortization of premium and accretion of discount, net	2,375	1,328
Portfolio Investments repaid or sold(2)	(235,570)	(112,628)
Net change in unrealized appreciation (depreciation) on investments	17,485	100,016
Net realized gain (loss) on investments	(4,698)	(126,036)
Ending Investment Portfolio, at fair value	$230,612	$224,957
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$52,322	22.69%	$58,250	25.89%
Chemicals	27,023	11.72%	31,702	14.09%
Consumer Products	20,211	8.76%	8,413	3.74%
Transportation Equipment Manufacturing	17,261	7.49%	11,803	5.25%
Insurance	16,026	6.95%	2,340	1.04%
Internet Media	13,732	5.95%	12,247	5.44%
Shipping	11,724	5.08%	7,206	3.20%
Oil & Gas Exploration & Production	11,420	4.95%	15,136	6.74%
Metals & Mining	9,538	4.14%	6,046	2.69%
Technology	7,342	3.18%	(365)	(0.16)%
Food & Staples	7,199	3.12%	3,660	1.63%
Energy Services	6,930	3.01%	2,877	1.28%
Closed-End Fund	6,770	2.94%	5,825	2.59%
Casinos & Gaming	4,252	1.84%	9,301	4.13%
Aircraft	3,958	1.72%	3,577	1.59%
Industrial	3,719	1.61%	5,498	2.44%
Restaurants	3,441	1.49%	3,110	1.38%
Apparel	2,007	0.87%	2,371	1.05%
Energy Midstream	1,996	0.87%	22,559	10.03%
Defense	1,945	0.84%	-	-%
Consumer Services	1,742	0.76%	-	-%
Retail	54	0.02%	5	0.00%
Oil & Gas Refining	-	-%	5,388	2.40%
Hospitality	-	-%	4,988	2.22%
Wireless Telecommunications Services	-	-%	2,997	1.33%
Special Purpose Acquisition Company	-	-%	19	0.01%
Auto Manufacturer	-	-%	2	0.00%
Biotechnology	-	-%	1	0.00%
Household & Personal Products	-	-%	1	0.00%
Total	$230,612	100.00%	$224,957	100.00%

Results of Operations

Investment Income

	For the Year Ended December 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$35,825	$4.71	$24,429	$3.91
Interest income	28,901	3.80	18,684	2.99
Dividend income	3,478	0.46	4,354	0.70
Other commitment fees	3,075	0.40	1,155	0.18
Other income	371	0.05	236	0.04
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023 and a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans. For the years ended December 31, 2023 and 2022, income includes non-cash PIK income of $2.6 million and $1.3 million, respectively.

Interest income increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to growth of the portfolio and rising interest rates.

Dividend income decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to lower distributions from our investments in specialty finance portfolio companies.

Other commitment fees increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is attributable to fees in connection with the extensions of certain revolver commitments.

Expenses

	For the Year Ended December 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$22,996	$3.03	$13,716	$2.19
Management fees	3,539	0.47	3,205	0.51
Incentive fees	3,132	0.41	565	0.10
Incentive fee waiver	-	-	(4,854)	(0.78)
Total advisory and management fees	6,671	0.88	(1,084)	(0.17)
Administration fees	1,522	0.20	938	0.15
Directors’ fees	205	0.03	215	0.03
Interest expense	11,742	1.54	10,690	1.71
Professional services	1,772	0.23	1,967	0.31
Custody fees	81	0.01	53	0.01
Other	1,003	0.13	937	0.15
Income Tax Expense
Excise tax	287	0.04	252	0.04
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023 and a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

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

Overall expenses for the year ended December 31, 2023 increased as compared to the year ended December 31, 2022 primarily driven by an increase in incentive fees compared to the year ended December 31, 2022 during which $4.9 million of incentive fees were waived by GECM. The $0.6 million increase in administration fees for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is attributable to increased allocation of personnel costs from GECM as a result of additional resource time spent on GECC matters.

Professional services costs decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to decreased legal expenses associated with specific transaction matters. The $0.2 million decrease in professional services were partially offset by general rate increases for professional services including legal and accounting costs.

For the year ended December 31, 2023, GECC recognized $3.1 million in incentive fees due to increased pre-incentive net investment income. For the year ended December 31, 2022, GECC recognized $0.6 million in incentive fees which was offset by $4.9 million in previously recognized incentive fees which were waived by GECM as of March 31, 2022 resulting in a net reversal of $4.3 million for incentive fees as a result of income reversals, realized losses where proceeds did not cover the amortized cost basis, and the determination that previously recognized incentive fees earned on certain non-accrual positions with significant write-downs should not be recognized as a liability.

Realized Gains (Losses)

	For the Year Ended December 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$(4,707)	$(0.62)	$(126,046)	$(20.16)
Gross realized gain	11,702	1.54	6,207	0.99
Gross realized loss	(16,409)	(2.16)	(132,253)	(21.15)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023 and a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

Realized gain for the year ended December 31, 2023 includes $5.7 million in gains on the realization of our investment in Prestige Capital Finance, LLC (“Prestige”) common equity in connection with the in-kind contribution to GESF and $0.9 million in gains from the partial sale of our investment in ACIC. Realized losses for the year ended December 31, 2023 includes $7.0 million in loss on the sale of Lenders Funding, LLC (“Lenders Funding”) common equity and $4.6 million in loss related to the write off of investments in Avanti Communications Group plc (“Avanti Communications”).

During the year ended December 31, 2022, net realized losses on investments were primarily driven by the restructuring of Avanti Communications on which we realized approximately $111 million of previously recognized unrealized losses as a result of the April 2022 restructuring. In addition, we realized approximately $15.9 million and $4.2 million of previously recognized unrealized losses as a result of the sales of our positions in Tru (UK) Asia Limited (“Tru Taj”) common stock and California Pizza Kitchen, Inc. (“CPK”) common stock, respectively. Such realized losses are offset by the relief of those previously recognized unrealized losses as discussed under Change in Unrealized Appreciation (Depreciation) on Investments below.

During the year ended December 31, 2022, gross realized gains included approximately $2.2 million on sales of our investment in Crestwood Equity Partners, LP preferred stock, $1.0 million on the sale of our investment in GAC HoldCo Inc. warrants and $0.9 million on the refinancing of our investment in Tensar Corporation 2nd Lien secured loan.

Change in Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant unrealized appreciation (depreciation) of our investment portfolio.

	For the Year Ended December 31,
	2023		2022
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net change in unrealized appreciation/ (depreciation)	$17,498	$2.30	$100,002	$16.00
Unrealized appreciation	28,101	3.69	130,699	20.91
Unrealized depreciation	(10,603)	(1.39)	(30,697)	(4.91)
(1)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023 and a weighted average of 6,251,391 outstanding common shares for the year ended December 31, 2022. These weighted average share amounts have been retroactively adjusted for the reverse stock split effected on February 28, 2022.

For the year ended December 31, 2023, unrealized appreciation was primarily driven by reversal of approximately $7.0 million in previously recognized unrealized depreciation on our investment in Lenders Funding common equity which was reclassified to realized loss upon the sale of our position and $4.6 million in previously recognized unrealized depreciation on our investment in Avanti Communications which was reclassified to realized loss upon the write off of the position. Unrealized depreciation for the year ended December 31, 2023 was primarily driven by the reversal of approximately $3.9 million in previously recognized unrealized appreciation on our investment in Prestige common equity which was reclassified to realized gain upon the in-kind contribution to GESF.

For the year ended December 31, 2022, net unrealized appreciation was attributable to the relief of previously recognized unrealized depreciation as a result of sales of our investments in Tru Taj and CPK and the restructuring of our investments in Avanti Communications, as discussed under Realized Gains (Losses) above. Unrealized depreciation for the year ended December 31, 2022 includes approximately $7.0 million in decrease in fair value of our investment in Avanti Space Limited junior priority notes received in the April 2022 restructuring of Avanti Communications and $5.1 million in decrease in fair value of our equity investment in Lenders Funding.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of fiscal year 2021.

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

As of December 31, 2023, we had approximately $1.0 million of cash and cash equivalents and approximately $10.8 million of money market fund investments at fair value. As of December 31, 2023, we had investments in 38 debt instruments across 32 companies, totaling approximately $200.7 million at fair value and 10 equity investments in 10 companies, with an aggregate fair value of approximately $29.9 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2023, we had approximately $8.9 million in unfunded loan commitments to provide debt financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2023 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2023, net cash provided by operating activities was approximately $25.7 million, reflecting the purchases and proceeds from sales of investments and principal repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $14.6 million, reflecting payments for additional investments of $220.5 million, offset by proceeds from principal repayments and sales of $235.1 million. Such amounts include draws and repayments on revolving credit facilities.

For the year ended December 31, 2022, net cash used in operating activities was approximately $41.8 million, reflecting the purchases and proceeds from sales of investments and principal repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $36.5 million, reflecting payments for additional investments of $149.5 million, offset by proceeds from principal repayments and sales of $113.0 million. Such amounts include draws and repayments on revolving credit facilities.

For the year ended December 31, 2023, cash used for financing activities was $25.3 million, which consisted of $38.4 million in net proceeds from the issuance of the GECCZ Notes which was offset by $42.8 million in payments to retire the GECCN Notes, $10.0 million in net repayments on the revolving credit facility and $10.6 million in distributions to stockholders.

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

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and other cash obligations as of December 31, 2023 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,610	-	45,610	-	-
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
Revolving Credit Facility	-	-	-	-	-
Total	$143,110	$-	$103,110	$40,000	$-

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

Revolver

On May 5, 2021, we entered into the Loan Agreement with CNB. The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line currently bear interest at a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of December 31, 2023, there were no borrowings outstanding under the revolving line.

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

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of December 31, 2023 is $45.6 million.

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of December 31, 2023 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of December 31, 2023 is $40.0 million.

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

As of December 31, 2023, our asset coverage ratio was approximately 169.0%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2023, approximately $148.9 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Recent Developments

Distribution

Our Board set a distribution for the quarter ending March 31, 2024 at a rate of $0.35 per share. The full amount of the distribution will be from distributable earnings. The schedule of the distribution payment will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Private Placement

On February 8, 2024, we entered into a Share Purchase Agreement with Great Elm Strategic Partnership I, LLC ("GESP"), pursuant to which GESP purchased, and we issued, 1,850,424 shares of our common stock, par value $0.01, at a price of $12.97 per share, which represented our net asset value per share as of February 7, 2024, for an aggregate purchase price of $24 million.

GESP is a special purpose vehicle which is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG.

The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $68.2 million and $148.9 million in principal debt, respectively. As of December 31, 2022, 31 debt investments in our portfolio bore interest at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $129.3 million and $100.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of December 31, 2023. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,467
2.00%	2,978
1.00%	1,489
(1.00)%	(1,489)
(2.00)%	(2,978)
(3.00)%	(4,465)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of December 31, 2023, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GECC adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.2

Indenture, dated as of September 18, 2017, by and between the Registrant and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on September 21, 2017)

4.3

Second Supplemental Indenture dated as of January 19, 2018, by and between the Registrant and the Trustee (incorporated by reference to Exhibit (d)(3) to the post-effective amendment to the Registration Statement on Form N-2 filed on January 19, 2018)

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

4.6	Global Note, dated June 18, 2019 (incorporated by reference to Exhibit (d)(1) to the post-effective amendment to the Registration Statement on Form N-2 (File No. 333-227605) filed on June 18, 2019)

4.7	Fourth Supplemental Indenture, dated as of June 23, 2021 by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.8	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.9	Fifth Supplemental Indenture, dated as of August 16, 2023 by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 16, 2023)

4.10	Global Note (8.75% Notes due 2028), dated as of August 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 16, 2023)

4.11*	Description of Registered Securities

10.1	Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement filed on July 1, 2022)

10.2	Administration Agreement, dated as of September 27, 2016, by and between the Registrant and GECM (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016)

10.3

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.5*	Custody Agreement, dated as of July 1, 2023, by and between the Registrant and The Northern Trust Company

10.6	Form of Trademark License Agreement (incorporated by reference to Exhibit 13(b) to the Registration Statement on Form N-14 (File No. 3330212817) filed on August 1, 2016).

10.7	Loan, Guarantee and Security Agreement, dated May 5, 2021, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2021)

10.8+

Third Amendment, dated as of November 22, 2023 to Loan, Guarantee and Security Agreement, as of May 5, 2021, by and among Great Elm Capital Corp. and City National Bank, as amended (incorporated by reference in Exhibit 10.1 to the Form 8-K filed on November 27, 2023)

14.1*	Code of Ethics

14.2*	Code of Ethics of GECM

21.1*	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

97.1*	GECC Clawback Policy

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in inline XBRL (included as Exhibit 101)

* Filed or furnished herewith

+ Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 29, 2024.

GREAT ELM CAPITAL CORP.

By:	/s/ Matt Kaplan
Name:	Matt Kaplan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2024.

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

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the financial highlights for each of the five years in the period then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Investments — Refer to Footnote 2 and 4 in the financial statements

Critical Audit Matter Description

The Company has investments whose fair values are based on complex valuation techniques and unobservable inputs. These financial instruments can span a broad array of investments, including debt and equity investments in privately owned middle‑market companies that lack observable market prices. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 investments was $142,737,000 as of December 31, 2023.

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

February 29, 2024

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $179,626 and $183,061, respectively)	$183,335	$171,743
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $10,807 and $76,140, respectively)	10,807	76,127
Affiliated investments, at fair value (amortized cost of $13,423 and $13,433, respectively)	1,067	1,304
Controlled investments, at fair value (amortized cost of $46,300 and $54,684, respectively)	46,210	51,910
Total investments	241,419	301,084

Cash and cash equivalents	953	587
Receivable for investments sold	840	396
Interest receivable	2,105	3,090
Dividends receivable	1,001	1,440
Due from portfolio company	37	1
Deferred financing costs	335	226
Prepaid expenses and other assets	135	3,288
Total assets	$246,825	$310,112

Liabilities
Notes payable (including unamortized discount of $2,896 and $2,781, respectively)	$140,214	$143,152
Revolving credit facility	-	10,000
Payable for investments purchased	3,327	70,022
Interest payable	32	42
Accrued incentive fees payable	1,431	565
Distributions payable	760	-
Due to affiliates	1,195	1,042
Accrued expenses and other liabilities	1,127	480
Total liabilities	$148,086	$225,303

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 7,601,958 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$76	$76
Additional paid-in capital	283,795	284,107
Accumulated losses	(185,132)	(199,374)
Total net assets	$98,739	$84,809
Total liabilities and net assets	$246,825	$310,112
Net asset value per share	$12.99	$11.16

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

		For the Year Ended December 31,
		2023	2022	2021
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$23,582	$15,325	$13,100
Non-affiliated, non-controlled investments (PIK)		2,281	1,220	387
Affiliated investments		128	97	910
Affiliated investments (PIK)		-	58	4,874
Controlled investments		2,677	1,984	646
Controlled investments (PIK)		233	-	-
Total interest income		28,901	18,684	19,917
Dividend income from:
Non-affiliated, non-controlled investments		1,147	1,815	1,713
Controlled investments		2,331	2,539	2,634
Total dividend income		3,478	4,354	4,347
Other commitment fees from non-affiliated, non-controlled investments		3,075	1,155	-
Other income from:
Non-affiliated, non-controlled investments		264	236	683
Non-affiliated, non-controlled investments (PIK)		107	-	-
Affiliated investments (PIK)		-	-	282
Controlled investments		-	-	25
Total other income		371	236	990
Total investment income		$35,825	$24,429	$25,254
Expenses:
Management fees		$3,539	$3,205	$3,182
Incentive fees		3,132	565	(4,323)
Administration fees		1,522	938	673
Custody fees		81	53	54
Directors’ fees		205	215	233
Professional services		1,772	1,967	1,937
Interest expense		11,742	10,690	10,428
Other expenses		1,003	937	737
Total expenses		$22,996	$18,570	$12,921
Incentive fee waiver		-	(4,854)	-
Net expenses		$22,996	$13,716	$12,921
Net investment income before taxes		$12,829	$10,713	$12,333
Excise tax		$287	$252	$48
Net investment income		$12,542	$10,461	$12,285
Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$(1,246)	$(15,262)	$(5,770)
Affiliated investments		-	(110,784)	(4,162)
Controlled investments		(3,461)	-	293
Total net realized gain (loss)		(4,707)	(126,046)	(9,639)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		15,040	267	19,019
Affiliated investments		(226)	106,945	(33,763)
Controlled investments		2,684	(7,210)	1,823
Total net change in unrealized appreciation (depreciation)		17,498	100,002	(12,921)
Net realized and unrealized gains (losses)		$12,791	$(26,044)	$(22,560)
Net increase (decrease) in net assets resulting from operations		$25,333	$(15,583)	$(10,275)

Net investment income per share (basic and diluted):	(1)	$1.65	$1.67	$3.02
Earnings per share (basic and diluted):	(1)	$3.33	$(2.49)	$(2.52)
Weighted average shares outstanding (basic and diluted):	(1)	7,601,958	6,251,391	4,073,454
(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2023	2022	2021
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,542	$10,461	$12,285
Net realized gain (loss)	(4,707)	(126,046)	(9,639)
Net change in unrealized appreciation (depreciation) on investments	17,498	100,002	(12,921)
Net increase (decrease) in net assets resulting from operations	25,333	(15,583)	(10,275)

Distributions to stockholders:
Distributions(1)	(11,403)	(13,023)	(9,743)
Total distributions to stockholders	(11,403)	(13,023)	(9,743)

Capital transactions:
Issuance of common stock, net	-	38,859	13,239
Common stock distributed	-	-	1,720
Net increase (decrease) in net assets resulting from capital transactions	-	38,859	14,959
Total increase (decrease) in net assets	13,930	10,253	(5,059)

Net assets at beginning of period	$84,809	$74,556	$79,615
Net assets at end of period	$98,739	$84,809	$74,556

Capital share activity(2)
Shares outstanding at the beginning of the period	7,601,958	4,484,278	3,838,242
Shares purchased	-	-	-
Issuance of common stock	-	3,117,684	566,239
Fractional shares redeemed for cash in lieu of reverse stock split	-	(4)	-
Common stock distributed	-	-	79,797
Shares outstanding at the end of the period	7,601,958	7,601,958	4,484,278
(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,333	$(15,583)	$(10,275)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments(1)	(220,355)	(149,463)	(191,875)
Net change in short-term investments	(4,474)	(6,329)	(6)
Capitalized payment-in-kind interest	(2,605)	(1,421)	(6,677)
Proceeds from sales of investments(1)	184,381	56,182	64,733
Proceeds from principal payments	50,745	56,816	70,262
Net realized (gain) loss on investments	4,707	126,046	9,639
Net change in unrealized (appreciation) depreciation on investments	(17,498)	(100,002)	12,921
Amortization of premium and accretion of discount, net	(2,375)	(1,352)	(3,958)
Amortization of discount (premium) on long term debt	1,627	1,312	1,496
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	985	(1,279)	612
(Increase) decrease in dividends receivable	439	100	(1,540)
(Increase) decrease in due from portfolio company	(36)	135	701
(Increase) decrease in due from affiliates	-	17	(17)
(Increase) decrease in prepaid expenses and other assets	3,153	(2,878)	(60)
Increase (decrease) in due to affiliates	1,019	(4,259)	(4,074)
Increase (decrease) in interest payable	(10)	13	(299)
Increase (decrease) in accrued expenses and other liabilities	647	190	(72)
Net cash provided by (used for) operating activities	25,683	(41,755)	(58,489)
Cash flows from financing activities
Issuance of notes payable	38,408	-	55,229
Repayment of notes payable	(42,823)	-	(30,293)
Borrowings under credit facility	2,000	10,000	10,000
Repayments under credit facility	(12,000)	-	(10,000)
Proceeds from issuance of common stock	-	37,507	-
Payments of deferred financing costs	(259)	(1,287)	(550)
Distributions paid	(10,643)	(13,023)	(9,934)
Net cash provided by (used for) financing activities	(25,317)	33,197	14,452
Net increase (decrease) in cash	366	(8,558)	(44,037)
Cash and cash equivalents and restricted cash, beginning of period	587	9,145	53,182
Cash and cash equivalents and restricted cash, end of period	$953	$587	$9,145

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$760	$-	$-
Common stock distributed	-	-	1,720
Common stock issued in-kind	-	2,600	13,239
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$196	$162	$27
Cash paid for interest	10,094	9,355	9,230

(1)
Purchases of investments and proceeds from sales of investments include $48,049 of investments contributed in kind to its formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities to the total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$953	$587	$9,132
Restricted cash	-	$-	$13
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$953	$587	$9,145

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2	1M SOFR + 7.75%, 8.50% Floor (13.21%)	09/21/2022	11/24/2028	1,625	1,516	1,518
ADS Tactical, Inc. 621 Lynnhaven Parkway Suite 160 Virginia Beach, VA 23452	Defense	1st Lien, Secured Loan	2	1M SOFR + 5.75%, 6.75% Floor (11.22%)	11/28/2023	03/19/2026	1,971	1,957	1,945
American Coastal Insurance Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	15,000	8,082	12,975
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	10	7.75%	03/28/2019	06/15/2025	3,950	3,453	3,719
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 9	8.25%	02/04/2022	10/31/2026	4,671	4,232	3,958
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	9	n/a	08/18/2022	n/a	140,000	3,337	3,870	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2	3M SOFR + 6.00%, 6.75% Floor (11.63%)	02/06/2023	05/07/2028	4,818	3,595	4,150
Coreweave Compute Acquisition Co. II, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2	3M SOFR + 8.75%, 8.75% Floor (14.13%)	07/31/2023	07/31/2028	7,472	7,344	7,342
CSC Serviceworks 35 Pinelawn Road, Suite 120 Melville, NY 11747	Consumer Services	1st Lien, Secured Loan	2	3M SOFR + 4.00%, 4.75% Floor (9.62%)	09/26/2023	03/04/2028	1,990	1,734	1,742
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	9	n/a	08/18/2022	n/a	305,315	3,236	2,900	*
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2	6M SOFR + 8.50%, 9.50% Floor (14.38%)	03/24/2021	03/30/2028	12,545	12,215	12,330
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	6M SOFR + 5.00%, 6.00% Floor (10.88%)	06/09/2023	03/30/2027	4,962	4,837	4,931
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2	6M SOFR + 5.25%, 6.00% Floor (10.86%)	11/04/2022	11/01/2028	4,937	4,018	4,817
Florida Marine, LLC 2360 5th Street Mendeville, LA 70471	Shipping	1st Lien, Secured Loan	2, 6	1M SOFR + 9.48%, 11.48% Floor (14.95%)	03/17/2023	03/17/2028	6,415	6,256	6,371
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M SOFR + 8.00%, 9.50% Floor (13.45%)	07/29/2021	06/30/2027	5,971	6,000	5,971
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 5, 6	13.00%	09/01/2023	06/30/2026	28,733	28,733	28,733
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 5, 6	n/a	09/01/2023	n/a	87,500	17,567	17,477	87.50%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Greenfire Resources Ltd. 205 5th Avenue SW, Suite 1900 Calgary, AB T2P 2V7 Canada	Oil & Gas Exploration & Production	1st Lien, Secured Bond	9	12.00%	09/13/2023	10/01/2028	6,500	6,375	6,456
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan A	2, 6	3M SOFR + 4.50%, 5.50% Floor (10.14%)	08/10/2022	08/10/2027	323	319	324
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 9.08%, 10.08% Floor (14.73%)	08/10/2022	08/10/2027	4,931	4,816	5,029
Lenders Funding, LLC 9345 Terresina Dr. Naples, FL 34119	Specialty Finance	1st Lien, Secured Revolver	2, 6, 9	Prime + 1.25%, 1.25% Floor (9.75%)	09/20/2021	01/31/2024	10,000	6,112	6,112
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond	10	9.00%	05/17/2022	07/01/2028	2,500	2,092	2,390
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2	3M SOFR + 7.00%, 8.00% Floor (12.61%)	06/30/2021	07/15/2027	2,831	2,783	2,007
Manchester Acquisition Sub, LLC 251 Little Falls Drive, Wilmington, DE 19808	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.75%, 6.50% Floor (11.28%)	09/26/2023	11/01/2026	4,436	4,004	3,970
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2	3M SOFR + 7.50%, 8.50% Floor (13.15%)	11/16/2021	09/03/2026	5,849	5,731	4,252
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 9	3M SOFR + 12.50%, 14.50% Floor (17.84%), (12.84% cash + 5.00% PIK)	04/06/2023	04/06/2026	4,935	4,821	3,567
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Warrants	6, 8, 9	n/a	04/06/2023	n/a	1,078,899	-	-	*
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (19.25%), (8.25% cash + 11.00% PIK)	09/30/2022	09/30/2027	9,444	9,222	9,331
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	1,449
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	701	2.56%
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M SOFR + 7.00%, 8.00% Floor (12.46%)	11/13/2020	11/13/2024	1,044	1,044	979
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	88	5.05%
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien Secured Bond	2, 9	3M SOFR + 7.25%, 8.25% Floor (12.86%)	12/27/2023	01/23/2029	7,000	6,930	6,930

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	3M SOFR + 4.50%, 4.50% Floor (10.11%)	01/29/2019	06/14/2024	10,000	9,998	9,001
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	2, 6	3M SOFR + 9.50%, 10.50% Floor (15.14%)	05/20/2019	12/20/2025	8,000	7,976	4,731
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (17.46%), (11.46% cash + 6.00% PIK)	02/24/2021	02/24/2025	1,974	1,974	1,930
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (21.46%)	01/31/2023	02/24/2025	598	598	598
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	913	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	1st Lien, Secured Loan	2	1M SOFR + 4.00%, 4.75% Floor (9.47%)	06/21/2023	03/16/2027	1,981	1,950	1,982
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	8, 9, 11	n/a	01/01/2023	n/a	2,379,875	2,380	3,051
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		9.00%	10/19/2021	10/15/2026	2,000	1,905	1,996
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	54	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	1M SOFR + 12.95%, 13.95% Floor (18.42%), (9.42% cash + 9.00% PIK)	09/30/2021	09/29/2026	7,864	7,788	7,852
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	1M SOFR + 12.95%, 13.95% Floor (18.42%), (9.42% cash + 9.00% PIK)	09/30/2021	09/29/2026	3,032	2,995	2,821
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	810	1.50%
Vantage Specialty Chemicals, Inc. 1751 Lake Cook Rd., Suite 550 Deerfield, IL 60015	Chemicals	1st Lien, Secured Loan	2	1M SOFR + 4.75%, 5.25% Floor (10.11%)	03/03/2023	10/26/2026	2,960	2,888	2,845
Vi-Jon 8800 Page Avenue St. Louis, MO 63114	Consumer Products	1st Lien, Secured Loan	2	1M SOFR + 8.00%, 10.50% Floor (13.47%)	12/28/2023	12/28/2028	9,000	8,730	8,730
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	9	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,964

Total Investments excluding Short-Term Investments (233.56% of Net Assets)								239,349	230,612
Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	10/26/2023	n/a	10,806,959	10,807	10,807
Total Short-Term Investments (10.95% of Net Assets)								10,807	10,807
TOTAL INVESTMENTS (244.51% of Net Assets)			12					$250,156	$241,419
Other Liabilities in Excess of Net Assets (144.51% of Net Assets)									$(142,680)
NET ASSETS									$98,739

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 5.38%. The one-month (“1M”) SOFR as of period end was 5.35%. The three-month (“3M”) SOFR as of period end was 5.33%. The six-month (“6M”) SOFR as of period end was 5.16%. The prime rate as of period end was 8.50%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of December 31, 2023, the Avation Capital SA secured bond, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 16.97% were non-qualifying assets as of period end.
(10)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(11)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(12)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,715; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $11,273; the net unrealized depreciation was $2,441; the aggregate cost of securities for Federal income tax purposes was $238,978.

* Represents less than 1%.

As of December 31, 2023, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$200,748	203.31%
Equity/Other	29,864	30.25%
Short-Term Investments	10,807	10.95%
Total	$241,419	244.51%

As of December 31, 2023, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$227,438	230.35%
Canada	6,456	6.54%
Europe	3,958	4.01%
Australia	3,567	3.61%
Total	$241,419	244.51%

As of December 31, 2023, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$52,322	52.99%
Chemicals	27,023	27.37%
Consumer Products	20,211	20.47%
Transportation Equipment Manufacturing	17,261	17.48%
Insurance	16,026	16.23%
Internet Media	13,732	13.91%
Shipping	11,724	11.87%
Oil & Gas Exploration & Production	11,420	11.57%
Metals & Mining	9,538	9.66%
Technology	7,342	7.44%
Food & Staples	7,199	7.29%
Energy Services	6,930	7.02%
Closed-End Fund	6,770	6.86%
Casinos & Gaming	4,252	4.31%
Aircraft	3,958	4.01%
Industrial	3,719	3.77%
Restaurants	3,441	3.48%
Apparel	2,007	2.03%
Energy Midstream	1,996	2.02%
Defense	1,945	1.97%
Consumer Services	1,742	1.76%
Retail	54	0.05%
Short-Term Investments	10,807	10.95%
Total	$241,419	244.51%

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
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), prime rate (“Prime”), or Secured Overnight Financing Rate (“SOFR”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The one month (“1M”) LIBOR as of period end was 4.39%. The three month (“3M”) LIBOR as of period end was 4.77%. The six month (“6M”) LIBOR as of period end was 5.14%. The prime rate as of period end was 7.50%. The SOFR as of period end was 4.30%.
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
(6)
Investments classified as Level 3 whereby fair value was determined by the Company’s board of directors (the “Board”) .
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

Certain prior period amounts have been reclassified to conform to current period presentation.

Retroactive Adjustments for Reverse Stock Split. The outstanding shares and per share amounts of the Company’s common stock in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for the reverse stock split effected on February 28, 2022 for all periods presented.

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s formerly wholly-owned subsidiaries, Great Elm Specialty Finance, LLC and TFC-SC Holdings, LLC; both of which are no longer consolidated as of December 31, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

Interest income received as paid-in-kind (“PIK”) is reported separately in the Consolidated Statements of Operations. Income is included as PIK if the instrument solely provides for settlement in kind. In the event that the borrower can settle in kind or via cash payment, the income is not included as PIK until the borrower elects to pay in kind and the payment is received by the Company. In the event there is a lesser cash rate in a PIK toggle instrument, income is accrued at the lesser cash rate until the coupon is paid in kind and such larger payment is received by the Company.

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

The Company has accrued $287, $252 and $48 of excise tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, the Company, for federal income tax purposes, had capital loss carryforwards of $193,501 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2023 $40,819 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2023, $16,815 are short-term and $176,686 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2020 through 2023), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTIES

Investment Management Agreement. The Company has an investment management agreement (the “Investment Management Agreement”) with GECM. Beginning on November 4, 2016, the Company began accruing for GECM’s fees for its services under the Investment Management Agreement. This fee consists of two components: a base management fee and an incentive fee. Effective August 1, 2022, upon receiving approval from the Company’s stockholders, the Company and GECM amended the Investment Management Agreement to reset the Capital Gains Incentive Fee to begin on April 1, 2022, which eliminated $163.2 million of historical realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the Income Incentive Fee was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022.

The Company’s Chief Executive Officer and President is also a portfolio manager for GECM, as well as a Managing Director of Imperial Capital Asset Management, LLC. The Company’s Chief Compliance Officer is also the chief compliance officer and general counsel of GECM, and the president of GEG. The Company’s Chief Financial Officer is also the chief financial officer of GEG.

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

For the years ended December 31, 2023, 2022 and 2021, management fees amounted to $3,539, $3,205 and $3,182, respectively. As of December 31, 2023 and 2022, $887 and $850 remained payable, respectively.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred Income Incentive Fees of $3,132, $565 and $(4,323), respectively. As of December 31, 2023 and 2022, $1,431 and $565 of Income Incentive Fees, respectively remained payable and $764 was immediately payable after calculating the total return requirement. These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above. For the years ended December 31, 2023, 2022 and 2021, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the years ended December 31, 2023, 2022 and 2021, the Company incurred expenses under the Administration Agreement of $1,522, $938 and $673, respectively. As of December 31, 2023 and 2022, $308 and $188, remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2023:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$78,054	$122,693	$200,747
Equity/Other	6,770	-	20,044	26,814
Short Term Investments	10,807	-	-	10,807
Total	$17,577	$78,054	$142,737	238,368
Investment measured at net asset value(1)				3,051
Total Investments, at fair value				$241,419

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2022:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$80,622	$104,333	$184,955
Equity/Other	7,958	-	32,044	40,002
Short Term Investments	76,127	-	-	76,127
Total investment assets	$84,085	$80,622	$136,377	$301,084

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2023
Debt	$104,333	$(8,858)	$127,395	$(5,910)	$6,253	$(100,885)	$365	$122,693
Equity/Other	32,044	-	19,191	(3,273)	2,962	(30,880)	-	20,044
Total investment assets	$136,377	$(8,858)	$146,586	$(9,183)	$9,215	$(131,765)	$365	$142,737

The following is a reconciliation of Level 3 assets for the year ended December 31, 2022:

Level 3	Beginning Balance as of January 1, 2022	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2022
Debt	$104,936	$(6,311)	$66,461	$(60,207)	$45,325	$(46,314)	$443	$104,333
Equity/Other	49,088	-	12,538	(69,384)	61,476	(21,674)	-	32,044
Total investment assets	$154,024	$(6,311)	$78,999	$(129,591)	$106,801	$(67,988)	$443	$136,377

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
(2)
The net change in unrealized appreciation/(depreciation) relating to Level 3 assets still held at December 31, 2023 totaled $(2,538) consisting of the following: $(2,178) related to debt investments and $(360) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2022 totaled $(19,811) consisting of the following: $(11,792) related to debt investments and $(8,019) related to equity/other.

Two investments with an aggregate fair value of $8,858 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2023.

Two investments with an aggregate fair value of $6,311 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2022.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2023 and 2022, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$69,579	Income Approach	Discount Rate	8.77% - 56.16% (18.31%)
	28,733	Recent Transaction
	9,268	Market Approach	Earnings Multiple	0.50 - 8.75 (1.95)
	9,001	Income Approach	Implied Yield	3.24% - 18.59% (10.92%)
	6,112	Asset Recovery / Liquidation(3)
Total Debt	$122,693

Equity/Other	$17,477	Recent Transaction
	2,513	Market Approach	Earnings Multiple	0.10 - 8.75 (4.92)
	54	Asset Recovery / Liquidation(3)
Total Equity/Other	$20,044

As of December 31, 2022
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$65,570	Income Approach	Discount Rate	9.39% - 33.61% (17.55%)
	20,687	Market Approach	Earnings Multiple	0.25 - 9.50 (4.20)
	4,945	Income Approach	Implied Yield	3.95% - 26.49% (15.80%)
	4,883	Broker Quotes		80.00% - 85.00% (82.50%)
	4,375	Recent Transaction
	3,000	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	873	Asset Recovery / Liquidation(3)
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Debt	$104,333

Equity/Other	$11,638	Income Approach	Discount Rate	24.00% - 26.00% (25.00%)
		Market Approach	Earnings Multiple	4.00 - 5.00 (4.50)
	11,044	Market Approach	Earnings Multiple	0.12 - 8.50 (4.07)
	4,982	Income Approach	Discount Rate	19.07% - 19.07% (19.07%)
	5	Asset Recovery / Liquidation(3)
	4,375	Recent Transaction
	-	Options Pricing Model	Volatility and Risk Free Rate	20.00% and 4.49%
Total Equity/Other	$32,044
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

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of December 31, 2023, there were no borrowings outstanding under the revolving line.

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

On August 16, 2023, the Company issued $40,000 in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”).

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCM Notes, GECCO Notes and GECCZ Notes will mature on January 31, 2025, June 30, 2026 and September 30, 2028,

respectively. The GECCM Notes and GECCO Notes are currently callable at the Company’s option and the GECCZ Notes can be called on or after September 30, 2025. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

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

As of December 31, 2023, the Company’s asset coverage ratio was approximately 169.0%.

As of December 31, 2023 and 2022, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2023, 2022 and 2021, the components of interest expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$10,115	$9,378	$8,927
Amortization of acquisition premium	1,268	1,312	1,501
Acquisition discount expensed at time of redemption	359	-	-
Total	$11,742	$10,690	$10,428
Weighted average interest rate(1)	7.75%	7.32%	7.59%
Average outstanding balance	$151,471	$146,070	$137,336
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

	December 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCO Notes	57,500	57,500	56,792
Unsecured Debt - GECCZ Notes	40,000	40,000	40,224
Total	$143,110	$143,110	$142,809

	December 31, 2022
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,081
Unsecured Debt - GECCN Notes	42,823	42,823	42,686
Unsecured Debt - GECCO Notes	57,500	57,500	54,510
Total	$145,933	$145,933	$142,277

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2023, the Company had approximately $8,863 in unfunded loan commitments to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2023 are included in the Company’s Consolidated Statements of Assets and Liabilities and the corresponding Consolidated Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. In June 2023, the Court granted in part and denied in part defendants' motion to dismiss. The parties are currently involved in pre-trial discovery on the surviving claims.

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

9. TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Distributions paid from:
Ordinary income	$11,403	$13,023	$9,743
Net long term capital gains	-	-	-
Total taxable distributions	$11,403	$13,023	$9,743

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2023	2022	2021
Undistributed ordinary income, net	$5,928	$3,534	$4,797
Capital loss carryforwards	(193,501)	(185,737)	(62,971)
Total undistributed earnings	(187,573)	(182,203)	(58,174)
Unrealized earnings (losses), net	2,441	(17,171)	(112,846)
Total accumulated earnings (losses), net(1)	$(185,132)	$(199,374)	$(171,020)
(1)
Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2023	2022
Tax cost	$238,978	$318,255

Gross unrealized appreciation	13,715	2,230
Gross unrealized depreciation	(11,273)	(19,401)
Net unrealized appreciation (depreciation) on investments	$2,441	$(17,171)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company's and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of partnership income and defaulted bonds.

	As of December 31,
(in thousands)	2023	2022
Paid-in capital in excess of par	$(312)	$(252)
Accumulated undistributed net investment income	1,254	(2,737)
Accumulated net realized gain (loss)	(942)	2,989

At December 31, 2023, the Company, for federal income tax purposes, had capital loss carryforwards of $193,501 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Modernization Act was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2023, $40,819 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2023, $16,815 are short-term and $176,686 are long term.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2020 through 2023), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$11.16	$16.63	$20.74	$51.81	$62.02
Net investment income	1.65	1.67	3.02	3.22	6.40
Net realized gains (loss)	(0.62)	(20.16)	(2.37)	(4.39)	0.76
Net change in unrealized appreciation (depreciation)	2.30	16.00	(3.17)	(13.24)	(11.58)
Net increase (decrease) in net assets resulting from operations	3.33	(2.49)	(2.52)	(14.41)	(4.42)
Issuance of common stock	-	(1.03)	0.81	(10.66)	-
Accretion from share buybacks	-	-	-	-	0.51
Distributions declared from net investment income(2)	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)
Net decrease resulting from distributions to common stockholders	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)
Net asset value, end of period	$12.99	$11.16	$16.63	$20.74	$51.81
Per share market value, end of period	$10.65	$8.29	$18.48	$21.60	$46.68

Shares outstanding, end of period	7,601,958	7,601,958	4,484,278	3,838,242	1,677,114
Total return based on net asset value(3)	30.98%	(22.17)%	(8.03)%	(49.51)%	(4.64)%
Total return based on market value(3)	50.53%	(46.53)%	(1.27)%	(39.98)%	15.17%

Ratio/Supplemental Data:
Net assets, end of period	$98,739	$84,809	$74,556	$79,615	$86,889
Ratio of total expenses to average net assets before waiver (4)	24.92%	22.14%	14.69%	25.84%	16.46%
Ratio of total expenses to average net assets after waiver (4),(5)	24.92%	16.43%	14.69%	25.84%	16.46%
Ratio of incentive fees to average net assets(4)	3.35%	0.66%	(4.91)%	1.68%	2.80%
Ratio of net investment income to average net assets(4),(5)	13.42%	12.30%	14.02%	11.77%	11.18%
Portfolio turnover	98%	53%	66%	64%	81%
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

(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2023, 2022, 2021, 2020 and 2019 average net assets were $93,441, $85,029, $87,975, $60,884, and $97,791, respectively.
(5)
Ratio for the year ended December 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

11. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2023 represented 1% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2023 represented 47% of the Company’s net assets.

Fair value as of December 31, 2023 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2023
Issue(1)	Fair value at December 31, 2022	Gross Additions(2) (5)	Gross Reductions(3) (6)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2023	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	896	-	11	-	94	979	128	-	-
Common Equity (5% of class)	408	-	-	-	(320)	88	-	-	-
	1,304	-	11	-	(226)	1,067	128	-	-
Totals	$1,304	$-	$11	$-	$(226)	$1,067	$128	$-	$-

Controlled Investments
Great Elm Healthcare Financing, LLC
Subordinated Note	4,375	1,400	5,775	-	-	-	349	-	-
Equity (88% of class)	4,375	1,400	5,775	-	-	-	-	-	-
	8,750	2,800	11,550	-	-	-	349	-	-
Lenders' Funding, LLC
Subordinated Note	10,000	-	10,000	-	-	-	385	-	-
Revolver	1,555	7,439	8,994	-	-	-	31	-	-
Equity (63% of class)	2,205	-	250	(7,000)	5,045	-	-	-	-
	13,760	7,439	19,244	(7,000)	5,045	-	416	-	-

Prestige Capital Finance, LLC
Subordinated Note	3,000	-	3,000	-	-	-	237	-	-
Equity (80% of class)	11,638	-	13,457	5,671	(3,852)	-	-	-	1,316
	14,638	-	16,457	5,671	(3,852)	-	237	-	1,316

Sterling Commercial Credit, LLC
Subordinated Note	8,500	233	8,733	-	-	-	634	-	-
Equity (80% of class)	6,262	225	5,936	(2,132)	1,581	-	-	-	-
	14,762	458	14,669	(2,132)	1,581	-	634	-	-

Great Elm Specialty Finance
Subordinated Note	-	30,733	2,000	-	-	28,733	1,274	-	-
Equity (87.5% of class)	-	17,567	-	-	(90)	17,477	-	-	1,015
	-	48,300	2,000	-	(90)	46,210	1,274	-	1,015
Totals	$51,910	$58,997	$63,920	$(3,461)	$2,684	$46,210	$2,910	$-	$2,331

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
(6)
In July 2023, the Company sold its equity investment in Lenders Funding, LLC (“Lenders Funding”) to the minority member and the outstanding balance of the subordinated note was fully repaid. As a result of the equity sale, Lenders Funding is no longer considered a controlled investment and the outstanding revolver balance has been included in gross reductions in the table above and related income for the period from the date of the equity sale through December 31, 2023 has not been included in interest income from controlled investments.

On September 1, 2023, the Company contributed investments in certain of its operating company subsidiaries and other specialty finance assets to its formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF. These included the Company's investments in the equity and subordinated debt of GEHF, Prestige and Sterling, which were formerly controlled investments as defined by the Investment Company Act. In addition, the Company contributed its investments in the Coreweave Compute Acquisition Co. II, LLC delayed draw term loan, Enservco/Heat Waves term loan, ITP Live Production Group term loan, and PIRS Capital, LLC term loan. In connection with these contributions, a strategic investor purchased approximately 12.5% of the equity interests and subordinated indebtedness in GESF. Through its subsidiaries, GESF provides a variety of financing options along a “continuum of lending” to middle-market borrowers, including receivables factoring, asset-based and asset-backed lending, lender finance and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries.

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that one portfolio company, GESF, is a significant subsidiary for the twelve months ended December 31, 2023 under at least one of the conditions of S-X Rule 1-02(w). Accordingly, unaudited financial information as of and for the twelve months ended December 31, 2023 has been included as follows:

Balance Sheet	As of December 31, 2023
Current assets	52,435
Noncurrent assets	3,669
Total Assets	56,104

Current liabilities	1,660
Noncurrent liabilities	34,454
Total Liabilities	36,114

Net Equity	19,990

Statement of Operations	For the twelve months ended December 31, 2023
Gross revenues	435
Other income (expense)	348
Net profit from operations	783

Fair value as of December 31, 2022 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2022
Issue(1)	Fair value at December 31, 2021	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2022	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
Avanti Communications Group PLC
1.125 Lien, Secured Loan	$3,622	$142	$4,552	$-	$788	$-	$45	$-	$-
1.25 Lien, Secured Loan	649	41	1,339	-	649	-	13	-	-
1.5 Lien, Secured Loan	3,866	-	-	(10,754)	6,888	-	-	-	-
2nd Lien, Secured Bond	-	-	-	(49,370)	49,370	-	-	-	-
Common Equity (9% of class)	-	-	-	(50,660)	50,660	-	-	-	-
	8,137	183	5,891	(110,784)	108,355	-	58	-	-

PFS Holdings Corp.
1st Lien, Secured Loan	922	-	10	-	(16)	896	97	-	-
Common Equity (5% of class)	1,802	-	-	-	(1,394)	408	-	-	-
	2,724	-	10	-	(1,410)	1,304	97	-	-
Totals	$10,861	$183	$5,901	$(110,784)	$106,945	$1,304	$155	$-	$-

Controlled Investments
Great Elm Healthcare Financing, LLC
Subordinated Note	-	4,375	-	-	-	4,375	65	-	-
Equity (88% of class)	-	4,375	-	-	-	4,375	-	-	-
	-	8,750	-	-	-	8,750	65	-	-
Lenders' Funding, LLC
Subordinated Note	10,000	-	-	-	-	10,000	907	-	-
Revolver	1,933	4,356	4,734	-	-	1,555	124	-	-
Equity (63% of class)	7,309	-	-	-	(5,104)	2,205	-	-	459
	19,242	4,356	4,734	-	(5,104)	13,760	1,031	-	459

Prestige Capital Finance, LLC
Subordinated Note	6,000	2,000	5,000	-	-	3,000	266	-	-
Equity (80% of class)	11,843	320	-	-	(525)	11,638	-	-	2,080
	17,843	2,320	5,000	-	(525)	14,638	266	-	2,080

Sterling Commercial Credit, LLC
Subordinated Note	-	8,500	-	-	-	8,500	622	-	-
Equity (80% of class)	-	7,843	-	-	(1,581)	6,262	-	-	-
	-	16,343	-	-	(1,581)	14,762	622	-	-
Totals	$37,085	$31,769	$9,734	$-	$(7,210)	$51,910	$1,984	$-	$2,539
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

The Board set distributions for the quarter ending March 31, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.

On February 8, 2024, the Company entered into a Share Purchase Agreement with Great Elm Strategic Partnership I, LLC (“GESP”), a special purpose vehicle, by which the Company issued 1,850,424 shares of common stock equivalent to $24 million that was purchased by GESP.