Form 10-Q
period 2024-03-31
Great Elm Capital Corp.
filed 2024-05-02
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
6.75% Notes due 2025	GECCM	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market
8.75% Notes due 2028	GECCZ	Nasdaq Global Market
8.50% Notes due 2029	GECCI	Nasdaq Global Market

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

As of April 25, 2024, the registrant had 9,452,382 shares of common stock, $0.01 par value per share, outstanding.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses. To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion. We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity‑linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

On September 1, 2023, we contributed investments in certain of our operating company subsidiaries and other specialty finance assets to our formerly wholly owned subsidiary, Great Elm Specialty Finance, LLC (“GESF”) in exchange for equity and subordinated indebtedness in GESF. In connection with this contribution, a strategic investor purchased approximately 12.5% of the equity interests and subordinated indebtedness in GESF. Through its subsidiaries, GESF provides a variety of financing options along a “continuum of lending” to middle-market borrowers including, receivables factoring, asset-based and asset-backed lending, lender finance, and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries. We currently own approximately 87.5% of GESF.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2023 and the three months ended March 31, 2024:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
Quarter ended September 30, 2023	80,915	(87,268)	13.36%
Quarter ended December 31, 2023	68,813	(75,152)	13.77%
For the Year Ended December 31, 2023	$226,063	$(235,570)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
For the Three Months Ended March 31, 2024	$64,584	$(29,289)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2024 and the year ended December 31, 2023. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2024	For the Year Ended December 31, 2023
Beginning Investment Portfolio, at fair value	$230,612	$224,957
Portfolio Investments acquired(1)	64,584	226,063
Amortization of premium and accretion of discount, net	604	2,375
Portfolio Investments repaid or sold(2)	(29,289)	(235,570)
Net change in unrealized appreciation (depreciation) on investments	(6,007)	17,485
Net realized gain (loss) on investments	2,356	(4,698)
Ending Investment Portfolio, at fair value	$262,860	$230,612
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$44,586	16.97%	$52,322	22.69%
Chemicals	24,192	9.20%	27,023	11.72%
Transportation Equipment Manufacturing	22,735	8.65%	17,261	7.49%
Consumer Products	20,574	7.83%	20,211	8.76%
Insurance	20,012	7.61%	16,026	6.95%
Food & Staples	12,645	4.81%	7,199	3.12%
Technology	12,625	4.80%	7,342	3.18%
Shipping	12,556	4.78%	11,724	5.08%
Oil & Gas Exploration & Production	11,906	4.53%	11,420	4.95%
Structured Finance	10,840	4.12%	-	-%
Closed-End Fund	10,409	3.96%	6,770	2.94%
Metals & Mining	10,257	3.90%	9,538	4.14%
Internet Media	9,852	3.75%	13,732	5.95%
Energy Services	6,712	2.55%	6,930	3.01%
Defense	5,915	2.25%	1,945	0.84%
Energy Midstream	4,025	1.53%	1,996	0.87%
Aircraft	3,994	1.52%	3,958	1.72%
Industrial	3,936	1.50%	3,719	1.61%
Casinos & Gaming	3,893	1.48%	4,252	1.84%
Restaurants	3,465	1.32%	3,441	1.49%
Apparel	2,062	0.78%	2,007	0.87%
Consumer Services	1,831	0.70%	1,742	0.76%
Telecommunications	1,809	0.69%	-	-%
Retail	1,055	0.40%	54	0.02%
Electronics Manufacturing	974	0.37%	-	-%
Total	$262,860	100.00%	$230,612	100.00%

Results of Operations

Investment Income

	For the Three Months Ended March 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$8,909	$1.03	$8,410	$1.11
Interest income	7,581	0.88	6,630	0.87
Dividend income	771	0.09	934	0.13
Other commitment fees	525	0.06	802	0.11
Other income	32	0.00	44	0.00
(1)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.
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

Interest income increased for the three months ended March 31, 2024 as compared to the corresponding period in the prior year primarily due to growth of the portfolio and rising interest rates. As of March 31, 2024, the debt investment portfolio had an average coupon rate of 12.6% on approximately $218.0 million of principal as compared to 11.8% on approximately $204.2 million of principal as of March 31, 2023, excluding positions on non-accrual in each period.

Dividend income for the three months ended March 31, 2024 decreased as compared to the three months ended March 31, 2023 due to exits from certain preferred equity positions and lower distributions from our investments in specialty finance portfolio companies.

Other commitment fees decreased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 attributable to exits from positions with revolver commitments.

Expenses

	For the Three Months Ended March 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$5,711	$0.66	$5,543	$0.73
Management fees	940	0.11	869	0.11
Incentive fees	798	0.09	710	0.09
Total advisory and management fees	$1,738	$0.20	$1,579	$0.20
Administration fees	385	0.04	295	0.04
Directors’ fees	54	0.01	52	0.01
Interest expense	2,807	0.33	2,821	0.38
Professional services	388	0.05	536	0.07
Custody fees	36	0.00	22	0.00
Other	303	0.03	238	0.03
Income Tax Expense
Excise tax	5	0.00	28	0.00
(1)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.
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

Incentive fees increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to increased pre-incentive net investment income over the same periods.

Management fees increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments. Administration fees increased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to increased allocation of personnel costs as a result of additional resource time spent on GECC matters.

Professional services costs decreased for the three months ended March 31, 2024 as compared to the corresponding period in the prior year, primarily due to decreased legal expenses associated with specific transaction matters which have been partially offset by general rate increases for professional services including legal and accounting costs.

Interest expense decreased for the three months ended March 31, 2024 as compared to the corresponding period in the prior year due to the Revolver (as defined below) which had a $1.7 million average outstanding balance during the quarter ended March 31, 2024 compared to an average outstanding balance of $8.4 million during the quarter ended March 31, 2023.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$2,356	$0.27	$1,845	$0.24
Gross realized gain	2,369	0.27	1,902	0.25
Gross realized loss	(13)	0.00	(57)	(0.01)
(1)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.

Realized gain for the three months ended March 31, 2024 includes $0.9 million in gains from the partial sale of our investment in Blackstone Secured Lending common equity and $0.8 million in gains from the partial sale of our investment in American Coastal Insurance Corp. Realized losses for the three months ended March 31, 2024 resulted from the partial sale of our investment in Eagle Point Credit Company common equity.

During the three months ended March 31, 2023, net realized gains were primarily driven by sales of our investments in Crestwood Equity Partners, LP (“Crestwood”) preferred equity, ANGUS Chemical Company first lien secured loan, and Forum Energy Technologies, Inc. first lien secured convertible bond resulting in realized gain of $0.7 million, $0.2 million, and $0.1 million, respectively. In addition, the paydowns of our investments in Par Petroleum, LLC first lien secured loans and W&T Offshore, Inc. second lien secured bond resulted in realized gains of $0.4 million and $0.2 million, respectively.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(6,007)	$(0.69)	$3,476	$0.46
Unrealized appreciation	2,816	0.33	7,465	0.98
Unrealized depreciation	(8,823)	(1.02)	(3,989)	(0.52)
(1)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three months ended March 31, 2023.

For the three months ended March 31, 2024, unrealized appreciation was primarily due to increases in fair value on our investments in NICE-PAK Products, Inc. warrants and Greenfire Resources Ltd. first lien secured bond of $0.8 million and $0.5 million respectively. Unrealized depreciation for the three months ended March 31, 2024 was primarily due to decreases in fair value on our investments in Research Now Group, Inc. (“Research Now”) of $3.9 million, GESF common equity of $1.6 million, and PFS Holdings Corp. (“PFS”) of $0.9 million. The mark downs on our investments in Research Now are due to a slowdown in the demand for their services from a weak mergers and acquisitions environment leading to balance sheet restructuring discussions and PFS are due to poor performance; both investments were originated by prior management. The decrease in fair value on GESF was attributable to weaker than planned new deal originations at the beginning of the year.

Net unrealized appreciation for the three months ended March 31, 2023 is primarily due to increases in fair value of our investments in United Insurance Holding Corp. unsecured bonds and Prestige Capital Finance, LLC common equity of $3.0 million and $0.8 million, respectively. This unrealized appreciation was partially offset by unrealized depreciation due to decreases in fair value of our investment in Maverick Gaming, LLC first lien secured loan and First Brands, Inc. second lien secured loan of $0.9 million and $0.8 million, respectively.

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

As of March 31, 2024, we had approximately $0.3 million of cash and cash equivalents and approximately $8.3 million of money market fund investments at fair value. As of March 31, 2024, we had investments in 45 debt instruments across 39 companies, totaling approximately $213.2 million at fair value and 13 equity investments in 12 companies, with an aggregate fair value of approximately $49.6 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2024, there were no unfunded loan commitments to provide debt financing to certain of our portfolio companies.

For the three months ended March 31, 2024, net cash used for operating activities was approximately $25.4 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $29.4 million, reflecting payments for additional investments of $56.9 million, offset by proceeds from principal repayments and sales of $27.5 million. Such amounts include draws and repayments on investments in revolving credit facilities.

For the three months ended March 31, 2024, net cash provided by financing activities was $24.8 million, consisting of $23.8 million in proceeds from our issuance of shares of our common stock, net of related expenses, $5.0 million in borrowings on the revolving credit facility and $4.1 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of March 31, 2024 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,610	45,610	-	-	-
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
Revolving Credit Facility	5,000	-	-	5,000	-
Total	$148,110	$45,610	$57,500	$45,000	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of March 31, 2024, there were $5.0 million in borrowings outstanding under the revolving line.

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

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of March 31, 2024 is $45.6 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of March 31, 2024 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of March 31, 2024 is $40.0 million.

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

As of March 31, 2024, our asset coverage ratio was approximately 180.2%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 26.1% premium to NAV and as low as a 40.4% discount to NAV.

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2024
Second Quarter (through April 25, 2024)	N/A	$10.91	$10.08	--	--	--
First Quarter	12.57	$11.10	$10.22	(11.7)%	(18.7)%	$0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
(1)
High and low closing sales prices for the first quarter in the fiscal year ending December 31, 2022 have been adjusted retroactively for the reverse stock split effected on February 28, 2022.
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

The last reported closing price for our common stock on April 25, 2024 was $10.35 per share. As of April 25, 2024, we had 9 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2022:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35

Recent Developments

Our board set the distribution for the quarter ending June 30, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”) with an underwriters’ over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the GECCI Notes. The underwriters exercised their over-allotment option in full, and on April 25, 2024, we issued an additional $4.5 million in aggregate principal amount of the GECCI Notes.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2024, approximately $164.4 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 35 debt investments were at variable rates, representing approximately $66.6 million and $164.4 million in principal debt, respectively. As of December 31, 2023, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $68.2 million and $148.9 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of March 31, 2024. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,543
2.00%	3,028
1.00%	1,514
(1.00)%	(1,514)
(2.00)%	(3,028)
(3.00)%	(4,543)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of March 31, 2024, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1

Share Purchase Agreement, dated February 8, 2024, by and between Great Elm Capital Corp. and Great Elm Strategic Partnership I, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2024)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of assets and liabilities, (ii) consolidated statements of operations, (iii) consolidated statements of changes in net assets, (iv) consolidated statements of cash flows, (v) consolidated schedules of investments, and (vi) related notes to the consolidated financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in inline XBRL (included as Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: May 2, 2024	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: May 2, 2024	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $217,882 and $179,626, respectively)	$218,060	$183,335
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $8,335 and $10,807, respectively)	8,335	10,807
Affiliated investments, at fair value (amortized cost of $13,420 and $13,423, respectively)	214	1,067
Controlled investments, at fair value (amortized cost of $46,300 and $46,300, respectively)	44,586	46,210
Total investments	271,195	241,419

Cash and cash equivalents	334	953
Receivable for investments sold	2,595	840
Interest receivable	3,827	2,105
Dividends receivable	763	1,001
Due from portfolio company	38	37
Deferred financing costs	311	335
Prepaid expenses and other assets	64	135
Total assets	$279,127	$246,825

Liabilities
Notes payable (including unamortized discount of $2,641 and $2,896, respectively)	$140,469	$140,214
Revolving credit facility	5,000	-
Payable for investments purchased	10,411	3,327
Interest payable	37	32
Accrued incentive fees payable	1,466	1,431
Distributions payable	-	760
Due to affiliates	1,560	1,195
Accrued expenses and other liabilities	1,389	1,127
Total liabilities	$160,332	$148,086

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 9,452,382 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$94	$76
Additional paid-in capital	307,599	283,795
Accumulated losses	(188,898)	(185,132)
Total net assets	$118,795	$98,739
Total liabilities and net assets	$279,127	$246,825
Net asset value per share	$12.57	$12.99

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,987	$5,476
Non-affiliated, non-controlled investments (PIK)	630	449
Affiliated investments	33	30
Controlled investments	931	442
Controlled investments (PIK)	-	233
Total interest income	7,581	6,630
Dividend income from:
Non-affiliated, non-controlled investments	386	318
Controlled investments	385	616
Total dividend income	771	934
Other commitment fees from non-affiliated, non-controlled investments	525	802
Other income from:
Non-affiliated, non-controlled investments	32	44
Total other income	32	44
Total investment income	$8,909	$8,410

Expenses:
Management fees	$940	$869
Incentive fees	798	710
Administration fees	385	295
Custody fees	36	22
Directors’ fees	54	52
Professional services	388	536
Interest expense	2,807	2,821
Other expenses	303	238
Total expenses	$5,711	$5,543
Net investment income before taxes	$3,198	$2,867
Excise tax	$5	$28
Net investment income	$3,193	$2,839

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$2,356	$1,845
Total net realized gain (loss)	2,356	1,845
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(3,533)	2,781
Affiliated investments	(850)	163
Controlled investments	(1,624)	532
Total net change in unrealized appreciation (depreciation)	(6,007)	3,476
Net realized and unrealized gains (losses)	$(3,651)	$5,321
Net increase (decrease) in net assets resulting from operations	$(458)	$8,160

Net investment income per share (basic and diluted):	$0.37	$0.37
Earnings per share (basic and diluted):	$(0.05)	$1.07
Weighted average shares outstanding (basic and diluted):	8,659,344	7,601,958

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,193	$2,839
Net realized gain (loss)	2,356	1,845
Net change in unrealized appreciation (depreciation) on investments	(6,007)	3,476
Net increase (decrease) in net assets resulting from operations	(458)	8,160

Distributions to stockholders:
Distributions(1)	(3,308)	(2,661)
Total distributions to stockholders	(3,308)	(2,661)

Capital transactions:
Issuance of common stock, net	23,822	-
Net increase (decrease) in net assets resulting from capital transactions	23,822	-
Total increase (decrease) in net assets	20,056	5,499
Net assets at beginning of period	$98,739	$84,809
Net assets at end of period	$118,795	$90,308

Capital share activity
Shares outstanding at the beginning of the period	7,601,958	7,601,958
Issuance of common stock	1,850,424	-
Shares outstanding at the end of the period	9,452,382	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(458)	$8,160
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(56,911)	(50,355)
Net change in short-term investments	2,472	(4,481)
Capitalized payment-in-kind interest	(589)	(597)
Proceeds from sales of investments	11,318	21,932
Proceeds from principal payments	16,216	35,224
Net realized (gain) loss on investments	(2,356)	(1,845)
Net change in unrealized (appreciation) depreciation on investments	6,007	(3,476)
Amortization of premium and accretion of discount, net	(604)	(541)
Amortization of discount (premium) on long term debt	279	323
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,722)	63
(Increase) decrease in dividends receivable	238	381
(Increase) decrease in due from portfolio company	(1)	-
(Increase) decrease in due from affiliates	-	(4)
(Increase) decrease in prepaid expenses and other assets	71	3,055
Increase (decrease) in due to affiliates	400	771
Increase (decrease) in interest payable	5	(15)
Increase (decrease) in accrued expenses and other liabilities	262	120
Net cash provided by (used for) operating activities	(25,373)	8,715
Cash flows from financing activities
Borrowings under credit facility	5,000	2,000
Repayments under credit facility	-	(7,000)
Proceeds from issuance of common stock	23,822	-
Distributions paid	(4,068)	(2,661)
Net cash provided by (used for) financing activities	24,754	(7,661)
Net increase (decrease) in cash	(619)	1,054
Cash and cash equivalents and restricted cash, beginning of period	953	587
Cash and cash equivalents and restricted cash, end of period	$334	$1,641

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$226	$157
Cash paid for interest	$2,521	$2,481

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$334	$953
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$334	$953

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,641	$587
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$1,641	$587

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2024

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2, 6	1M SOFR + 7.75%, 8.50% Floor (13.18%)	09/21/2022	11/24/2028	1,625	1,520	1,571
ADS Tactical, Inc. 621 Lynnhaven Parkway Suite 160 Virginia Beach, VA 23452	Defense	1st Lien, Secured Loan	2	1M SOFR + 5.75%, 6.75% Floor (11.19%)	11/28/2023	03/19/2026	3,914	3,905	3,920
American Coastal Insurance Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	13,000	7,360	11,798
Apex Credit CLO 2024-1 Ltd 520 Madison Avenue, 16th Floor New York, NY 10022	Structured Finance	CLO Equity	6, 10, 13	n/a	02/09/2024	04/20/2036	12,422	10,829	10,840
APTIM Corp. 4171 Essen Lane Baton Rouge, LA 70809	Industrial	1st Lien, Secured Bond	11	7.75%	03/28/2019	06/15/2025	2,274	1,937	2,246
Arcline FM Holdings, LLC 655 3rd Street, Suite 301 Beloit, WI 53511	Defense	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.50% Floor (10.32%)	02/08/2024	06/23/2028	1,995	1,995	1,995
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10	8.25%	02/04/2022	10/31/2026	4,671	4,264	3,994
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	236,783	7,374	7,376	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2	1M SOFR + 6.00%, 6.75% Floor (11.44%)	02/06/2023	05/07/2028	5,862	4,477	5,097
Coreweave Compute Acquisition Co. II, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2, 6	3M SOFR + 8.75%, 8.75% Floor (14.06%)	07/31/2023	07/31/2028	12,500	12,290	12,625
Creation Technologies, Inc. One Beacon Street, 23rd Floor Boston, MA 02108	Electronics Manufacturing	1st Lien, Secured Loan	2, 6	1M SOFR + 5.50%, 6.00% Floor (11.09%)	02/12/2024	10/05/2028	1,000	972	974
Crown Subsea Communications Holding, Inc. 250 Industrial Way West Eatontown, NJ 07724	Telecommunications	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 4.75% Floor (10.07%)	01/26/2024	01/27/2031	1,800	1,782	1,809
CSC Serviceworks 35 Pinelawn Road, Suite 120 Melville, NY 11747	Consumer Services	1st Lien, Secured Loan	2	3M SOFR + 4.00%, 4.75% Floor (9.59%)	09/26/2023	03/04/2028	1,985	1,741	1,831
Del Monte Foods, Inc. 205 North Wiget Lane Walnut Creek, CA 94598	Food & Staples	1st Lien, Secured Loan	2	1M SOFR + 4.25%, 4.75% Floor (9.68%)	02/21/2024	05/16/2029	2,800	2,421	2,361
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	300,000	3,173	3,033	*
EPIC Crude Services LP 18615 Tuscany Stone, Suite 300 San Antonio, TX 78258	Energy Midstream	1st Lien, Secured Loan	2	3M SOFR + 5.00%, 6.00% Floor (10.6%)	02/08/2024	03/02/2026	2,000	2,002	2,002

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2	3M SOFR + 8.50%, 9.50% Floor (14.07%)	03/24/2021	03/30/2028	12,545	12,229	12,388
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 5.00%, 6.00% Floor (10.57%)	06/09/2023	03/30/2027	7,642	7,529	7,646
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 5.00%, 6.00% Floor (10.57%)	01/19/2024	03/30/2027	1,796	1,782	1,795
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.25%, 6.00% Floor (10.82%)	11/04/2022	11/01/2028	4,925	4,039	4,804
Florida Marine, LLC 2360 5th Street Mendeville, LA 70471	Shipping	1st Lien, Secured Loan	2, 6	1M SOFR + 9.44%, 11.44% Floor (14.88%)	03/17/2023	03/17/2028	6,341	6,191	6,313
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M SOFR + 8.00%, 9.50% Floor (13.41%)	07/29/2021	06/30/2027	5,953	5,980	5,953
Form Technologies, LLC 11325 N Community House Road, Suite 300 Charlotte, NC 28277	Industrial	1st Lien, Secured Loan	2	3M SOFR + 4.50%, 5.50% Floor (10.19%)	01/25/2024	07/22/2025	997	949	950
GrafTech Global Enterprises Inc. 982 Keynote Circle Brooklyn Heights, OH 44131	Industrial	1st Lien, Secured Loan	10	9.88%	01/18/2024	12/15/2028	1,000	744	740
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 5, 6	13.00%	09/01/2023	06/30/2026	28,733	28,733	28,733
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 5, 6	n/a	09/01/2023	n/a	87,500	17,567	15,853	87.50%
Greenfire Resources Ltd. 205 5th Avenue SW, Suite 1900 Calgary, AB T2P 2V7 Canada	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10	12.00%	09/13/2023	10/01/2028	6,500	6,380	6,918
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 7.25%, 9.25% Floor (12.56%)	02/28/2024	01/19/2029	6,300	6,246	6,243
LSF9 Atlantis Holdings, LLC 2017 Fiesta Drive, Suite 201 Sarasota, FL 34231	Retail	1st Lien, Secured Loan	2	1M SOFR + 6.50%, 7.25% Floor (11.83%)	02/12/2024	03/31/2029	1,000	1,001	1,006
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond	11	9.00%	05/17/2022	07/01/2028	2,500	2,109	2,467
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2	3M SOFR + 7.00%, 8.00% Floor (12.56%)	06/30/2021	07/15/2027	2,813	2,768	2,062
Manchester Acquisition Sub, LLC 251 Little Falls Drive, Wilmington, DE 19808	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.75%, 6.50% Floor (11.24%)	09/26/2023	11/01/2026	4,380	3,980	4,096
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M SOFR + 7.50%, 8.50% Floor (13.1%)	11/16/2021	09/03/2026	5,832	5,723	3,893

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	1st Lien, Secured Loan	6, 7, 9, 10	n/a	04/06/2023	04/06/2026	4,935	4,821	3,240
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Warrants	6, 8, 10	n/a	04/06/2023	n/a	1,078,899	-	-	*
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	SS Working Capital Facility	6, 7, 10	16.00%	02/22/2024	08/16/2024	1,064	1,025	1,064
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 13.50%, 14.50% Floor (19.12%), (8.12% cash + 11.00% PIK)	09/30/2022	09/30/2027	9,024	8,830	8,952
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	1,449
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	1,464	2.56%
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	1st Lien, Secured Loan	2, 5, 6	1M SOFR + 7.00%, 8.00% Floor (12.43%)	11/13/2020	11/13/2024	1,041	1,041	214
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC 6112 W 73rd Street Bedford Park, IL 60638	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.25% Floor (10.19%)	02/09/2024	01/26/2029	997	920	906
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien, Secured Loan	2, 6, 10	3M SOFR + 7.25%, 9.25% Floor (12.84%)	12/27/2023	01/23/2029	6,732	6,667	6,712
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6	3M SOFR + 4.50%, 4.50% Floor (10.07%)	01/29/2019	06/14/2024	10,000	9,999	8,426
Research Now Group, Inc. 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	6, 9	n/a	05/20/2019	12/20/2025	8,000	7,977	1,426
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 13.50%, 14.50% Floor (17.44%), (11.44% cash + 6.00% PIK)	02/24/2021	02/24/2025	1,947	1,947	1,912
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (21.44%)	01/31/2023	02/24/2025	631	631	631
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	922	2.81%
SCIH Salt Holdings Inc. 1875 Century Park East, Suite 320 Los Angeles, CA 90067	Food & Staples	1st Lien, Secured Loan	2	1M SOFR + 4.00%, 4.75% Floor (9.44%)	06/21/2023	03/16/2027	4,966	4,935	4,973
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	3,214

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond		9.00%	10/19/2021	10/15/2026	2,000	1,912	2,023
Trouvaille Re Ltd. 1700 City Plaza Drive, Suite 200 Spring, TX 77389	Insurance	Preference Shares	8, 10	n/a	03/27/2024	n/a	100	5,000	5,000
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	49	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	1M SOFR + 12.88%, 13.95% Floor (18.33%), (9.33% cash + 9.00% PIK)	09/30/2021	09/29/2026	8,026	7,957	7,936
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	1M SOFR + 12.88%, 13.95% Floor (18.33%), (9.33% cash + 9.00% PIK)	09/30/2021	09/29/2026	3,095	3,060	2,869
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	449	1.50%
Vi-Jon 8800 Page Avenue St. Louis, MO 63114	Consumer Products	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 10%, 12.5% Floor (15.57%), (13.57% cash + 2.00% PIK)	12/28/2023	12/28/2028	8,961	8,702	8,709
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,988

Total Investments excluding Short-Term Investments (221.27% of Net Assets)								277,602	262,860
Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	10/26/2023	n/a	8,334,726	8,335	8,335
Total Short-Term Investments (7.02% of Net Assets)								8,335	8,335
TOTAL INVESTMENTS (228.30% of Net Assets)			14					$285,937	$271,195
Other Liabilities in Excess of Net Assets (128.30% of Net Assets)									$(152,400)
NET ASSETS									$118,795

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 5.34%. The one-month (“1M”) SOFR as of period end was 5.33%. The three-month (“3M”) SOFR as of period end was 5.30%. The six-month (“6M”) SOFR as of period end was 5.22%. The Prime as of period end was 8.50%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2024, the Avation Capital SA secured bond, New Wilkie Energy Pty Limited secured loan and working capital facility, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans, each of the Universal Fiber Systems term loans, and Vi-Jon secured loan pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 20.49% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
The investment in Collateralized Loan Obligation (“CLO”) equity is entitled to recurring distributions which are generally equal to the remaining cash flow of payments made by underlying investments after payment of the contractual payments to debt holders and fund expenses. The effective yield is based on the current projection of the amount and timing of these recurring distributions in addition to the estimated amount of terminal principal payment. These assumptions are periodically reviewed and adjusted. The effective yield and investment cost may ultimately not be realized.
(14)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,746; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $28,488; the net unrealized depreciation was $14,742; the aggregate cost of securities for Federal income tax purposes was $285,937.

* Represents less than 1%.

As of March 31, 2024, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$213,211	179.49%
Equity/Other	49,649	41.79%
Short-Term Investments	8,335	7.02%
Total	$271,195	228.30%

As of March 31, 2024, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$252,043	212.18%
Canada	6,918	5.82%
Bermuda	5,000	4.21%
Europe	3,994	3.36%
Australia	3,240	2.73%
Total	$271,195	228.30%

As of March 31, 2024, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$44,586	37.53%
Chemicals	24,192	20.36%
Transportation Equipment Manufacturing	22,735	19.14%
Consumer Products	20,574	17.32%
Insurance	20,012	16.86%
Food & Staples	12,645	10.64%
Technology	12,625	10.63%
Shipping	12,556	10.57%
Oil & Gas Exploration & Production	11,906	10.02%
Structured Finance	10,840	9.13%
Closed-End Fund	10,409	8.76%
Metals & Mining	10,257	8.63%
Internet Media	9,852	8.29%
Energy Services	6,712	5.65%
Defense	5,915	4.98%
Energy Midstream	4,025	3.39%
Aircraft	3,994	3.36%
Industrial	3,936	3.31%
Casinos & Gaming	3,893	3.28%
Restaurants	3,465	2.92%
Apparel	2,062	1.74%
Consumer Services	1,831	1.54%
Telecommunications	1,809	1.52%
Retail	1,055	0.89%
Electronics Manufacturing	974	0.82%
Short-Term Investments	8,335	7.02%
Total	$271,195	228.30%

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

As of December 31, 2023 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$200,748	203.31%
Equity/Other	29,864	30.25%
Short-Term Investments	10,807	10.95%
Total	$241,419	244.51%

As of December 31, 2023 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$227,438	230.35%
Canada	6,456	6.54%
Europe	3,958	4.01%
Australia	3,567	3.61%
Total	$241,419	244.51%

As of December 31, 2023 the industry composition of the Company’s portfolio at fair value was as follows:

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

Interest income in CLO subordinated note investments are recorded on an accrual basis utilizing an effective interest methodology based upon an effective yield to maturity of projected cash flows. ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325”) requires investment income from such investments be recognized under the effective interest method, with any difference between cash distributed and the amount calculated pursuant to the effective interest method be recorded as an adjustment to the cost basis of the investment. It is the Company's policy to monitor and update the effective yield for each CLO subordinated note position held at each measurement date and updated periodically, as needed.

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

The Company has accrued $5 of excise tax expense during the three months ended March 31, 2024. The Company accrued $287 of excise tax expense during the year ended December 31, 2023.

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

For the three months ended March 31, 2024 management fees amounted to $940. For the three months ended March 31, 2023 management fees amounted to $869. As of March 31, 2024 and December 31, 2023, $940 and $887, respectively, remained payable.

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

For the three months ended March 31, 2024 and 2023, the Company incurred Income Incentive Fees of $798 and $710, respectively. As of March 31, 2024, cumulative accrued incentive fees payable were $1,466, and after calculating the total return requirement, $654 was immediately payable. As of December 31, 2023, cumulative accrued incentive fees payable were $1,431, and after calculating the total return requirement, none was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2024 and 2023, the Company incurred expenses under the Administration Agreement of $385 and $295, respectively. As of March 31, 2024 and December 31, 2023, $620 and $308 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2024:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$94,815	$118,396	$213,211
Equity/Other	10,409	-	36,026	46,435
Short Term Investments	8,335	-	-	8,335
Total	$18,744	$94,815	$154,422	$267,981
Investment measured at net asset value(1)				3,214
Total Investments, at fair value				$271,195
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$78,054	$122,693	$200,747
Equity/Other	6,770	-	20,044	26,814
Short Term Investments	10,807	-	-	10,807
Total	$17,577	$78,054	$142,737	$238,368
Investment measured at net asset value(1)				3,051
Total Investments, at fair value				$241,419

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2024
Debt	$122,693	$(12,039)	$13,743	$22	$(4,913)	$(1,182)	$72	$118,396
Equity/Other	20,044	1,449	15,829	-	(1,304)	-	8	36,026
Total investment assets	$142,737	$(10,590)	$29,572	$22	$(6,217)	$(1,182)	$80	$154,422

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2023
Debt	$104,333	$(8,858)	$127,395	$(5,910)	$6,253	$(100,885)	$365	$122,693
Equity/Other	32,044	-	19,191	(3,273)	2,962	(30,880)	-	20,044
Total investment assets	$136,377	$(8,858)	$146,586	$(9,183)	$9,215	$(131,765)	$365	$142,737
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
(2)
The net change in unrealized appreciation relating to Level 3 assets still held at March 31, 2024 totaled $(6,628) consisting of the following: $(4,913) related to debt investments and $(1,715) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2023 totaled $(2,538) consisting of the following: $(2,178) related to debt investments and $(360) relating to equity/other.

Two investments with an aggregate fair value of $16,300 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2024.

Two investments with an aggregate fair value of $8,858 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2023.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$71,402	Income Approach	Discount Rate	9.86% - 23.13% (15.25%)
	28,732	Recent Transaction
	9,836	Market Approach	Earnings Multiple	0.12 - 9.00 (2.67)
	8,426	Income Approach	Implied Yield	3.07% - 18.58% (10.35%)
Total Debt	$118,396

Equity/Other	$20,853	Recent Transaction
	10,840	Income Approach	Discount Rate	21.00% - 25.00% (23.00%)
	4,284	Market Approach	Earnings Multiple	0.10 - 8.75 (6.43)
	49	Asset Recovery / Liquidation (3)
Total Equity/Other	$36,026

As of December 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$69,579	Income Approach	Discount Rate	8.77% - 56.16% (18.31%)
	28,733	Recent Transaction
	9,268	Market Approach	Earnings Multiple	0.50 - 8.75 (1.95)
	9,001	Income Approach	Implied Yield	3.24% - 18.59% (10.92%)
	6,112	Asset Recovery / Liquidation(3)
Total Debt	$122,693

Equity/Other	$17,477	Recent Transaction
	2,513	Market Approach	Earnings Multiple	0.10 - 8.75 (4.92)
	54	Asset Recovery / Liquidation(3)
Total Equity/Other	$20,044
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

As of March 31, 2024 the Company held an investment in one private fund valued using NAV as a practical expedient. The Company has no unfunded commitments with respect to this investment. Withdrawals from the investment are permitted annually and there is no set duration for the private fund.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of March 31, 2024, there were $5.0 million in borrowings outstanding under the revolving line of credit.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

March 31, 2024
GECCM Notes	$45,610	$1,802	N/A	$1.00
GECCO Notes	57,500	1,802	N/A	0.98
GECCZ Notes	40,000	1,802	N/A	1.01
Revolving Credit Facility	5,000	1,802	N/A	-

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

As of March 31, 2024, the Company’s asset coverage ratio was approximately 180.2%.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the indenture.

For the three months ended March 31, 2024 and 2023, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2024	2023
Borrowing interest expense	$2,528	$2,498
Amortization of acquisition premium	279	323
Total	$2,807	$2,821
Weighted average interest rate(1)	7.85%	7.33%
Average outstanding balance	$143,440	$154,278
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

	March 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,738
Unsecured Debt - GECCO Notes	57,500	57,500	56,235
Unsecured Debt - GECCZ Notes	40,000	40,000	40,296
Total	$143,110	$143,110	$142,269

	December 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCO Notes	57,500	57,500	56,792
Unsecured Debt - GECCZ Notes	40,000	40,000	40,224
Total	$143,110	$143,110	$142,809

6. CAPITAL ACTIVITY

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2024, the Company had no unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2024 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$12.99	$11.16
Net investment income	0.37	0.37
Net realized gains (loss)	0.27	0.24
Net change in unrealized appreciation (depreciation)	(0.69)	0.46
Net increase (decrease) in net assets resulting from operations	(0.05)	1.07
Issuance of common stock	(0.02)	0.00
Distributions declared from net investment income(2)	(0.35)	(0.35)
Net decrease resulting from distributions to common stockholders	(0.37)	(0.35)
Net asset value, end of period	$12.57	$11.88
Per share market value, end of period	$11.06	$9.00

Shares outstanding, end of period	9,452,382	7,601,958
Total return based on net asset value(3)	(0.53)%	9.59%
Total return based on market value(3)	7.14%	12.79%

Ratio/Supplemental Data:
Net assets, end of period	118,795	90,308
Ratio of total expenses to average net assets before waiver (4),(5)	18.51%	22.96%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	18.51%	22.96%
Ratio of incentive fees to average net assets(4)	0.72%	0.80%
Ratio of net investment income to average net assets(4),(5),(6)	13.71%	15.38%
Portfolio turnover	12%	24%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the three months ended March 31, 2024 and 2023 average net assets were $110,908 and $88,957, respectively.
(5)
Annualized for periods less than one year.
(6)
Ratio for the three months ended March 31, 2023 reflects the impact of the incentive fee waiver described in Note 3.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2024 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2024 represented 38% of the Company’s net assets.

Fair value as of March 31, 2024 along with transactions during the three months ended March 31, 2024 in these affiliated investments and controlled investments was as follows:

	For the Three Months Ended March 31, 2024
Issue(1)	Fair value at December 31, 2023	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2024	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	979	-	3	-	(762)	214	33	-	-
Common Equity (5% of class)	88	-	-	-	(88)	-	-	-	-
	1,067	-	3	-	(850)	214	33	-	-
Totals	$1,067	$-	$3	$-	$(850)	$214	$33	$-	$-

Controlled Investments
Great Elm Specialty Finance
Subordinated Note	28,733	-	-	-	-	28,733	931	-	-
Equity (87.5% of class)	17,477	-	-	-	(1,624)	15,853	-	-	385
	46,210	-	-	-	(1,624)	44,586	931	-	385
Totals	$46,210	$-	$-	$-	$(1,624)	$44,586	$931	$-	$385
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that one portfolio company, GESF, is a significant subsidiary for the three months ended March 31, 2024 under at least one of the conditions of S-X Rule 1-02(w). Accordingly, unaudited financial information as of and for the three months ended March 31, 2024 has been included as follows:

Balance Sheet	As of March 31, 2024
Current assets	55,869
Noncurrent assets	3,534
Total Assets	59,403

Current liabilities	16,198
Noncurrent liabilities	32,221
Total Liabilities	48,419

Net Equity	10,984

Statement of Operations	For the three months ended March 31, 2024(1)
Gross revenues	1,140
Other income (expense)	(928)
Net profit from operations	212

11. SUBSEQUENT EVENTS

The Board set distributions for the quarter ending June 30, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by the Company pursuant to authority granted by the Board. The distribution will be paid in cash.

On April 15, 2024, the Company repaid $5.0 million of the outstanding balance on the revolving line of credit leaving no borrowings outstanding under the revolving line.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”) with an underwriters' over-allotment option to purchase an additional $4.5 million in aggregate principal amount of the GECCI Notes. The underwriters exercised their over-allotment option in full, and on April 25, 2024, we issued an additional $4.5 million in aggregate principal amount of the GECCI Notes.

On April 23, 2024, the Company entered into a joint venture with Green SPE, LLC and CLO Formation JV, LLC to make investments in collateralized loan obligation entities and related warehouse facilities.