Form 10-Q
period 2024-06-30
Great Elm Capital Corp.
filed 2024-08-01
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 25, 2024, the registrant had 10,449,888 shares of common stock, $0.01 par value per share, outstanding.

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

On September 27, 2016, we and Great Elm Capital Management, LLC (“GECM”), our external investment manager, entered into an investment management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”), and we began to accrue obligations to our external investment manager under those agreements. On August 1, 2022, upon receiving our stockholders’ approval, we and GECM entered into an amendment to the Investment Management Agreement to reset the capital gains incentive fee to begin on April 1, 2022, which eliminated $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the incentive fee based on income was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite approvals from our board of directors (our “Board”) and/or stockholders.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2023 and the six months ended June 30, 2024:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
Quarter ended September 30, 2023	80,915	(87,268)	13.36%
Quarter ended December 31, 2023	68,813	(75,152)	13.77%
For the Year Ended December 31, 2023	$226,063	$(235,570)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
For the Six Months Ended June 30, 2024	$186,327	$(112,448)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2024 and the year ended December 31, 2023. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023
Beginning Investment Portfolio, at fair value	$230,612	$224,957
Portfolio Investments acquired(1)	186,327	226,063
Amortization of premium and accretion of discount, net	1,193	2,375
Portfolio Investments repaid or sold(2)	(112,448)	(235,570)
Net change in unrealized appreciation (depreciation) on investments	(9,919)	17,485
Net realized gain (loss) on investments	1,886	(4,698)
Ending Investment Portfolio, at fair value	$297,651	$230,612
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$44,761	15.04%	$52,322	22.69%
Structured Finance	28,092	9.44%	-	-%
Chemicals	25,405	8.54%	27,023	11.72%
Transportation Equipment Manufacturing	24,017	8.07%	17,261	7.49%
Consumer Products	21,700	7.29%	20,211	8.76%
Insurance	20,459	6.87%	16,026	6.95%
Technology	18,997	6.38%	7,342	3.18%
Closed-End Fund	15,589	5.24%	6,770	2.94%
Shipping	14,740	4.95%	11,724	5.08%
Oil & Gas Exploration & Production	11,894	4.00%	11,420	4.95%
Internet Media	8,441	2.83%	13,732	5.95%
Metals & Mining	8,377	2.81%	9,538	4.14%
Energy Services	6,717	2.26%	6,930	3.01%
Casinos & Gaming	6,171	2.07%	4,252	1.84%
Defense	5,847	1.96%	1,945	0.84%
Consumer Services	4,961	1.67%	1,742	0.76%
Food & Staples	4,363	1.47%	7,199	3.12%
Aircraft	4,239	1.42%	3,958	1.72%
Energy Midstream	4,052	1.36%	1,996	0.87%
Retail	3,717	1.25%	54	0.02%
Apparel	3,680	1.24%	2,007	0.87%
Restaurants	3,467	1.16%	3,441	1.49%
Industrial	3,456	1.16%	3,719	1.61%
Telecommunications	1,801	0.61%	-	-%
Marketing Services	1,757	0.59%	-	-%
Electronics Manufacturing	951	0.32%	-	-%
Total	$297,651	100.00%	$230,612	100.00%

Results of Operations

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$9,548	$1.00	$8,977	$1.18	$18,457	$2.03	$17,387	$2.29
Interest income	7,763	0.81	7,081	0.93	15,344	1.69	13,711	1.80
Dividend income	1,570	0.16	1,027	0.14	2,341	0.26	1,961	0.26
Other commitment fees	175	0.02	802	0.11	700	0.08	1,604	0.21
Other income	40	-	67	0.01	72	0.01	111	0.01
(1)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.
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

Interest income increased for the three and six months ended June 30, 2024 as compared to the corresponding period in the prior year primarily due to rising interest rates. As of June 30, 2024, the debt investment portfolio had an average coupon rate of 12.8% on approximately $216.8 million of principal as compared to 12.3% on approximately $217.5 million of principal as of June 30, 2023, excluding positions on non-accrual in each period.

Dividend income increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 primarily due to higher distributions from our investments in specialty finance portfolio companies.

Other commitment fees decreased for the three and six months ended June 30, 2024 as compared to the three months ended June 30, 2023 attributable to exits from positions with revolver commitments.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$6,490	$0.68	$5,609	$0.74	$12,201	$1.34	$11,152	$1.47
Management fees	1,068	0.11	884	0.12	2,008	0.22	1,753	0.23
Incentive fees	764	0.08	842	0.11	1,562	0.17	1,552	0.20
Total advisory and management fees	$1,832	$0.19	$1,726	$0.23	$3,570	$0.39	$3,305	$0.43
Administration fees	396	0.04	341	0.04	781	0.09	636	0.08
Directors’ fees	54	0.01	53	0.01	108	0.01	105	0.01
Interest expense	3,473	0.37	2,769	0.36	6,280	0.69	5,590	0.74
Professional services	413	0.04	434	0.06	801	0.09	970	0.13
Custody fees	36	0.00	21	0.00	72	0.01	43	0.01
Other	286	0.03	265	0.04	589	0.06	503	0.07
Income Tax Expense
Excise tax	-	-	-	-	5	0.00	28	0.00
(1)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.
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

Incentive fees decreased for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to decreased pre-incentive net investment income over the same period. Incentive fees increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to increased pre-incentive net investment income over the same period.

Management fees increased for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments. Administration fees increased in the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 due to increased allocation of personnel costs as a result of additional resource time spent on GECC matters.

Professional services costs decreased for the three and six months ended June 30, 2024 as compared to the corresponding periods in the prior year, primarily due to decreased legal expenses associated with specific transaction matters which have been partially offset by general rate increases for professional services including legal and accounting costs.

Interest expense increased for the three and six months ended June 30, 2024 as compared to the corresponding periods in the prior year primarily due to the issuance of $34.5 million in aggregate principal amount of the 8.50% Notes due 2029 (the “GECCI Notes”) in April 2024.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(470)	$(0.05)	$542	$0.07	$1,886	$0.21	$2,387	$0.31
Gross realized gain	515	0.05	600	0.08	2,885	0.32	2,502	0.33
Gross realized loss	(985)	(0.10)	(58)	(0.01)	(999)	(0.11)	(115)	(0.02)
(1)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.

For the three months ended June 30, 2024, net realized losses were primarily driven by the realization of our investment in the Phillips Pet Food term loan of $0.6 million. During the six months ended June 30, 2024, net realized gains includes $0.9 million in gains from the partial sale of our investment in Blackstone Secured Lending common equity and $0.8 million in gains from the partial sale of our investment in American Coastal Insurance Corp.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(3,914)	$(0.41)	$1,292	$0.17	$(9,921)	$(1.09)	$4,768	$0.63
Unrealized appreciation	5,071	0.53	5,453	0.72	6,102	0.67	11,005	1.45
Unrealized depreciation	(8,985)	(0.94)	(4,161)	(0.55)	(16,023)	(1.76)	(6,237)	(0.82)
(1)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and six months ended June 30, 2023.

For the three months ended June 30, 2024, unrealized appreciation was due to an increase in fair value on our investment in NICE-PAK Products, Inc. warrants of $0.9 million and due to the reversal of approximately $0.8 million in previously recognized unrealized depreciation on our investment in Phillips Pet Food term loan which was reclassified to realized loss upon the sale of our position. Unrealized depreciation for the three months ended June 30, 2024 was primarily due to decreases in fair value on our investments in New Wilkie Energy Pty Limited (“New Wilkie Energy”) of $2.0 million, Research Now Group, Inc. (“Research Now”) of $1.7 million, and GESF common equity of $0.8 million. The mark downs on our investments in Research Now are due to a slowdown in the demand for their services from a weak mergers and acquisitions environment leading to a bankruptcy filing in May 2024 and New Wilkie Energy are due to poor performance. The decrease in fair value on GESF was attributable to weaker than planned new deal originations in the first half of the year.

Net unrealized depreciation for the six months ended June 30, 2024 was primarily driven by decreases in the fair value of our investment in Research Now, GESF, and New Wilkie Energy of $5.6 million, $2.4 million, and $2.3 million, respectively. These losses were partially offset by unrealized appreciation due to increases in fair value of our investments in NICE-PAK Products, Inc. warrants and Greenfire Resources Ltd. first lien secured bond of $1.6 million and $0.5 million, respectively.

For the three months ended June 30, 2023, net unrealized appreciation was primarily driven by increases in the fair value of our investment in United Insurance Holding Corp. (“UIHC”) unsecured bonds, Maverick Gaming, LLC term loan, and Nice-Pak Products, Inc. promissory notes on which we recognized appreciation of $1.3 million, $0.7 million, and $0.5 million, respectively. These gains were partially offset by unrealized depreciation of $1.7 million, $0.6 million and $0.5 million due to decreases in the fair value of our investments in Lenders Funding, LLC (“Lenders Funding”) common equity, Research Now Group, Inc. (“Research Now”) second lien secured loan and Research Now revolver, respectively.

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

As of June 30, 2024, we had approximately $2.6 million of cash and cash equivalents and approximately $0.5 million of money market fund investments at fair value. As of June 30, 2024, we had investments in 51 debt instruments across 41 companies, totaling approximately $219.8 million at fair value and 15 equity investments in 14 companies, with an aggregate fair value of approximately $77.9 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2024, we had approximately $17.9 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our June 30, 2024 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2024, net cash used for operating activities was approximately $59.7 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $52.8 million, reflecting payments for additional investments of $165.7 million, offset by proceeds from principal repayments and sales of $112.9 million. Such amounts include draws and repayments on investments in revolving credit facilities.

For the six months ended June 30, 2024, net cash provided by financing activities was $61.3 million, consisting of $35.7 million in proceeds from our issuance of shares of our common stock, net of related expenses, $33.0 million in net proceeds from the issuance of the GECCI Notes, and $7.4 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of June 30, 2024 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,573	45,573	-	-	-
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
GECCI Notes	34,500	-	-	34,500	-
Total	$177,573	$45,573	$57,500	$74,500	$-

See “—Revolver” and “—Notes Payable” below for more information regarding our credit facility and outstanding notes.

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of June 30, 2024, there were no borrowings outstanding under the revolving line.

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

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of June 30, 2024 is $45.6 million.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of June 30, 2024 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of June 30, 2024 is $40.0 million.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCI Notes outstanding as of June 30, 2024 is $34.5 million.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCM Notes, GECCO Notes, GECCZ Notes, and GECCI Notes will mature on January 31, 2025, June 30, 2026, September 30, 2028, and April 30, 2029, respectively. The GECCM Notes and GECCO Notes are currently callable at the Company’s option and the GECCZ Notes and GECCI Notes can be called on, or after, September 30, 2025 and April 30, 2026, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the six months ended June 30, 2024, the Company repurchased $38 in principal amount of the GECCM Notes.

As of June 30, 2024, our asset coverage ratio was approximately 171.0%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2024
Third Quarter (through July 25, 2024)	N/A	$10.90	$10.03	--	--	--
Second Quarter	$12.06	10.91	10.07	(9.5)%	(16.5)%	$0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
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

The last reported closing price for our common stock on July 25, 2024 was $10.59 per share. As of July 25, 2024, we had 10 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2022:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35

Recent Developments

Distribution

Our board set the distribution for the quarter ending September 30, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Notes Issuance

On July 9, 2024, we issued $22.0 million in aggregate principal amount of GECCI Notes in a direct placement. The additional GECCI Notes are identical to the previously issued and outstanding GECCI Notes, other than with respect to the date of issuance and issue price.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2024, approximately $174.3 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 41 debt investments were at variable rates, representing approximately $65.4 million and $174.3 million in principal debt, respectively. As of December 31, 2023, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $68.2 million and $148.9 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of June 30, 2024. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,540
2.00%	3,027
1.00%	1,513
(1.00)%	(1,513)
(2.00)%	(3,027)
(3.00)%	(4,540)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of June 30, 2024, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.1

Sixth Supplemental Indenture, dated as of April 17, 2024, between Great Elm Capital Corp. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 17, 2024)

4.2	Global Note (8.50% Note due 2029) (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 17, 2024)

10.1	Amended and Restated Limited Liability Company Agreement of CLO Formation JV, LLC dated as of April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 24, 2024)

10.2	Share Purchase Agreement, dated June 21, 2024 by and between Great Elm Capital Corp. and Prosper Peak Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 24, 2024)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of assets and liabilities, (ii) consolidated statements of operations, (iii) consolidated statements of changes in net assets, (iv) consolidated statements of cash flows, (v) consolidated schedules of investments, and (vi) related notes to the consolidated financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in inline XBRL (included as Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: August 1, 2024	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: August 1, 2024	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $228,477 and $179,626, respectively)	$224,798	$183,335
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $20,432 and $10,807, respectively)	20,430	10,807
Affiliated investments, at fair value (amortized cost of $12,378 and $13,423, respectively)	-	1,067
Controlled investments, at fair value (amortized cost of $75,452 and $46,300, respectively)	72,853	46,210
Total investments	318,081	241,419

Cash and cash equivalents	2,575	953
Receivable for investments sold	390	840
Interest receivable	3,594	2,105
Dividends receivable	1,309	1,001
Due from portfolio company	1	37
Deferred financing costs	286	335
Prepaid expenses and other assets	283	135
Total assets	$326,519	$246,825

Liabilities
Notes payable (including unamortized discount of $3,808 and $2,896, respectively)	$173,765	$140,214
Payable for investments purchased	22,755	3,327
Interest payable	66	32
Accrued incentive fees payable	1,576	1,431
Distributions payable	-	760
Due to affiliates	1,362	1,195
Accrued expenses and other liabilities	986	1,127
Total liabilities	$200,510	$148,086

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,449,888 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$104	$76
Additional paid-in capital	319,438	283,795
Accumulated losses	(193,533)	(185,132)
Total net assets	$126,009	$98,739
Total liabilities and net assets	$326,519	$246,825
Net asset value per share	$12.06	$12.99

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,968	$5,836	$11,955	$11,312
Non-affiliated, non-controlled investments (PIK)	811	590	1,441	1,039
Affiliated investments	31	32	64	62
Controlled investments	953	623	1,884	1,065
Controlled investments (PIK)	-	-	-	233
Total interest income	7,763	7,081	15,344	13,711
Dividend income from:
Non-affiliated, non-controlled investments	1,045	327	1,431	645
Controlled investments	525	700	910	1,316
Total dividend income	1,570	1,027	2,341	1,961
Other commitment fees from non-affiliated, non-controlled investments	175	802	700	1,604
Other income from:
Non-affiliated, non-controlled investments	40	67	72	111
Total other income	40	67	72	111
Total investment income	$9,548	$8,977	$18,457	$17,387

Expenses:
Management fees	$1,068	$884	$2,008	$1,753
Incentive fees	764	842	1,562	1,552
Administration fees	396	341	781	636
Custody fees	36	21	72	43
Directors’ fees	54	53	108	105
Professional services	413	434	801	970
Interest expense	3,473	2,769	6,280	5,590
Other expenses	286	265	589	503
Total expenses	$6,490	$5,609	$12,201	$11,152
Net investment income before taxes	$3,058	$3,368	$6,256	$6,235
Excise tax	$-	$-	$5	$28
Net investment income	$3,058	$3,368	$6,251	$6,207

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$155	$542	$2,511	$2,387
Affiliated investments	(625)	-	(625)	-
Total net realized gain (loss)	(470)	542	1,886	2,387
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(3,856)	3,054	(7,389)	5,835
Affiliated investments	827	(11)	(23)	152
Controlled investments	(885)	(1,751)	(2,509)	(1,219)
Total net change in unrealized appreciation (depreciation)	(3,914)	1,292	(9,921)	4,768
Net realized and unrealized gains (losses)	$(4,384)	$1,834	$(8,035)	$7,155
Net increase (decrease) in net assets resulting from operations	$(1,326)	$5,202	$(1,784)	$13,362

Net investment income per share (basic and diluted):	$0.32	$0.44	$0.69	$0.82
Earnings per share (basic and diluted):	$(0.14)	$0.68	$(0.20)	$1.76
Weighted average shares outstanding (basic and diluted):	9,551,037	7,601,958	9,105,190	7,601,958

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,058	$3,368	$6,251	$6,207
Net realized gain (loss)	(470)	542	1,886	2,387
Net change in unrealized appreciation (depreciation) on investments	(3,914)	1,292	(9,921)	4,768
Net increase (decrease) in net assets resulting from operations	(1,326)	5,202	(1,784)	13,362

Distributions to stockholders:
Distributions(1)	(3,309)	(2,660)	(6,617)	(5,321)
Total distributions to stockholders	(3,309)	(2,660)	(6,617)	(5,321)

Capital transactions:
Issuance of common stock, net	11,849	-	35,671	-
Net increase (decrease) in net assets resulting from capital transactions	11,849	-	35,671	-
Total increase (decrease) in net assets	7,214	2,542	27,270	8,041
Net assets at beginning of period	$118,795	$90,308	$98,739	$84,809
Net assets at end of period	$126,009	$92,850	$126,009	$92,850

Capital share activity
Shares outstanding at the beginning of the period	9,452,382	7,601,958	7,601,958	7,601,958
Issuance of common stock	997,506	-	2,847,930	-
Shares outstanding at the end of the period	10,449,888	7,601,958	10,449,888	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,784)	$13,362
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(165,659)	(68,088)
Net change in short-term investments	(9,625)	(2,090)
Capitalized payment-in-kind interest	(1,240)	(1,155)
Proceeds from sales of investments	90,077	34,416
Proceeds from principal payments	22,821	39,040
Net realized (gain) loss on investments	(1,886)	(2,387)
Net change in unrealized (appreciation) depreciation on investments	9,921	(4,768)
Amortization of premium and accretion of discount, net	(1,193)	(1,121)
Amortization of discount (premium) on long term debt	570	649
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,489)	158
(Increase) decrease in dividends receivable	(308)	316
(Increase) decrease in due from portfolio company	36	(2)
(Increase) decrease in due from affiliates	-	-
(Increase) decrease in prepaid expenses and other assets	(148)	3,028
Increase (decrease) in due to affiliates	312	1,683
Increase (decrease) in interest payable	34	14
Increase (decrease) in accrued expenses and other liabilities	(141)	31
Net cash provided by (used for) operating activities	(59,702)	13,086
Cash flows from financing activities
Issuance of notes payable, net of issuance costs	33,030	-
Borrowings under credit facility	5,000	2,000
Repayments under credit facility	(5,000)	(7,000)
Proceeds from issuance of common stock, net of issuance costs	35,671	-
Distributions paid	(7,377)	(5,321)
Net cash provided by (used for) financing activities	61,324	(10,321)
Net increase in cash	1,622	2,765
Cash and cash equivalents and restricted cash, beginning of period	953	587
Cash and cash equivalents and restricted cash, end of period	$2,575	$3,352

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$226	$157
Cash paid for interest	$5,631	$4,896

The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,575	$953
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$2,575	$953

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$3,352	$587
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$3,352	$587

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2024

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2	1M SOFR + 7.75%, 8.50% Floor (13.19%)	09/21/2022	11/24/2028	1,625	1,524	1,543
ADS Tactical, Inc. 621 Lynnhaven Parkway Suite 160 Virginia Beach, VA 23452	Defense	1st Lien, Secured Loan	2, 6	1M Prime + 4.75%, 5.75% Floor (13.25%)	11/28/2023	03/19/2026	3,856	3,849	3,856
American Coastal Insurance Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	13,000	7,595	12,139
Arcline FM Holdings, LLC 655 3rd Street, Suite 301 Beloit, WI 53511	Defense	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.50% Floor (10.35%)	02/08/2024	06/23/2028	1,990	1,990	1,991
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	7, 10, 11	8.25%	02/04/2022	10/31/2026	4,671	4,298	4,239
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	313,999	9,983	9,615	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2	3M SOFR + 6.00%, 6.75% Floor (11.57%)	02/06/2023	05/07/2028	5,778	4,467	4,363
CLO Formation JV, LLC 800 South Street Suite 230 Waltham, MA 02453	Structured Finance	Common Equity	4, 6, 10, 12	n/a	04/24/2024	n/a	87	28,152	28,092	75.00%
Coreweave Compute Acquisition Co. II, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2, 6	3M SOFR + 9.62%, 9.62% Floor (14.95%)	07/31/2023	07/31/2028	12,375	12,176	12,622
Coreweave Compute Acquisition Co. IV, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2, 6	3M SOFR + 6.00%, 6.00% Floor (11.33%)	05/29/2024	05/16/2030	314	309	309
Creation Technologies, Inc. One Beacon Street, 23rd Floor Boston, MA 02108	Electronics Manufacturing	1st Lien, Secured Loan	2, 6	3M SOFR + 5.50%, 6.00% Floor (11.07%)	02/12/2024	10/05/2028	997	970	951
Crown Subsea Communications Holding, Inc. 250 Industrial Way West Eatontown, NJ 07724	Telecommunications	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.50% Floor (10.08%)	01/26/2024	01/27/2031	1,800	1,783	1,801
CSC Serviceworks 35 Pinelawn Road, Suite 120 Melville, NY 11747	Consumer Services	1st Lien, Secured Loan	2	3M SOFR + 4.00%, 4.75% Floor (9.6%)	09/26/2023	03/04/2028	2,977	2,600	2,523
CW Opportunity 2 LP 1603 Orrington Avenue, 13th Floor Evanston, IL 60201	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	6,066
Eagle Point Credit Company Inc 600 Steamboat Road, Suite 202 Greenwich, CT 06830	Closed-End Fund	Common Stock	10	n/a	08/18/2022	n/a	300,000	3,090	3,015	*
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2	1M SOFR + 4.00%, 4.00% Floor (9.34%)	04/11/2024	08/31/2030	400	399	401

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
EPIC Crude Services LP 18615 Tuscany Stone, Suite 300 San Antonio, TX 78258	Energy Midstream	1st Lien, Secured Loan	2	3M SOFR + 5.00%, 6.00% Floor (10.61%)	02/08/2024	03/02/2026	1,995	1,997	1,996
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6	3M SOFR + 8.50%, 9.50% Floor (14.14%)	03/24/2021	03/30/2028	12,545	12,243	12,378
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6	3M SOFR + 5.00%, 6.00% Floor (10.59%)	06/09/2023	03/30/2027	7,622	7,517	7,585
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6	3M SOFR + 5.00%, 6.00% Floor (10.59%)	01/19/2024	03/30/2027	1,792	1,779	1,783
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.25%, 6.00% Floor (10.85%)	11/04/2022	11/01/2028	4,912	4,061	4,642
Florida Marine, LLC 2360 5th Street Mendeville, LA 70471	Shipping	1st Lien, Secured Loan	2, 6	3M SOFR + 8.40%, 10.40% Floor (13.86%)	03/17/2023	03/17/2028	5,790	5,659	5,987
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M SOFR + 8.00%, 9.50% Floor (13.43%)	07/29/2021	06/30/2027	5,934	5,959	5,934
Form Technologies, LLC 11325 N Community House Road, Suite 300 Charlotte, NC 28277	Industrial	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.75% Floor (10.2%)	01/25/2024	07/22/2025	995	955	950
FS KKR Capital Corp. 201 Rouse Boulevard Philadelphia, PA 19112	Closed-End Fund	Common Stock	10	n/a	05/09/2024	n/a	150,000	3,041	2,959	*
GrafTech Global Enterprises Inc. 982 Keynote Circle Brooklyn Heights, OH 44131	Industrial	1st Lien, Secured Bond	10, 11	9.88%	01/18/2024	12/15/2028	1,000	754	737
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	29,733	29,733	29,733
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,567	15,028	87.50%
Greenfire Resources Ltd. 205 5th Avenue SW, Suite 1900 Calgary, AB T2P 2V7 Canada	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	6,500	6,385	6,941
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	3M SOFR + 7.06%, 9.06% Floor (12.4%)	02/28/2024	01/19/2029	8,784	8,712	8,753
Loparex LLC 1255 Crescent Green Suite 400 Cary, NC 27518	Industrial	1st Lien, Secured Loan	2, 6	3M SOFR + 6.00%, 8.00% Floor (11.35%)	04/24/2024	02/01/2027	1,790	1,769	1,769
LSF9 Atlantis Holdings, LLC 2017 Fiesta Drive, Suite 201 Sarasota, FL 34231	Retail	1st Lien, Secured Loan	2, 6	3M SOFR + 6.50%, 7.25% Floor (11.83%)	02/12/2024	03/31/2029	988	989	988
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond	11	9.00%	05/17/2022	07/01/2028	2,500	2,126	2,520
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2, 6	3M SOFR + 7.00%, 8.00% Floor (12.6%)	06/30/2021	07/15/2027	4,780	4,305	3,680

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Manchester Acquisition Sub, LLC 251 Little Falls Drive, Wilmington, DE 19808	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.75%, 6.50% Floor (11.25%)	09/26/2023	11/01/2026	6,100	5,661	5,665
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M SOFR + 7.50%, 8.50% Floor (12.8%)	11/16/2021	06/03/2028	1,476	1,476	1,476
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 7.50%, 8.50% Floor (12.8%), (12.80% PIK)	04/03/2024	06/03/2028	5,223	5,953	4,294
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	1st Lien, Secured Loan	6, 7, 9, 10	n/a	04/06/2023	04/06/2026	4,935	4,821	1,234
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Warrants	6, 8, 10	n/a	04/06/2023	n/a	1,078,899	-	-	*
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	SS Working Capital Facility	6, 7, 10	16.00%	02/22/2024	08/16/2024	1,110	1,096	1,110
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Super Senior Receivership Loan	6, 7, 10	15.00%	05/29/2024	08/29/2024	99	90	99
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 12.50%, 13.50% Floor (18.10%), (8.10% cash + 10.00% PIK)	09/30/2022	09/30/2027	9,099	8,919	9,181
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,449	-	1,449
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	2,316	2.56%
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	-	5.05%
PowerStop LLC 6112 W 73rd Street Bedford Park, IL 60638	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.25% Floor (10.2%)	02/09/2024	01/26/2029	2,331	2,144	2,271
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien, Secured Loan	2, 6, 10, 11	3M SOFR + 7.25%, 9.75% Floor (12.81%)	12/27/2023	01/23/2029	6,732	6,670	6,717
Research Now Group, Inc. n/k/a Dynata, LLC 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, Secured Revolver	2, 6, 9	3M SOFR + 4.50%, 4.50% Floor (10.07%)	01/29/2019	06/14/2024	10,000	10,000	7,844
Research Now Group, Inc. n/k/a Dynata, LLC 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	2nd Lien, Secured Loan	6, 9	3M SOFR + 0.00%, 0.00% Floor (0%)	05/20/2019	12/20/2025	8,000	7,977	289
Research Now Group, Inc. n/k/a Dynata, LLC 5800 Tennyson Parkway Suite 600 Plano, TX 75024	Internet Media	1st Lien, DIP Loan	2, 6	1M SOFR + 8.75%, 9.75% Floor (14.21%)	06/04/2024	08/17/2024	308	302	308

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 13.50%, 14.50% Floor (17.44%), (11.44% cash + 6.00% PIK)	02/24/2021	02/24/2025	1,921	1,921	1,895
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (21.44%), (21.44% PIK)	01/31/2023	02/24/2025	666	666	666
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	906	2.81%
Spencer Spirit Holdings, Inc. 6826 E Black Horse Pike Egg Harbor Township, NJ 08234	Retail	1st Lien, Secured Loan	2, 6	1M SOFR + 5.50%, 5.50% Floor (10.83%)	06/25/2024	07/15/2031	2,700	2,680	2,680
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	3,320
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond	11	9.50%	10/19/2021	10/15/2026	2,000	1,920	2,056
Thryv, Inc. 2200 West Airfield Drive PO Box 619810 Dallas, TX 75261	Marketing Services	1st Lien, Secured Loan	2, 10	1M SOFR + 6.75%, 7.50% Floor (12.09%)	04/30/2024	05/01/2029	1,730	1,713	1,757
Trouvaille Re Ltd. 1700 City Plaza Drive, Suite 200 Spring, TX 77389	Insurance	Preference Shares	8, 10	n/a	03/27/2024	n/a	100	5,000	5,000
TruGreen Limited Partnership 1790 Kirby Parkway Suite 300 Memphis, TN 38138	Consumer Services	1st Lien, Secured Loan	2, 6	1M SOFR + 4.00%, 4.75% Floor (9.44%)	05/14/2024	11/02/2027	1,795	1,713	1,737
TruGreen Limited Partnership 1790 Kirby Parkway Suite 300 Memphis, TN 38138	Consumer Services	2nd Lien, Secured Loan	2, 6	3M SOFR + 8.50%, 9.25% Floor (14.09%)	05/14/2024	11/02/2028	900	700	701
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	49	2.75%
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	1M SOFR + 12.79%, 13.79% Floor (18.25%), (9.25% cash + 9.00% PIK)	09/30/2021	09/29/2026	8,196	8,133	8,030
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	1M SOFR + 12.79%, 13.79% Floor (18.25%), (9.25% cash + 9.00% PIK)	09/30/2021	09/29/2026	3,160	3,129	2,921
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	84	1.50%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Vi-Jon 8800 Page Avenue St. Louis, MO 63114	Consumer Products	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 10%, 12.5% Floor (15.59%), (13.59% cash + 2.00% PIK)	12/28/2023	12/28/2028	8,949	8,702	8,754
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10, 11	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,953

Total Investments excluding Short-Term Investments (236.21% of Net Assets)								316,307	297,651
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	06/28/2024	n/a	20,000,000	19,918	19,916
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	10/26/2023	n/a	514,398	514	514
Total Short-Term Investments (16.21% of Net Assets)								20,432	20,430
TOTAL INVESTMENTS (252.43% of Net Assets)			13					$336,739	$318,081
Other Liabilities in Excess of Net Assets (152.43% of Net Assets)									$(192,072)
NET ASSETS									$126,009

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 5.33%. The one-month (“1M”) SOFR as of period end was 5.34%. The three-month (“3M”) SOFR as of period end was 5.32%. The six-month (“6M”) SOFR as of period end was 5.25%. The Prime as of period end was 8.50%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2024, the Avation Capital SA secured bond, Maverick Gaming second out loan, New Wilkie Energy Pty Limited working capital facility and receivership loan, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans, each of the Universal Fiber Systems term loans, and Vi-Jon secured loan pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
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
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $13,768; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $32,426; the net unrealized depreciation was $18,658; the aggregate cost of securities for Federal income tax purposes was $336,739.

* Represents less than 1%.

As of June 30, 2024, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$219,752	174.40%
Equity/Other	77,899	61.82%
Short-Term Investments	20,430	16.21%
Total	$318,081	252.43%

As of June 30, 2024, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$300,667	238.61%
Canada	6,941	5.51%
Bermuda	5,000	3.97%
Europe	4,239	3.36%
Australia	1,234	0.98%
Total	$318,081	252.43%

As of June 30, 2024, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$44,761	35.53%
Structured Finance	28,092	22.29%
Chemicals	25,405	20.16%
Transportation Equipment Manufacturing	24,017	19.06%
Consumer Products	21,700	17.22%
Insurance	20,459	16.24%
Technology	18,997	15.08%
Closed-End Fund	15,589	12.37%
Shipping	14,740	11.70%
Oil & Gas Exploration & Production	11,894	9.44%
Internet Media	8,441	6.70%
Metals & Mining	8,377	6.65%
Energy Services	6,717	5.33%
Casinos & Gaming	6,171	4.90%
Defense	5,847	4.64%
Consumer Services	4,961	3.94%
Food & Staples	4,363	3.46%
Aircraft	4,239	3.36%
Energy Midstream	4,052	3.22%
Retail	3,717	2.95%
Apparel	3,680	2.92%
Restaurants	3,467	2.75%
Industrial	3,456	2.74%
Telecommunications	1,801	1.43%
Marketing Services	1,757	1.39%
Electronics Manufacturing	951	0.75%
Short-Term Investments	20,430	16.21%
Total	$318,081	252.43%

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

GREAT ELM CAPITAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1. ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation. The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is managed by Great Elm Capital Management, LLC, a Delaware corporation (“GECM”), a subsidiary of Great Elm Group, Inc., a Delaware corporation (“GEG”).

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

Interest income in CLO subordinated note investments are recorded on an accrual basis utilizing an effective interest methodology based upon an effective yield to maturity of projected cash flows. ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325”) requires investment income from such investments be recognized under the effective interest method, with any difference between cash distributed and the amount calculated pursuant to the effective interest method be recorded as an adjustment to the cost basis of the investment. It is the Company’s policy to monitor and update the effective yield for each CLO subordinated note position held at each measurement date and updated periodically, as needed.

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

The Company has accrued $5 of excise tax expense during the six months ended June 30, 2024. The Company accrued $287 of excise tax expense during the year ended December 31, 2023.

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

For the three and six months ended June 30, 2024 management fees amounted to $1,068 and $2,008, respectively. For the three and six months ended June 30, 2023 management fees amounted to $884 and $1,753, respectively. As of June 30, 2024 and December 31, 2023, $1,069 and $887, respectively, remained payable.

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

For the six months ended June 30, 2024 and 2023, the Company incurred Income Incentive Fees of $1,562 and $1,552, respectively. As of June 30, 2024, cumulative accrued incentive fees payable were $1,576, and after calculating the total return requirement, none was immediately payable. As of December 31, 2023, cumulative accrued incentive fees payable were $1,431, and after calculating the total return requirement, $764 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three and six months ended June 30, 2024, the Company incurred expenses under the Administration Agreement of $396 and $781, respectively. For the three and six months ended June 30, 2023, the Company incurred expenses under the Administration Agreement of $341 and $636, respectively. As of June 30, 2024 and December 31, 2023, $293 and $308 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2024:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$63,488	$156,264	$219,752
Equity/Other	15,589	-	24,832	40,421
Short Term Investments	20,430	-	-	20,430
Total	$36,019	$63,488	$181,096	$280,603
Investment measured at net asset value(1)				37,478
Total Investments, at fair value				$318,081
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$78,054	$122,693	$200,747
Equity/Other	6,770	-	20,044	26,814
Short Term Investments	10,807	-	-	10,807
Total	$17,577	$78,054	$142,737	$238,368
Investment measured at net asset value(1)				3,051
Total Investments, at fair value				$241,419

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2024
Debt	$122,693	$19,124	$42,262	$(296)	$(7,290)	$(20,409)	$180	$156,264
Equity/Other	20,044	1,449	10,000	-	(1,661)	(5,000)	-	24,832
Total investment assets	$142,737	$20,573	$52,262	$(296)	$(8,951)	$(25,409)	$180	$181,096

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2023
Debt	$104,333	$(8,858)	$127,395	$(5,910)	$6,253	$(100,885)	$365	$122,693
Equity/Other	32,044	-	19,191	(3,273)	2,962	(30,880)	-	20,044
Total investment assets	$136,377	$(8,858)	$146,586	$(9,183)	$9,215	$(131,765)	$365	$142,737
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2024 totaled $(10,276) consisting of the following: $(8,615) related to debt investments and $(1,661) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2023 totaled $(2,538) consisting of the following: $(2,178) related to debt investments and $(360) relating to equity/other.

One investments with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2024. Five investment with a fair value of $24,542 was transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the six months ended June 30, 2024.

Two investments with an aggregate fair value of $8,858 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2023.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$101,498	Income Approach	Discount Rate	9.09% - 25.03% (14.84%)
	42,565	Recent Transaction
	12,201	Market Approach	Earnings Multiple	0.20 - 6.50 (3.74)
Total Debt	$156,264

Equity/Other	$20,028	Recent Transaction
	4,755	Market Approach	Earnings Multiple	0.10 - 8.50 (6.49)
	49	Asset Recovery / Liquidation (3)
Total Equity/Other	$24,832

As of December 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$69,579	Income Approach	Discount Rate	8.77% - 56.16% (18.31%)
	28,733	Recent Transaction
	9,268	Market Approach	Earnings Multiple	0.50 - 8.75 (1.95)
	9,001	Income Approach	Implied Yield	3.24% - 18.59% (10.92%)
	6,112	Asset Recovery / Liquidation(3)
Total Debt	$122,693

Equity/Other	$17,477	Recent Transaction
	2,513	Market Approach	Earnings Multiple	0.10 - 8.75 (4.92)
	54	Asset Recovery / Liquidation(3)
Total Equity/Other	$20,044
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of June 30, 2024 the Company held three investments valued using NAV as a practical expedient. The Company has an unfunded commitment of $8.3 million with respect to these investments. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of June 30, 2024, there were no borrowings outstanding under the revolving line of credit.

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

On August 16, 2023, the Company issued $40,000 in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”).

On April 17, 2024, the Company issued $30,000 in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, the Company issued an additional $4,500 of the GECCI Notes upon full exercise of the underwriters’ over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCM Notes, GECCO Notes, GECCZ Notes, and GECCI Notes will mature on January 31, 2025, June 30, 2026, September 30, 2028, and April 30, 2029, respectively. The GECCM Notes and GECCO Notes are currently callable at the Company’s option and the GECCZ Notes and GECCI Notes can be called on or after September 30, 2025 and April 30, 2026, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s consolidated statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the six months ended June 30, 2024, the Company repurchased $38 in principal amount of the GECCM Notes.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

June 30, 2024
GECCM Notes	$45,573	$1,710	N/A	$1.00
GECCO Notes	57,500	1,710	N/A	0.98
GECCZ Notes	40,000	1,710	N/A	1.00
GECCI Notes	34,500	1,710	N/A	1.01
Revolving Credit Facility	-	1,710	N/A	-
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

As of June 30, 2024, the Company’s asset coverage ratio was approximately 171.0%.

As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the indenture.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Borrowing interest expense	$3,138	$2,443	$5,666	$4,941
Amortization of acquisition premium	335	326	614	649
Total	$3,473	$2,769	$6,280	$5,590
Weighted average interest rate(1)	8.12%	7.36%	8.00%	7.39%
Average outstanding balance	$171,594	$150,933	$157,517	$152,596
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

	June 30, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,573	$45,573	$45,518
Unsecured Debt - GECCO Notes	57,500	57,500	56,281
Unsecured Debt - GECCZ Notes	40,000	40,000	40,179
Unsecured Debt - GECCI Notes	34,500	34,500	34,804
Total	$177,573	$177,573	$176,782

	December 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCO Notes	57,500	57,500	56,792
Unsecured Debt - GECCZ Notes	40,000	40,000	40,224
Total	$143,110	$143,110	$142,809

6. CAPITAL ACTIVITY

On June 21, 2024, we entered into a Share Purchase Agreement with Prosper Peak Holdings, LLC (“PPH”), pursuant to which PPH purchased, and we issued 997,506 shares of our common stock, par value $0.01, at a price of $12.03 per share, which represented our net asset value per share as of June 20, 2024, for an aggregate purchase price of $12 million. PHH is a special purpose vehicle which is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On February 8, 2024, we entered into a Share Purchase Agreement with Great Elm Strategic Partnership I, LLC (“GESP”), pursuant to which GESP purchased, and we issued, 1,850,424 shares of our common stock, par value $0.01, at a price of $12.97 per share, which represented our net asset value per share as of February 7, 2024, for an aggregate purchase price of $24 million. GESP is a special purpose vehicle which is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2024, the Company had one unfunded loan commitment totaling $9.7 million and a $8.3 million commitment to the CLO Formation JV, LLC, subject to the Company’s approval in certain instances. To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2024 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company rights under contracts with the Company portfolio companies.

The Company is named as a defendant in a lawsuit filed on March 5, 2016, and captioned Intrepid Investments, LLC v. London Bay Capital, which is pending in the Delaware Court of Chancery. The plaintiff immediately agreed to stay the action in light of an ongoing mediation among parties other than the Company. This lawsuit was brought by a member of Speedwell Holdings (formerly known as The Selling Source, LLC), one of the Company’s portfolio investments, against various members of and lenders to Speedwell Holdings. The plaintiff asserts claims of aiding and abetting, breaches of fiduciary duty, and tortious interference against the Company. In June 2018, Intrepid Investments, LLC (“Intrepid”) sent notice to the court and defendants effectively lifting the stay and triggering defendants’ obligation to respond to the Intrepid complaint. In September 2018, the Company joined the other defendants in a motion to dismiss on various grounds. In February 2019, Intrepid filed a second amended complaint to which defendants filed a renewed motion to dismiss in March 2019. In June 2023, the Court granted in part and denied in part defendants’ motion to dismiss. The parties are currently involved in pre-trial discovery on the surviving claims.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$12.99	$11.16
Net investment income	0.69	0.82
Net realized gains (loss)	0.21	0.31
Net change in unrealized appreciation (depreciation)	(1.10)	0.63
Net increase (decrease) in net assets resulting from operations	(0.20)	1.76
Issuance of common stock	(0.03)	(0.01)
Distributions declared from net investment income(2)	(0.70)	(0.70)
Net decrease resulting from distributions to common stockholders	(0.73)	(0.70)
Net asset value, end of period	$12.06	$12.21
Per share market value, end of period	$10.68	$7.76

Shares outstanding, end of period	10,449,888	7,601,958
Total return based on net asset value(3)	(1.79)%	15.86%
Total return based on market value(3)	6.85%	1.63%

Ratio/Supplemental Data:
Net assets, end of period	126,009	92,850
Ratio of total expenses to average net assets before waiver (4),(5)	19.81%	23.11%
Ratio of total expenses to average net assets after waiver (4),(5)	19.81%	23.11%
Ratio of incentive fees to average net assets(4)	1.35%	1.71%
Ratio of net investment income to average net assets(4),(5)	12.20%	15.54%
Portfolio turnover	43%	32%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the six months ended June 30, 2024 and 2023 average net assets were $115,652 and $90,718, respectively.
(5)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2024 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2024 represented 58% of the Company’s net assets.

Fair value as of June 30, 2024 along with transactions during the six months ended June 30, 2024 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2024
Issue(1)	Fair value at December 31, 2023	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2024	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	979	-	419	(625)	65	-	64	-	-
Common Equity (5% of class)	88	-	-	-	(88)	-	-	-	-
	1,067	-	419	(625)	(23)	-	64	-	-
Totals	$1,067	$-	$419	$(625)	$(23)	$-	$64	$-	$-

Controlled Investments
Great Elm Specialty Finance
Subordinated Note	28,733	1,000	-	-	-	29,733	1,884	-	-
Equity (87.5% of class)	17,477	-	-	-	(2,449)	15,028	-	-	910
	46,210	1,000	-	-	(2,449)	44,761	1,884	-	910

CLO Formation JV, LLC
Equity (75.0% of class)	-	28,152	-	-	(60)	28,092	-	-	-
	-	28,152	-	-	(60)	28,092	-	-	-

Totals	$46,210	$29,152	$-	$-	$(2,509)	$72,853	$1,884	$-	$910
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.” After performing this analysis, the Company determined that two investments, Great Elm Specialty Finance, LLC (“GESF”) and CLO Formation JV, LLC (“CLO JV”), are significant subsidiaries for the six months ended June 30, 2024 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of GESF as of and for the six months ended June 30, 2024 has been included below.

Balance Sheet	As of June 30, 2024
Current assets	50,285
Noncurrent assets	269
Total Assets	50,554

Current liabilities	240
Noncurrent liabilities	33,330
Total Liabilities	33,570

Net Equity	16,984

Statement of Operations	For the Six Months Ended June 30, 2024
Gross revenues	2,688
Other income (expense)	(5,068)
Net profit from operations	(2,380)

The CLO JV was formed as a joint venture between the Company and a strategic partner in April 2024 to make investments in collateralized loan obligation entities and related warehouse facilities. The Company and strategic partner committed to providing $32.0 million in capital with future contributions to be called from each member on a pro rata basis based on their respective commitments. The Company’s initial contribution was $17.4 million for a 75% ownership interest and the strategic partner contributed $5.8 million for a 25% ownership interest.

Selected unaudited financial information of CLO JV as of and for the six months ended June 30, 2024 has been included below.

Balance Sheet	As of June 30, 2024
Total Assets	37,489
Total Liabilities	33
Net Equity	37,456

Statement of Operations	For the Six Months Ended June 30, 2024
Total Revenues	482
Total Expenses	33
Net Income	449

Unrealized Gain (Loss)	7
Net Results	456

Schedule of Investments
Portfolio Company	Initial Acquisition Date	Maturity Date	Quantity/Par	Cost	Fair Value
Structured Finance - CLO Equity (1)
Apex Credit CLO 2024-I Ltd	4/24/2024	4/20/2026	14,957	13,052	12,688
Apex Credit CLO 2024-II Ltd	4/24/2024	4/23/2026	23,848	23,848	24,219
				$36,900	$36,907

(1)
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

11. SUBSEQUENT EVENTS

Distribution

The Board set distributions for the quarter ending September 30, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by the Company pursuant to authority granted by the Board. The distribution will be paid in cash.

Notes Issuance

On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The additional GECCI Notes are identical to the previously issued and outstanding GECCI Notes, other than with respect to the date of issuance and issue price.