Form 10-Q
period 2024-09-30
Great Elm Capital Corp.
filed 2024-10-31
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market
8.75% Notes due 2028	GECCZ	Nasdaq Global Market
8.50% Notes due 2029	GECCI	Nasdaq Global Market
8.125% Notes due 2029	GECCH	Nasdaq Global Market

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

As of October 24, 2024, the registrant had 10,449,888 shares of common stock, $0.01 par value per share, outstanding.

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

Cautionary Note Regarding Forward-Looking Information

Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or financial conditions. Important factors that could cause actual results to differ from those in the forward-looking statements contained in this report include, without limitation:

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
▪
the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress;
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

On September 1, 2023, we contributed investments in certain of our operating company subsidiaries and other specialty finance assets to our formerly wholly owned subsidiary, Great Elm Specialty Finance, LLC (“GESF”) in exchange for equity and subordinated indebtedness in GESF. In connection with this contribution, a strategic investor purchased approximately 12.5% of the equity interests and subordinated indebtedness in GESF. Through its subsidiaries, GESF provides a variety of financing options along a “continuum of lending” to middle-market borrowers, including receivables factoring, asset-based and asset-backed lending, lender finance, and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries. We currently own approximately 87.5% of GESF.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2023 and the nine months ended September 30, 2024:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
Quarter ended September 30, 2023	80,915	(87,268)	13.36%
Quarter ended December 31, 2023	68,813	(75,152)	13.77%
For the Year Ended December 31, 2023	$226,063	$(235,570)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
For the Nine Months Ended September 30, 2024	$283,960	$(174,453)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2024 and the year ended December 31, 2023. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Nine Months Ended September 30, 2024	For the Year Ended December 31, 2023
Beginning Investment Portfolio, at fair value	$230,612	$224,957
Portfolio Investments acquired(1)	283,960	226,063
Amortization of premium and accretion of discount, net	1,784	2,375
Portfolio Investments repaid or sold(2)	(174,453)	(235,570)
Net change in unrealized appreciation (depreciation) on investments	(10,732)	17,485
Net realized gain (loss) on investments	2,112	(4,698)
Ending Investment Portfolio, at fair value	$333,283	$230,612
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$43,613	13.08%	$52,322	22.69%
Structured Finance	32,893	9.87%	-	-%
Chemicals	24,656	7.40%	27,023	11.72%
Transportation Equipment Manufacturing	23,937	7.18%	17,261	7.49%
Technology	22,957	6.89%	7,342	3.18%
Consumer Products	22,331	6.70%	20,211	8.76%
Insurance	21,050	6.32%	16,026	6.95%
Credit Fund	16,724	5.02%	-	-%
Food & Staples	12,994	3.90%	7,199	3.12%
Closed-End Fund	12,479	3.74%	6,770	2.94%
Consumer Services	8,788	2.64%	1,742	0.76%
Metals & Mining	10,589	3.18%	9,538	4.14%
Oil & Gas Exploration & Production	10,511	3.15%	11,420	4.95%
Industrial	9,788	2.94%	3,719	1.61%
Shipping	8,808	2.64%	11,724	5.08%
Internet Media	7,039	2.11%	13,732	5.95%
Casinos & Gaming	6,610	1.98%	4,252	1.84%
Energy Services	6,496	1.95%	6,930	3.01%
Aircraft	4,356	1.31%	3,958	1.72%
Energy Midstream	4,042	1.21%	1,996	0.87%
Defense	3,994	1.20%	1,945	0.84%
Restaurants	3,989	1.20%	3,441	1.49%
Apparel	3,830	1.15%	2,007	0.87%
Financial Services	2,700	0.81%	-	-%
Electronics Manufacturing	2,382	0.71%	-	-%
Retail	2,186	0.66%	54	0.02%
Capital Equipment	1,997	0.60%	-	-%
Marketing Services	1,544	0.46%	-	-%
Total	$333,283	100.00%	$230,612	100.00%

Results of Operations

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$11,727	$1.12	$9,276	$1.22	$30,184	$3.16	$26,663	$3.51
Interest income	8,121	0.78	7,592	1.00	23,465	2.46	21,303	2.81
Dividend income	3,586	0.34	779	0.10	5,927	0.62	2,740	0.36
Other commitment fees	-	-	802	0.11	700	0.07	2,406	0.31
Other income	20	-	103	0.01	92	0.01	214	0.03
(1)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.
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

Interest income increased for the three and nine months ended September 30, 2024 as compared to the corresponding period in the prior year primarily due to an increased debt investment portfolio size. As of September 30, 2024, the debt investment portfolio had an average coupon rate of 12.3% on approximately $241.2 million of principal as compared to 12.5% on approximately $217.8 million of principal as of September 30, 2023, excluding positions on non-accrual in each period.

The increase in dividend income for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is primarily due to the investment in CLO Formation JV, LLC which was formed in the current year and pays periodic dividends to its equityholders.

Other commitment fees decreased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 attributable to exits from positions with revolver commitments.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$7,580	$0.73	$6,185	$0.82	$19,781	$2.07	$17,337	$2.28
Management fees	1,201	0.11	899	0.12	3,209	0.34	2,652	0.35
Incentive fees	1,018	0.10	763	0.10	2,580	0.27	2,315	0.30
Total advisory and management fees	$2,219	$0.21	$1,662	$0.22	$5,789	$0.61	$4,967	$0.65
Administration fees	375	0.04	420	0.06	1,156	0.12	1,056	0.14
Directors’ fees	52	-	51	0.01	160	0.02	156	0.02
Interest expense	4,210	0.40	3,344	0.44	10,490	1.09	8,934	1.18
Professional services	409	0.04	422	0.06	1,210	0.13	1,392	0.18
Custody fees	38	0.00	19	0.00	110	0.01	62	0.01
Other	277	0.03	267	0.03	866	0.09	770	0.10
Income Tax Expense
Excise tax	75	0.01	39	0.01	80	0.01	67	0.01
(1)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.
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

Management fees increased for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments.

Incentive fees increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to higher pre-incentive net investment income over the same period. Incentive fees increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to increased pre-incentive net investment income over the same period.

Professional services costs decreased for the three and nine months ended September 30, 2024 as compared to the corresponding periods in the prior year, primarily due to decreased legal expenses associated with specific transaction matters which have been partially offset by general rate increases for professional services including valuation and accounting costs.

Interest expense increased for the three and nine months ended September 30, 2024 as compared to the corresponding periods in the prior year primarily due to the issuance of $56.5 million in aggregate principal amount of the 8.50% Notes due 2029 (the “GECCI Notes”) in April and July 2024, and the issuance of $36.0 million in aggregate principal amount of the 8.125% Notes due 2029 (the “GECCH Notes”) in September 2024.

Realized Gains (Losses)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$226	$0.02	$(1,824)	$(0.24)	$2,112	$0.22	$563	$0.07
Gross realized gain	626	0.06	7,324	0.96	3,438	0.36	9,820	1.29
Gross realized loss	(400)	(0.04)	(9,148)	(1.20)	(1,326)	(0.14)	(9,257)	(1.22)
(1)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and nine months ended September 30, 2023.

Realized gain for the three months ended September 30, 2024 includes $0.3 million in gains from the realization of our investment in Florida Marine, LLC term loan. Realized losses for the three months ended September 30, 2024 includes $0.2 million in loss from the realization of our investment in Eagle Point Credit Company common equity.

Realized gain for the nine months ended September 30, 2024 includes $0.8 million in gains from the partial sale of our investment in American Coastal Insurance Corp unsecured bond and $0.8 million in gains from the partial sale of our investment in Blackstone Secured Lending Fund common equity. Realized losses for the nine months ended September 30, 2024 includes $0.6 million on the realization of our investment in PFS Holdings Corp. term loan and $0.3 million in loss from the realization of our investment in Eagle Point Credit Company common equity.

Realized gain for the three and nine months ended September 30, 2023 includes $5.7 million in gains on the realization of our investment in Prestige Capital Finance, LLC (“Prestige”) common equity in connection with the in-kind contribution to GESF and $0.7 million in gains from the sale of our investment in Crestwood Equity Partners, LP. Realized losses for the three and nine months ended September 30, 2023 includes $7.0 million in loss on the sale of Lenders Funding, LLC (“Lenders Funding”) common equity and $2.1 million in loss on the realization of our investment in Sterling Commercial Credit, LLC (“Sterling”) in connection with the in-kind contribution to GESF.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(821)	$(0.08)	$6,532	$0.86	$(10,742)	$(1.12)	$11,300	$1.49
Unrealized appreciation	13,190	1.26	13,518	1.78	12,649	1.32	18,702	2.46
Unrealized depreciation	(14,011)	(1.34)	(6,986)	(0.92)	(23,391)	(2.44)	(7,402)	(0.97)
(1)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.
(2)
The per share amounts are based on a weighted average of 7,601,958 outstanding common shares for the three and nine months ended September 30, 2023.

For the three months ended September 30, 2024, unrealized appreciation was primarily driven by an increase in fair value of our investment in CW Opportunity 2 LP of approximately $1.1 million and in our investment in Nice-Pak Products, Inc. warrants of approximately $0.5 million. Unrealized depreciation for the three months ended September 30, 2024 was primarily driven by a decrease in fair value of our investment in GESF common stock of approximately $1.1 million and in our investment in Blue Ribbon, LLC term loan of approximately $0.4 million.

For the nine months ended September 30, 2024, unrealized appreciation was primarily driven by an increase in fair value of our investment in Nice-Pak Products warrants of approximately $2.2 million and in our investment in Maverick Gaming, LLC term loan of approximately $1.5 million. Unrealized depreciation for the nine months ended September 30, 2024 was primarily driven by a decrease in fair value of our investment in GESF common stock of approximately $3.6 million and in our investment in New Wilkie Energy term loan of approximately $2.2 million.

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

As of September 30, 2024, we had approximately $0.3 million of cash and cash equivalents and approximately $25.7 million of money market fund investments at fair value. As of September 30, 2024, we had investments in 54 debt instruments across 45 companies, totaling approximately $234.5 million at fair value and 20 equity investments in 18 companies, with an aggregate fair value of approximately $98.8 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2024, we had approximately $11.1 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our September 30, 2024 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2024, net cash used for operating activities was approximately $114.1 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $47.0 million, reflecting payments for additional investments of $219.2 million, offset by proceeds from principal repayments and sales of $172.2 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $113.5 million, consisting of $35.7 million in proceeds from our issuance of shares of our common stock, net of related expenses, $88.8 million in net proceeds from the issuance of the GECCI Notes and GECCH Notes, less $11.0 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of September 30, 2024 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCM Notes	45,284	45,284	-	-	-
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	36,000	-	-	-	36,000
Total	$235,284	$45,284	$57,500	$96,500	$36,000

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of September 30, 2024, there were no borrowings outstanding under the revolving line.

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

Notes Payable

On January 11, 2018, we issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, we issued an additional $1.9 million and $1.5 million, respectively, of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCM Notes outstanding as of September 30, 2024 was $45.3 million.

On September 12, 2024, we caused redemption notices to be issued to the holders of the GECCM Notes regarding the Company's exercise of its option to redeem, in whole, the issued and outstanding GECCM Notes. We redeemed all of the issued and outstanding GECCM Notes on October 12, 2024 at 100% of the principal amount plus accrued and unpaid interest thereon from September 30, 2024 through, but excluding, the redemption date, October 12, 2024.

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of September 30, 2024 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of September 30, 2024 is $40.0 million.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of September 30, 2024 is $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of September 30, 2024 is $36.0 million.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCZ Notes, GECCI and GECCH Notes will mature on June 30, 2026, September 30, 2028, April 30, 2029, and December 31, 2029 respectively. The GECCO Notes are currently callable at the Company’s option and the GECCZ Notes, GECCI Notes and GECCH Notes can be called on, or after, September 30, 2025, April 30, 2026, and December 31, 2026, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the nine months ended September 30, 2024, the Company repurchased $0.3 million in principal amount of the GECCM Notes prior to redeeming them in full on October 12, 2024.

As of September 30, 2024, our asset coverage ratio was approximately 166.2%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2024
Fourth Quarter (through October 24, 2024)	N/A	$10.27	$9.90	--	--	--
Third Quarter	$12.04	10.90	9.66	(9.5)%	(19.8)%	$0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60
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

The last reported closing price for our common stock on October 24, 2024 was $10.05 per share. As of October 24, 2024, we had 9 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2022:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2022	March 30, 2022	$0.60
June 23, 2022	June 30, 2022	$0.45
September 15, 2022	September 30, 2022	$0.45
December 15, 2022	December 30, 2022	$0.45
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35

Recent Developments

Distribution

Our board set the distribution for the quarter ending December 31, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Redemption of GECCM Notes

On October 12, 2024, we redeemed all of the issued and outstanding GECCM Notes at 100% of the principal amount plus accrued and unpaid interest thereon from September 30, 2024 through, but excluding, the redemption date, October 12, 2024.

Issuance of Additional GECCH Notes

On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2024, approximately $174.6 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Although interest rates began to decline during the quarter, in recent years interest rates have risen and remain elevated. A prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 11 debt investments in our portfolio bore interest at a fixed rate, and the remaining 42 debt investments were at variable rates, representing approximately $66.6 million and $174.6 million in principal debt, respectively. As of December 31, 2023, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $68.2 million and $148.9 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of September 30, 2024. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$5,238
2.00%	3,492
1.00%	1,746
(1.00)%	(1,746)
(2.00)%	(3,492)
(3.00)%	(5,183)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of September 30, 2024, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.1

Seventh Supplemental Indenture, dated as of September 19, 2024, between Great Elm Capital Corp. and Equiniti Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 19, 2024)

10.1

Purchase Agreement, dated as of July 9, 2024, by and among the Company, Great Elm Capital Management, LLC and the purchasers named in Appendix A thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 9, 2024)

10.2+

Second Amended and Restated Limited Liability Company Agreement of CLO Formation JV, LLC dated as of August 20, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 22, 2024)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*#	Certification of the Registrant’s CEO and CFO

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) consolidated statements of assets and liabilities, (ii) consolidated statements of operations, (iii) consolidated statements of changes in net assets, (iv) consolidated statements of cash flows, (v) consolidated schedules of investments, and (vi) related notes to the consolidated financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in inline XBRL (included as Exhibit 101)

+ Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

* Filed herewith

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: October 31, 2024	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: October 31, 2024	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $259,732 and $179,626, respectively)	$256,777	$183,335
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $85,484 and $10,807, respectively)	85,474	10,807
Affiliated investments, at fair value (amortized cost of $12,378 and $13,423, respectively)	-	1,067
Controlled investments, at fair value (amortized cost of $80,642 and $46,300, respectively)	76,506	46,210
Total investments	418,757	241,419

Cash and cash equivalents	305	953
Receivable for investments sold	3,121	840
Interest receivable	3,652	2,105
Dividends receivable	622	1,001
Due from portfolio company	1	37
Deferred financing costs	262	335
Prepaid expenses and other assets	306	135
Total assets	$427,026	$246,825

Liabilities
Notes payable (including unamortized discount of $5,317 and $2,896, respectively)	$229,967	$140,214
Payable for investments purchased	66,043	3,327
Interest payable	170	32
Accrued incentive fees payable	2,594	1,431
Distributions payable	-	760
Due to affiliates	1,445	1,195
Accrued expenses and other liabilities	981	1,127
Total liabilities	$301,200	$148,086

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 10,449,888 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$104	$76
Additional paid-in capital	319,438	283,795
Accumulated losses	(193,716)	(185,132)
Total net assets	$125,826	$98,739
Total liabilities and net assets	$427,026	$246,825
Net asset value per share	$12.04	$12.99

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$6,321	$6,357	$18,276	$17,669
Non-affiliated, non-controlled investments (PIK)	826	552	2,267	1,591
Affiliated investments	-	33	64	95
Controlled investments	974	650	2,858	1,715
Controlled investments (PIK)	-	-	-	233
Total interest income	8,121	7,592	23,465	21,303
Dividend income from:
Non-affiliated, non-controlled investments	584	254	2,015	899
Controlled investments	3,002	525	3,912	1,841
Total dividend income	3,586	779	5,927	2,740
Other commitment fees from non-affiliated, non-controlled investments	-	802	700	2,406
Other income from:
Non-affiliated, non-controlled investments	20	103	92	214
Total other income	20	103	92	214
Total investment income	$11,727	$9,276	$30,184	$26,663

Expenses:
Management fees	$1,201	$899	$3,209	$2,652
Incentive fees	1,018	763	2,580	2,315
Administration fees	375	420	1,156	1,056
Custody fees	38	19	110	62
Directors’ fees	52	51	160	156
Professional services	409	422	1,210	1,392
Interest expense	4,210	3,344	10,490	8,934
Other expenses	277	267	866	770
Total expenses	$7,580	$6,185	$19,781	$17,337
Net investment income before taxes	$4,147	$3,091	$10,403	$9,326
Excise tax	$75	$39	$80	$67
Net investment income	$4,072	$3,052	$10,323	$9,259

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$227	$1,637	$2,738	$4,024
Affiliated investments	(1)	-	(626)	-
Controlled investments	-	(3,461)	-	(3,461)
Realized loss on repurchase of debt	(3)	-	(3)	-
Total net realized gain (loss)	223	(1,824)	2,109	563
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	715	2,581	(6,674)	8,416
Affiliated investments	1	25	(22)	177
Controlled investments	(1,537)	3,926	(4,046)	2,707
Total net change in unrealized appreciation (depreciation)	(821)	6,532	(10,742)	11,300
Net realized and unrealized gains (losses)	$(598)	$4,708	$(8,633)	$11,863
Net increase (decrease) in net assets resulting from operations	$3,474	$7,760	$1,690	$21,122

Net investment income per share (basic and diluted):	$0.39	$0.40	$1.08	$1.22
Earnings per share (basic and diluted):	$0.33	$1.02	$0.18	$2.77
Weighted average shares outstanding (basic and diluted):	10,449,888	7,601,958	9,556,695	7,601,958

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,072	$3,052	$10,323	$9,259
Net realized gain (loss)	223	(1,824)	2,109	563
Net change in unrealized appreciation (depreciation) on investments	(821)	6,532	(10,742)	11,300
Net increase (decrease) in net assets resulting from operations	3,474	7,760	1,690	21,122

Distributions to stockholders:
Distributions(1)	(3,657)	(2,661)	(10,274)	(7,982)
Total distributions to stockholders	(3,657)	(2,661)	(10,274)	(7,982)

Capital transactions:
Issuance of common stock, net	-	-	35,671	-
Net increase (decrease) in net assets resulting from capital transactions	-	-	35,671	-
Total increase (decrease) in net assets	(183)	5,099	27,087	13,140
Net assets at beginning of period	$126,009	$92,850	$98,739	$84,809
Net assets at end of period	$125,826	$97,949	$125,826	$97,949

Capital share activity
Shares outstanding at the beginning of the period	10,449,888	7,601,958	7,601,958	7,601,958
Issuance of common stock	-	-	2,847,930	-
Shares outstanding at the end of the period	10,449,888	7,601,958	10,449,888	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,690	$21,122
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(219,198)	(151,337)
Net change in short-term investments	(74,677)	5,298
Capitalized payment-in-kind interest	(2,046)	(1,747)
Proceeds from sales of investments	136,468	108,778
Proceeds from principal payments	35,704	48,052
Net realized (gain) loss on investments	(2,112)	(563)
Net change in unrealized (appreciation) depreciation on investments	10,742	(11,300)
Amortization of premium and accretion of discount, net	(1,784)	(1,726)
Net realized loss on repurchase of debt	3	-
Amortization of discount (premium) on long term debt	1,005	1,340
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,547)	392
(Increase) decrease in dividends receivable	379	341
(Increase) decrease in due from portfolio company	36	(46)
(Increase) decrease in prepaid expenses and other assets	(171)	3,081
Increase (decrease) in due to affiliates	1,413	1,478
Increase (decrease) in interest payable	138	14
Increase (decrease) in accrued expenses and other liabilities	(146)	405
Net cash provided by (used for) operating activities	(114,103)	23,582
Cash flows from financing activities
Repurchase of debt	(3)	-
Issuance of notes payable, net of issuance costs	88,821	38,416
Repayment of notes payable	-	(42,823)
Borrowings under credit facility	5,000	2,000
Repayments under credit facility	(5,000)	(12,000)
Proceeds from issuance of common stock, net of issuance costs	35,671	-
Distributions paid	(11,034)	(7,982)
Net cash provided by (used for) financing activities	113,455	(22,389)
Net increase in cash	(648)	1,193
Cash and cash equivalents and restricted cash, beginning of period	953	587
Cash and cash equivalents and restricted cash, end of period	$305	$1,780

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$304	$196
Cash paid for interest	$9,448	$7,523
The following tables provide a reconciliation of cash and cash equivalents and restricted cash reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statements of Cash Flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$305	$953
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$305	$953

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,780	$587
Total cash and cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$1,780	$587

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2024

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion 1500 E Lake Cook Rd Buffalo Grove, IL 60089	Chemicals	2nd Lien, Secured Loan	2	1M SOFR + 7.75%, 8.50% Floor (12.70%)	09/21/2022	11/24/2028	1,625	1,527	1,538
AI Aqua Merger Sub Inc 9399 West Higgins Road, Suite 1100 Rosemont, IL 60018	Capital Equipment	1st Lien, Secured Loan	2	1M SOFR + 3.50%, 4.00% Floor (8.70%)	09/17/2024	07/31/2028	2,000	1,998	1,997
American Coastal Insurance Corp. 800 2nd Avenue S. Saint Petersburg, FL 33701	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	13,000	7,845	12,238
Auction.com, LLC 1 Mauchly Irvine CA, 92618-2305	Financial Services	1st Lien, Secured Loan	2	6M SOFR + 6.00%, 7.00% Floor (10.74%)	09/09/2024	05/26/2028	2,842	2,740	2,700
Avation Capital SA 65 Kampong Bahru Road, #01-01 Singapore 169370	Aircraft	2nd Lien, Secured Bond	10, 11	8.25%	02/04/2022	10/31/2026	4,671	4,333	4,356
Blackstone Secured Lending 345 Park Avenue New York, NY 10154	Closed-End Fund	Common Equity	10	n/a	08/18/2022	n/a	325,000	10,051	9,519	*
Blue Ribbon, LLC 110 E Houston St. San Antonio, TX 78205	Food & Staples	1st Lien, Secured Loan	2	3M SOFR + 6.00%, 6.75% Floor (11.58%)	02/06/2023	05/07/2028	8,503	6,395	5,917
CLO Formation JV, LLC 800 South Street Suite 230 Waltham, MA 02453	Structured Finance	Common Equity	4, 10, 12	n/a	04/24/2024	n/a	104	33,342	32,893	71.25%
Conuma Resources LTD 235 Front St, Tumbler Ridge BC V0C 0B3, Canada	Metals & Mining	1st Lien, Secured Bond	10	13.13%	08/08/2024	05/01/2028	2,090	2,141	2,148
Coreweave Compute Acquisition Co. II, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2, 6	3M SOFR + 9.62%, 9.62% Floor (14.65%)	07/31/2023	07/31/2028	13,875	13,731	14,153
Coreweave Compute Acquisition Co. IV, LLC 101 Eisenhower Parkway, Suite 106 Roseland, NJ 07068	Technology	1st Lien, Secured Loan	2, 6	3M SOFR + 6.00%, 6.00% Floor (11.05%)	05/29/2024	05/16/2030	1,702	1,677	1,685
CW Opportunity 2 LP 1603 Orrington Avenue, 13th Floor Evanston, IL 60201	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	7,119
Creation Technologies, Inc. One Beacon Street, 23rd Floor Boston, MA 02108	Electronics Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 5.50%, 6.00% Floor (11.08%)	02/12/2024	10/05/2028	2,462	2,340	2,382
CSC Serviceworks 35 Pinelawn Road, Suite 120 Melville, NY 11747	Consumer Services	1st Lien, Secured Loan	2	3M SOFR + 4.00%, 4.75% Floor (9.26%)	09/26/2023	03/04/2028	4,964	4,256	4,327
Dynata, LLC (New Insight Holdings, Inc.) 4 Research Drive, Suite 300 Shelton, CT 06484.	Internet Media	1st Lien, Secured Loan	2, 6	3M SOFR + 5.00%, 6.00% Floor (10.38%)	07/15/2024	07/15/2028	795	785	795
Dynata, LLC (New Insight Holdings, Inc.) 4 Research Drive, Suite 300 Shelton, CT 06484.	Internet Media	1st Lien, Secured Loan	2, 6	3M SOFR + 5.50%, 6.50% Floor (10.88%)	07/15/2024	10/15/2028	4,780	4,780	4,491

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Dynata, LLC (New Insight Holdings, Inc.) 4 Research Drive, Suite 300 Shelton, CT 06484.	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	108,405	11,526	1,753	1.08%
Dynata, LLC (New Insight Holdings, Inc.) 4 Research Drive, Suite 300 Shelton, CT 06484.	Internet Media	Warrants	6, 8	n/a	07/15/2024	n/a	45,714	-	-	3.20%
ECL Entertainment, LLC 8978 Spanish Ridge Ave Las Vegas, NV 89148	Casinos & Gaming	1st Lien, Secured Loan	2	1M SOFR + 4.00%, 4.75% Floor (8.85%)	04/11/2024	08/31/2030	399	398	400
EPIC Crude Services LP 18615 Tuscany Stone, Suite 300 San Antonio, TX 78258	Energy Midstream	1st Lien, Secured Loan	2	1M SOFR + 5.00%, 6.00% Floor (9.96%)	02/08/2024	03/02/2026	1,995	1,997	1,997
Fairbanks Morse Defense (Arcline FM Holdings, LLC) 655 3 St, Suite 301 Beloit, WI 53511	Defense	1st Lien, Secured Loan	2	3M SOFR + 4.50%, 5.15% Floor (9.74%)	02/08/2024	06/23/2028	3,990	3,987	3,994
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6	3M SOFR + 8.50%, 9.50% Floor (14.01%)	03/24/2021	03/30/2028	12,545	12,254	12,399
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6	3M SOFR + 5.00%, 6.00% Floor (10.51%)	06/09/2023	03/30/2027	7,603	7,506	7,535
First Brands, Inc. 3255 West Hamlin Road Rochester Hills, MI 48309	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6	3M SOFR + 5.00%, 6.00% Floor (10.51%)	01/19/2024	03/30/2027	1,787	1,776	1,771
Flexsys Holdings 260 Springside Drive Akron, OH 44333	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.25%, 6.00% Floor (10.12%)	11/04/2022	11/01/2028	4,401	3,641	3,694
Foresight Energy 211 North Broadway, Suite 2600 St. Louis, MO 63102	Metals & Mining	1st Lien, Secured Loan	2, 6	3M SOFR + 8.00%, 9.50% Floor (12.70%)	07/29/2021	06/30/2027	5,915	5,939	5,848
Form Technologies, LLC 11325 N Community House Road, Suite 300 Charlotte, NC 28277	Industrial	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.75% Floor (9.91%)	01/25/2024	07/22/2025	3,236	3,149	3,150
FS KKR Capital Corp. 201 Rouse Boulevard Philadelphia, PA 19112	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	150,000	3,042	2,960	*
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	29,733	29,733	29,733
Great Elm Specialty Finance, LLC 3100 West End Ave, Suite 750 Nashville, TN 37203	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,567	13,880	87.50%
Greenfire Resources Ltd. 205 5th Avenue SW, Suite 1900 Calgary, AB T2P 2V7 Canada	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	5,178	5,091	5,601
Harvey Gulf Holdings LLC 701 Poydras Street, Suite 3700 New Orleans, LA 70139	Shipping	Secured Loan B	2, 6	1M SOFR + 7.09%, 9.09% Floor (11.93%)	02/28/2024	01/19/2029	8,784	8,716	8,808
Inmar, Inc. 1 W. 4th St, Suite 500 Winston-Salem, NC 27101	Consumer Services	1st Lien, Secured Loan	2	1M SOFR + 5.50%, 6.00% Floor (10.35%)	07/31/2024	05/01/2026	1,995	2,002	1,995
Invesco Senior Loan ETF 3500 Lacey Road, Suite 700 Downers Grove, 60515	Credit Fund	Common Equity	10	n/a	09/18/2024	n/a	250,000	5,287	5,253	*

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Ipsen International Holding GmbH 1 Main St Cambridge, MA 02142	Industrial	1st Lien, Secured Loan	2, 6, 7, 10	1M SOFR + 11.28%, 5.82% Floor (16.13%)	08/14/2024	07/31/2029	5,068	4,879	4,875
Janus Henderson AAA CLO ETF 151 Detroit Street Denver, CO 80206	Credit Fund	Common Equity	10	n/a	09/23/2024	n/a	64,000	3,254	3,256	*
Janus Henderson B-BBB CLO ETF 151 Detroit Street Denver, CO 80206	Credit Fund	Common Equity	10	n/a	09/23/2024	n/a	68,000	3,327	3,329	*
Loparex LLC 1255 Crescent Green Suite 400 Cary, NC 27518	Industrial	1st Lien, Secured Loan	2, 6	1M SOFR + 6.00%, 8.00% Floor (11.20%)	04/24/2024	02/01/2027	1,786	1,766	1,763
Lummus Technology Holdings 5825 N. Sam Houston Parkway West, #600 Houston, TX 77086	Chemicals	Unsecured Bond	11	9.00%	05/17/2022	07/01/2028	2,500	2,144	2,528
Mad Engine Global, LLC 6740 Cobra Way San Diego, CA, 92121	Apparel	1st Lien, Secured Loan	2	3M SOFR + 7.00%, 8.00% Floor (12.13%)	06/30/2021	07/15/2027	4,748	4,301	3,830
Manchester Acquisition Sub, LLC 251 Little Falls Drive, Wilmington, DE 19808	Chemicals	1st Lien, Secured Loan	2	3M SOFR + 5.75%, 6.50% Floor (10.92%)	09/26/2023	11/01/2026	6,020	5,622	5,599
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6	3M SOFR + 7.50%, 8.50% Floor (12.82%)	04/03/2024	06/03/2028	1,476	1,476	1,476
Maverick Gaming LLC 12530 NE 144th Street Kirkland, WA 98034	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 7.50%, 8.50% Floor (12.82%), (12.82% PIK)	04/03/2024	06/03/2028	5,392	6,085	4,734
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	1st Lien, Secured Loan	6, 9, 10	n/a	04/06/2023	04/06/2026	4,935	4,821	1,319
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Warrants	6, 8, 10	n/a	04/06/2023	n/a	1,078,899	-	-	*
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	SS Working Capital Facility	6, 10	16.00% PIK	02/22/2024	08/16/2024	1,138	1,138	1,138
New Wilkie Energy Pty Limited 56 Pitt Street Sydney, New South Wales 2000, Australia	Metals & Mining	Super Senior Receivership Loan	6, 10	15.00% PIK	05/29/2024	08/29/2024	136	134	136
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Secured Loan B	2, 6, 7	3M SOFR + 11.50%, 12.50% Floor (16.37%)	09/30/2022	09/30/2027	9,234	9,065	9,340
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	09/30/2029	1,448,864	-	1,449
NICE-PAK Products, Inc. Two Nice-Pak Park Orangeburg, NY 10962	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	2,855	2.56%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Northeast Grocery Inc 461 Nott St Schenectady, NY 12308	Food & Staples	1st Lien, Secured Loan	2	3M SOFR + 7.50%, 8.50% Floor (12.60%)	08/08/2024	12/13/2028	2,724	2,758	2,724
PFS Holdings Corp. 3747 Hecktown Road Easton, PA 18045	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC 6112 W 73rd Street Bedford Park, IL 60638	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2	3M SOFR + 4.75%, 5.25% Floor (9.91%)	02/09/2024	01/26/2029	2,325	2,145	2,232
ProFrac Holdings II, LLC 333 Shops Boulevard Suite 301 Weatherford, Texas 76087	Energy Services	1st Lien, Secured Loan	2, 6, 10, 11	3M SOFR + 7.25%, 9.75% Floor (12.12%)	12/27/2023	01/23/2029	6,474	6,416	6,496
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 12.00%, 13.25% Floor (17.31%), (11.31% cash + 6.00% PIK)	02/24/2021	02/24/2027	2,617	2,591	2,558
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00%, 17.25% Floor (21.32%), (21.32% PIK)	01/31/2023	02/24/2027	703	703	701
Ruby Tuesday Operations LLC 333 E. Broadway Avenue Maryville, TN 37804	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	730	2.81%
SCIH Salt Holdings Inc 10995 Lowell Avenue, Suite 500 Overland Park, KS 66210	Food & Staples	1st Lien, Secured Loan	2	3M SOFR + 3.50%, 4.50% Floor (8.76%)	09/17/2024	03/16/2027	2,991	2,994	2,988
SPDR Blackstone Senior Loan ETF One Lincoln Street Boston, MA 02211	Credit Fund	Common Equity	10	n/a	09/23/2024	n/a	117,000	4,885	4,886	*
Spencer Spirit Holdings, Inc. 6826 E Black Horse Pike Egg Harbor Township, NJ 08234	Retail	1st Lien, Secured Loan	2	3M SOFR + 5.50%, 5.50% Floor (10.74%)	06/25/2024	07/15/2031	900	893	899
Stone Ridge Opportunities Fund L.P. One Vanderbilt Ave., 65th Floor New York, NY 10017	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	3,597
Summit Midstream Holdings, LLC 910 Louisiana Street, Suite 4200 Houston, TX 77002	Energy Midstream	2nd Lien, Secured Bond	11	9.50%	10/19/2021	10/15/2026	2,000	1,927	2,045
Thryv, Inc. 2200 West Airfield Drive PO Box 619810 Dallas, TX 75261	Marketing Services	1st Lien, Secured Loan	2, 6, 10	1M SOFR + 6.75%, 7.50% Floor (11.60%)	04/30/2024	05/01/2029	1,530	1,516	1,544
Trouvaille Re Ltd. 1700 City Plaza Drive, Suite 200 Spring, TX 77389	Insurance	Preference Shares	8, 10, 12	n/a	03/27/2024	n/a	100	5,000	5,215

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
TRU Taj Trust 505 Park Avenue, 2nd Floor New York, NY 10022	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	54	2.75%
TruGreen Limited Partnership 1790 Kirby Parkway Suite 300 Memphis, TN 38138	Consumer Services	1st Lien, Secured Loan	2, 6	1M SOFR + 4.00%, 4.75% Floor (8.95%)	05/14/2024	11/02/2027	1,791	1,714	1,735
TruGreen Limited Partnership 1790 Kirby Parkway Suite 300 Memphis, TN 38138	Consumer Services	2nd Lien, Secured Loan	2, 6	3M SOFR + 8.50%, 9.25% Floor (13.37%)	05/14/2024	11/02/2028	900	706	731
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan B	2, 6, 7	1M SOFR + 12.88%, 13.88% Floor (18.13%), (9.13% cash + 9.00% PIK)	09/30/2021	09/29/2026	8,390	8,333	8,137
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Term Loan C	2, 6, 7	1M SOFR + 12.88%, 13.88% Floor (18.13%), (9.13% cash + 9.00% PIK)	09/30/2021	09/29/2026	3,235	3,207	3,121
Universal Fiber Systems 640 State Street Bristol, TN 37620	Chemicals	Warrants	6, 8	n/a	09/30/2021	n/a	3,383	-	39	1.50%
Vector Group Ltd 4400 Biscayne Blvd Miami FL 33137	Food & Staples	Unsecured Bond	10	10.50%	07/11/2024	11/01/2026	1,350	1,363	1,365
Vi Jon 8800 Page Avenue St. Louis, MO 63114	Consumer Products	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 10%, 12.5% Floor (15.51%), (13.51% cash + 2.00% PIK)	12/28/2023	12/28/2028	8,856	8,624	8,687
Victra (LSF9 Atlantis Holdings LLC) 2017 Fiesta Dr, Suite 201 Sarasota, USA, 34231	Retail	1st Lien, Secured Loan	2	3M SOFR + 5.25%, 6.00% Floor (9.85%)	02/12/2024	03/31/2029	1,226	1,227	1,233
W&T Offshore, Inc. 5718 Westheimer Road, Suite 700 Houston, TX 77057	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10, 11	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,910

Total Investments excluding Short-Term Investments (264.88% of Net Assets)								352,752	333,283
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	06/28/2024	n/a	60,000,000	59,789	59,779
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	10/26/2023	n/a	25,695,298	25,695	25,695
Total Short-Term Investments (67.93% of Net Assets)								85,484	85,474
TOTAL INVESTMENTS (332.81% of Net Assets)			13					$438,236	$418,757
Other Liabilities in Excess of Net Assets (232.81% of Net Assets)									$(292,931)
NET ASSETS									$125,826

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 4.96%. The one-month (“1M”) SOFR as of period end was 4.85%. The three-month (“3M”) SOFR as of period end was 4.59%. The six-month (“6M”) SOFR as of period end was 4.25%. The Prime as of period end was 8.00%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of September 30, 2024, the Ipsen International Holding GmbH secured loan, Maverick Gaming second out loan, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans, each of the Universal Fiber Systems term loans, and Vi-Jon secured loan pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 26.24% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $14,646; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $34,125; the net unrealized depreciation was $19,479; the aggregate cost of securities for Federal income tax purposes was $438,236.

* Represents less than 1%.

As of September 30, 2024, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$234,496	186.37%
Equity/Other	98,787	78.51%
Short-Term Investments	85,474	67.93%
Total	$418,757	332.81%

As of September 30, 2024, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$398,844	316.99%
Canada	7,749	6.16%
Bermuda	5,215	4.14%
Europe	4,356	3.46%
Australia	2,593	2.06%
Total	$418,757	332.81%

As of September 30, 2024, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$43,613	34.67%
Structured Finance	32,893	26.14%
Chemicals	24,656	19.60%
Transportation Equipment Manufacturing	23,937	19.02%
Technology	22,957	18.25%
Consumer Products	22,331	17.75%
Insurance	21,050	16.73%
Credit Fund	16,724	13.29%
Food & Staples	12,994	10.33%
Closed-End Fund	12,479	9.92%
Metals & Mining	10,589	8.42%
Oil & Gas Exploration & Production	10,511	8.35%
Industrial	9,788	7.78%
Shipping	8,808	7.00%
Consumer Services	8,788	6.98%
Internet Media	7,039	5.59%
Casinos & Gaming	6,610	5.25%
Energy Services	6,496	5.16%
Aircraft	4,356	3.46%
Energy Midstream	4,042	3.21%
Defense	3,994	3.17%
Restaurants	3,989	3.17%
Apparel	3,830	3.04%
Financial Services	2,700	2.15%
Electronics Manufacturing	2,382	1.89%
Retail	2,186	1.74%
Capital Equipment	1,997	1.59%
Marketing Services	1,544	1.23%
Short-Term Investments	85,474	67.93%
Total	$418,757	332.81%

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

The Company has accrued $80 of excise tax expense during the nine months ended September 30, 2024. The Company accrued $287 of excise tax expense during the year ended December 31, 2023.

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

For the three and nine months ended September 30, 2024 management fees amounted to $1,201 and $3,209, respectively. For the three and nine months ended September 30, 2023 management fees amounted to $899 and $2,652, respectively. As of September 30, 2024 and December 31, 2023, $1,200 and $887, respectively, remained payable.

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

For the nine months ended September 30, 2024 and 2023, the Company incurred Income Incentive Fees of $2,580 and $2,315, respectively. As of September 30, 2024, cumulative accrued incentive fees payable were $2,594, and after calculating the total return requirement, $882 was immediately payable. As of December 31, 2023, cumulative accrued incentive fees payable were $1,431, and after calculating the total return requirement, $764 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses under the Administration Agreement of $375 and $1,156, respectively. For the three and nine months ended September 30, 2023, the Company incurred expenses under the Administration Agreement of $420 and $1,056, respectively. As of September 30, 2024 and December 31, 2023, $245 and $308 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2024:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$88,786	$145,710	$234,496
Equity/Other	29,202	-	20,761	49,963
Short Term Investments	85,474	-	-	85,474
Total	$114,676	$88,786	$166,471	$369,933
Investment measured at net asset value(1)				48,824
Total Investments, at fair value				$418,757
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$78,054	$122,693	$200,747
Equity/Other	6,770	-	20,044	26,814
Short Term Investments	10,807	-	-	10,807
Total	$17,577	$78,054	$142,737	$238,368
Investment measured at net asset value(1)				3,051
Total Investments, at fair value				$241,419

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2024
Debt	$122,693	$15,172	$52,648	$(59)	$2,213	$(47,192)	$235	$145,710
Equity/Other	20,044	1,449	11,526	-	(12,258)	-	-	20,761
Total investment assets	$142,737	$16,621	$64,174	$(59)	$(10,045)	$(47,192)	$235	$166,471

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2023
Debt	$104,333	$(8,858)	$127,395	$(5,910)	$6,253	$(100,885)	$365	$122,693
Equity/Other	32,044	-	19,191	(3,273)	2,962	(30,880)	-	20,044
Total investment assets	$136,377	$(8,858)	$146,586	$(9,183)	$9,215	$(131,765)	$365	$142,737
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2024 totaled $(15,408) consisting of the following: $(3,238) related to debt investments and $(12,170) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2023 totaled $(2,538) consisting of the following: $(2,178) related to debt investments and $(360) relating to equity/other.

One investments with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the nine months ended September 30, 2024. Three investments with a fair value of $20,591 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the nine months ended September 30, 2024.

Two investments with an aggregate fair value of $8,858 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2023.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$95,915	Income Approach	Discount Rate	5.26% - 21.13% (13.12%)
	42,310	Recent Transaction
	7,485	Market Approach	Earnings Multiple	0.30 - 6.50 (4.04)
Total Debt	$145,710

Equity/Other	$13,919	Recent Transaction
	6,788	Market Approach	Earnings Multiple	0.10 - 8.25 (6.77)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$20,761

As of December 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$69,579	Income Approach	Discount Rate	8.77% - 56.16% (18.31%)
	28,733	Recent Transaction
	9,268	Market Approach	Earnings Multiple	0.50 - 8.75 (1.95)
	9,001	Income Approach	Implied Yield	3.24% - 18.59% (10.92%)
	6,112	Asset Recovery / Liquidation(3)
Total Debt	$122,693

Equity/Other	$17,477	Recent Transaction
	2,513	Market Approach	Earnings Multiple	0.10 - 8.75 (4.92)
	54	Asset Recovery / Liquidation(3)
Total Equity/Other	$20,044
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of September 30, 2024 the Company held four investments valued using NAV as a practical expedient. The Company has an unfunded commitment of $2.8 million with respect to these investments. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of September 30, 2024, there were no borrowings outstanding under the revolving line of credit.

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

Unsecured Notes

On January 11, 2018, the Company issued $43.0 million in aggregate principal amount of 6.75% notes due 2025 (the “GECCM Notes”). On January 19, 2018 and February 9, 2018, the Company issued an additional $1.9 million and $1.5 million of the GECCM Notes upon partial exercise of the underwriters’ over-allotment option. On September 12, 2024, we caused redemption notices to be issued to the holders of the GECCM Notes regarding the Company's exercise of its option to redeem, in whole, the issued and outstanding GECCM Notes. We redeemed all of the issued and outstanding GECCM Notes on October 12, 2024 at 100% of the principal amount plus accrued and unpaid interest thereon from September 30, 2024 through, but excluding, the redemption date, October 12, 2024.

On June 23, 2021, the Company issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

On August 16, 2023, the Company issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”).

On April 17, 2024, the Company issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, the Company issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes").

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCZ Notes, GECCI Notes and GECCH Notes will mature on June 30, 2026, September 30, 2028, April 30, 2029 and December 31, 2029, respectively. The GECCO Notes are currently callable at the Company’s option and the GECCZ Notes, GECCI Notes and GECCH Notes can be called on or after September 30, 2025, April 30, 2026 and December 31, 2026, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s consolidated statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the nine months ended September 30, 2024, the Company repurchased $0.3 million in principal amount of the GECCM Notes prior to redeeming them in full on October 12, 2024.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

September 30, 2024
GECCM Notes	$45,284	$1,662	N/A	$1.00
GECCO Notes	57,500	1,662	N/A	0.98
GECCZ Notes	40,000	1,662	N/A	1.02
GECCI Notes	56,500	1,662	N/A	1.02
GECCH Notes	36,000	1,662	N/A	1.00
Revolving Credit Facility	-	1,662	N/A	-
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

As of September 30, 2024, the Company’s asset coverage ratio was approximately 166.2%.

As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the indenture.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Borrowing interest expense	$3,819	$2,653	$9,485	$7,594
Amortization of acquisition premium	391	691	1,005	1,340
Total	$4,210	$3,344	$10,490	$8,934
Weighted average interest rate(1)	8.28%	8.42%	8.12%	7.74%
Average outstanding balance	$202,348	$157,619	$172,660	$154,289
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

	September 30, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,284	$45,284	$45,393
Unsecured Debt - GECCO Notes	57,500	57,500	56,465
Unsecured Debt - GECCZ Notes	40,000	40,000	40,720
Unsecured Debt - GECCI Notes	56,500	56,500	57,404
Unsecured Debt - GECCH Notes	36,000	36,000	35,914
Total	$235,284	$235,284	$235,896

	December 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCO Notes	57,500	57,500	56,792
Unsecured Debt - GECCZ Notes	40,000	40,000	40,224
Total	$143,110	$143,110	$142,809

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2024, the Company had one unfunded loan commitment totaling $8.3 million and a $2.8 million commitment to the CLO Formation JV, LLC, subject to the Company’s approval in certain instances. To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2024 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2024	2023
Per Share Data:(1)
Net asset value, beginning of period	$12.99	$11.16
Net investment income	1.08	1.22
Net realized gains (loss)	0.22	0.07
Net change in unrealized appreciation (depreciation)	(1.12)	1.48
Net increase (decrease) in net assets resulting from operations	0.18	2.77
Issuance of common stock	(0.08)	-
Distributions declared from net investment income(2)	(1.05)	(1.05)
Net decrease resulting from distributions to common stockholders	(1.13)	(1.05)
Net asset value, end of period	$12.04	$12.88
Per share market value, end of period	$10.17	$9.87

Shares outstanding, end of period	10,449,888	7,601,958
Total return based on net asset value(3)	0.88%	25.59%
Total return based on market value(3)	5.24%	33.85%

Ratio/Supplemental Data:
Net assets, end of period	125,826	97,949
Ratio of total expenses to average net assets before waiver (4),(5)	21.57%	24.28%
Ratio of total expenses to average net assets after waiver (4),(5)	21.57%	24.28%
Ratio of incentive fees to average net assets(4)	2.17%	2.50%
Ratio of net investment income to average net assets(4),(5)	12.32%	14.21%
Portfolio turnover	63%	68%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the nine months ended September 30, 2024 and 2023 average net assets were $118,981 and $92,617, respectively.
(5)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2024 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2024 represented 61% of the Company’s net assets.

Fair value as of September 30, 2024 along with transactions during the nine months ended September 30, 2024 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2024
Issue(1)	Fair value at December 31, 2023	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2024	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	979	-	419	(626)	66	-	64	-	-
Common Equity (5% of class)	88	-	-	-	(88)	-	-	-	-
	1,067	-	419	(626)	(22)	-	64	-	-
Totals	$1,067	$-	$419	$(626)	$(22)	$-	$64	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	28,733	1,000	-	-	-	29,733	2,858	-	-
Equity (87.5% of class)	17,477	-	-	-	(3,597)	13,880	-	-	942
	46,210	1,000	-	-	(3,597)	43,613	2,858	-	942

CLO Formation JV, LLC
Equity (71.25% of class)	-	33,342	-	-	(449)	32,893	-	-	2,970
	-	33,342	-	-	(449)	32,893	-	-	2,970

Totals	$46,210	$34,342	$-	$-	$(4,046)	$76,506	$2,858	$-	$3,912
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

In September 2024, the Company purchased $2.0 million par of the CoreWeave Compute Acquisition Co. II, LLC delayed draw term loan at its current fair value of $2.0 million from a wholly-owned subsidiary of Great Elm Specialty Finance, LLC.

The CLO JV was formed as a joint venture between the Company and a strategic partner in April 2024 to make investments in collateralized loan obligation entities and related warehouse facilities. The Company and strategic partner committed to providing $32.0 million in capital with future contributions to be called from each member on a pro rata basis based on their respective commitments. The Company’s initial contribution was $17.4 million for a 75% ownership interest and the strategic partner contributed $5.8 million for a 25% ownership interest. On August 20, 2024, the LLC Agreement for CLO JV was amended to admit an additional strategic partner. Following this amendment, the Company has a 71.25% ownership interest in CLO JV and the strategic partners have a 28.75% ownership interest. As of September 30, 2024 the Company's total capital commitment is $36.0 million, $2.8 million remains unfunded.

Selected unaudited financial information of CLO JV as of and for the three and nine months ended September 30, 2024 has been included below.

Balance Sheet	As of September 30, 2024
Total Assets	46,203
Total Liabilities	37
Net Equity	46,166

Statement of Operations	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Total Revenues	2,811	3,293
Total Expenses	19	52
Net Income	2,792	3,241

Realized Gain (Loss)	34	34
Unrealized Gain (Loss)	2,375	2,382
Net Results	5,201	5,657

Schedule of Investments
Portfolio Company	Initial Acquisition Date	Maturity Date	Quantity/Par	Cost	Fair Value
Structured Finance - CLO Equity (1)
Apex Credit CLO 2024-I Ltd	04/24/24	04/20/26	14,957	10,344	12,360
Apex Credit CLO 2024-II Ltd	07/02/24	04/23/26	34,550	31,095	31,461

Short-Term Investments
Blackrock Liquidity Funds FedFund Administration	07/25/24	n/a	1,246	1,246	1,246
Dreyfus Government Cash MGMT Admin SHS Fund	07/25/24	n/a	1,136	1,136	1,136

				$43,821	$46,203

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

11. SUBSEQUENT EVENTS

Distribution

The Board set distributions for the quarter ending December 31, 2024 at a rate of $0.35 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by the Company pursuant to authority granted by the Board. The distribution will be paid in cash.

Issuance of Additional GECCH Notes

On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option.

Redemption of GECCM Notes

On October 12, 2024, we redeemed all of the issued and outstanding GECCM Notes at 100% of the principal amount plus accrued and unpaid interest thereon from September 30, 2024 through, but excluding, the redemption date, October 12, 2024.