Form 10-K
period 2024-12-31
Great Elm Capital Corp.
filed 2025-03-10
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934O

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 603 Palm Beach Gardens, Florida	334101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market
8.75% Notes due 2028	GECCZ	Nasdaq Global Market
8.50% Notes due 2029	GECCI	Nasdaq Global Market
8.125% Notes due 2029	GECCH	Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $65.3 million as of June 30, 2024.

As of March 3, 2025, there were 11,544,415 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024, are incorporated by reference into Part III of this report.

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
▪
the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress, including the potential impact of tariff enactment and tax reductions;
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

Selected Risks Associated with Our Business

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
▪
A failure to detect fraud with respect to our specialty finance investments.
▪
We may not realize gains from our equity investments.
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

In addition, we invest in collateralized loan obligations ("CLOs") and related warehouse facilities through our joint venture, CLO Formation JV, LLC. Further, we make debt and equity investments in companies and operating platforms that originate and/or service commercial specialty finance businesses, including factoring, equipment finance, inventory leasing, merchant cash advance and hard money real estate lending. We also invest directly (including via participation) in the investments made by such businesses.

We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity‑linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

Our Portfolio as of December 31, 2024

A list of the industries in which we have invested as of December 31, 2024 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio, excluding short-term investments, at December 31, 2024.

CLO Formation JV, LLC

CLO Formation JV, LLC (the "CLO JV") is a joint venture owned 71.25% by the Company and 28.75% by strategic partners, to make investments in collateralized loan obligation entities and related warehouse facilities. The CLO JV’s investments primarily comprise of subordinated note securities in CLOs (colloquially referred to as “CLO equity”), as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes in CLOs represent beneficial interests in portfolios consisting primarily of broadly syndicated senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. CLO warehouses are short-to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes or preferred shares, representing the first-loss and residual interests in the vehicle, and senior debt provided by a bank. Participation in a CLO warehouse investment may afford the CLO JV the opportunity to enhance its returns through fee sharing agreements with the CLO collateral managers.

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

Great Elm Specialty Finance, LLC

Great Elm Specialty Finance, LLC (“GESF”) is a specialty finance company and through its subsidiaries, provides a variety of financing options along a “continuum of lending” to middle-market borrowers, including receivables factoring, asset-based and asset-backed lending, lender finance and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries. The Company owns approximately 87.5% of GESF.

Investment Manager and Administrator

Great Elm Capital Management, LLC’s (“GECM”) investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM’s team is led by Matt Kaplan, GECM’s Portfolio Manager and our President and Chief Executive Officer. GECM’s investment committee includes Matt Kaplan, Adam M. Kleinman, Jason W. Reese, Nichole Milz and Dan Cubell. Great Elm Group, Inc. (“GEG”) is the parent company of GECM. The address for GECM is 3801 PGA Blvd., Suite 603, Palm Beach Gardens, Florida, 33410.

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

GECM has entered into a shared services agreement with ICAM, pursuant to which ICAM will make available to GECM certain employees of ICAM to provide back-office services to GECM in exchange for reimbursement by GECM of the allocated portion of such employees’ time.

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

Exemptive Relief

We have received exemptive relief from the SEC that will allow us to co-invest, together with other investment vehicles managed by GECM (as well as with proprietary accounts of an affiliate of GECM), in specific investment opportunities in accordance with the terms and conditions of the SEC order granting such exemptive relief.

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

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	6.00%		7.15%		8.00%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)
(1)
Investment income includes interest income, dividends and other fee income.
(2)
Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 4.62% of net assets.
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

For the year ended December 31, 2024, we incurred $4.5 million in base management fees and $2.6 million in income-based fees accrued during the period. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2024.

For the year ended December 31, 2023, we incurred $3.5 million in base management fees and $3.1 million in income-based fees accrued during the period. The incentive fees were deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2023.

For the year ended December 31, 2022, we incurred $3.2 million in base management fees and $0.6 million in income-based fees accrued during the period. The incentive fees were deferred in accordance with the Investment Management Agreement. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2022.

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

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on July 23, 2024. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

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

Organization of the Investment Adviser

GECM is a Delaware limited liability company and is registered as an investment adviser under the Advisers Act. GECM’s principal executive offices are located at 3801 PGA Blvd., Suite 603, Palm Beach Gardens, Florida 33410.

Board Approval of the Investment Management Agreement

On July 23, 2024, our Board approved the renewal of the Investment Management Agreement through September 26, 2025. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to, among other things:

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

We are currently permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, calculated pursuant to the Investment Company Act, is at least equal to 150% immediately after each such issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). In addition, while certain types of indebtedness and senior securities remain outstanding, we may be required to make provisions to prohibit distributions to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. Our participation in any negotiated co-investment opportunities (other than those in which the only term negotiated is price) with investment funds, vehicles or accounts managed by investment managers under common control with GECM (as well as with proprietary accounts of an affiliate of GECM) is subject to compliance with the Exemptive Order.

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

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate.

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

Code of Business Conduct and Ethics and Insider Trading Policy

We have adopted a code of business conduct and ethics, which applies to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees and our investment adviser. Our code requires our directors, officers, employees and investment adviser to comply with applicable laws and regulations and helps to preserve the integrity of our Company. We intend to disclose any amendments to or waivers of required provisions of the code by filing reports on Form 8-K. Our code of business conduct and ethics can be accessed via our website at www.greatelmcc.com. Information on our website is not incorporated by reference in, and does not form part of, this Form 10-K.

Further, a Rule 17j-1 code of ethics has been adopted by the Company that is applicable to the officers and directors of the Company. In addition to establishing general standards of conduct for such persons, the Rule 17j-1 code of ethics also includes additional procedures as provided by Rule 17j-1 under the 1940 Act to prevent officers and directors of the Company from abusing their access to information about the Company's investments.

Additionally, we maintain an insider trading policy that governs the purchase, sale, and/or other dispositions of our Company's securities by directors, officers, and employees of the Company and certain other covered persons, and we have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as Nasdaq listing standards.

Copies of our code of business conduct and ethics and insider trading policy have been filed as Exhibit 14.1 and Exhibit 19.1, respectively.

Certain U.S. Federal Income Tax Matters

We have elected to be treated and intend to qualify each year as a regulated investment company ("RIC") under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25% of the market value of our total assets is invested in securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any one issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. We may generate certain income that might not qualify as qualifying income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and certain additional conditions are met, in which case an additional penalty tax would be payable with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate‑level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

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

(collectively, the "Annual Distribution Requirement"), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long‑term capital gain in excess of short‑term capital loss) that we distribute to our stockholders. However, due to limits on the deductibility of certain expenses, we may, in certain years, have aggregate taxable income subject to the Annual Distribution Requirement that is in excess of the aggregate net income actually earned by us in those years.

To the extent that we meet the Annual Distribution Requirement but retain our net capital gains for investment or any investment company taxable income, we will be subject to U.S. federal income tax on such income at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

A 4% U.S. federal excise tax is imposed on a RIC if the RIC does not meet certain additional distribution requirements for each calendar year. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

▪
at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
▪
at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
▪
certain undistributed amounts from previous years on which we paid no U.S. federal income tax (collectively, the “Excise Tax Exemption Requirement”).

While we generally intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the Excise Tax Exemption Requirement.

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we qualify as a RIC if we determine that being so taxed for a particular year would be in our best interests.

If we realize a net capital loss during any year in which we are a RIC, the excess of our net short‑term capital loss over our net long‑term capital gain is treated as a short‑term capital loss arising on the first day of our next taxable year and the excess of our net long‑term capital loss over our net short‑term capital gain is treated as a long‑term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund‑level U.S. federal income tax, regardless of whether amounts corresponding to such gain are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses to offset its investment company taxable income.

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
▪
adversely alter the characterization of certain complex financial transactions; and
▪
produce income that will not qualify for purposes of the 90% annual gross income requirement described above.

We will monitor our transactions and may make certain tax elections, borrow money or dispose of securities (even if it is not advantageous to dispose of such securities) to mitigate the effect of these rules, prevent disqualification of us as a RIC and prevent or mitigate imposition of corporate-level U.S. federal income tax. However, no assurances can be given as to our eligibility for any such tax elections or that any such tax elections that are made will fully mitigate the effects of these rules.

Investments we make in securities issued at a discount or providing for deferred interest or PIK interest may be subject to special tax rules that will affect the amount, timing and character of distributions to stockholders. For example, if we buy a debt security whose "stated redemption price at maturity" (generally, the sum of all payments required under the note other than payments of "qualified stated interest", which generally is stated interest that is unconditionally payable in cash or in property other than debt instruments of the issuer at least annually at a single fixed rate) exceeds its issue price by an amount that does not satisfy a de minimis test, we will generally be required to accrue the excess amount on a daily basis in accordance with a constant yield-to-maturity method (unless otherwise accelerated) and to distribute such income on a timely basis each year (in advance of receipt of corresponding cash) to maintain our tax treatment as a RIC and to avoid U.S. federal income and excise taxes. Because in these and certain other circumstances we may recognize income before or without receiving cash representing such income or incur expenses that are not fully deductible for tax purposes, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thereby be subject to corporate‑level income tax.

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

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax (plus an interest charge) on a portion of any “excess distribution” or gain from the disposition of such shares even if such amounts are distributed by us to our stockholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing treatment, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, subject to certain limitations, we can elect to mark‑to‑market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Our ability to make either election will depend on factors beyond our control. Under either election, we may be required to recognize in a year income in excess of distributions we receive from PFICs and proceeds we receive from dispositions of PFIC stock during that year, and such income will nevertheless generally be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

If we directly or indirectly hold 10% or more of the shares (by vote or value) in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “global intangible low-taxed income,” whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or constructively) by U.S. Stockholders. A “U.S. Stockholder”, for purposes of this paragraph, is any U.S. person that possesses (directly, indirectly, or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation. If we are required to include our pro rata share of "subpart F income" or "global intangible low-taxed income" in our gross income for a taxable year, we will be required to include such income in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute an amount equal to such income to satisfy the Annual Distribution Requirement and the Excise Tax Exemption Requirement.

Although the Code generally provides that income inclusions from QEFs and inclusions of subpart F income and global intangible low-taxed income from CFCs will be qualifying income for purposes of the 90% gross income requirement to the extent such income is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF or inclusions of subpart F income and global intangible low-taxed income during the RIC’s taxable year with respect to which no distribution is received would be qualifying income for the 90% gross income requirement. The U.S. Treasury, however, has issued regulations that treat such income as qualifying for purposes of the 90% gross income requirement, provided the income is derived with respect to a corporation’s business of investing in stock, securities or currencies.

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

If we borrow money, we may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Limits on our ability to pay dividends may prevent us from meeting the Annual Distribution Requirement, and may, therefore, jeopardize our qualification for taxation as a RIC, or subject us to the 4% excise tax.

Even if we are authorized to borrow funds and/or to sell assets in order to satisfy distribution requirements, under the Investment Company Act, we are not permitted to make cash distributions to our stockholders while our debt obligations and senior securities are outstanding unless certain “asset coverage” tests are met. This may also jeopardize our qualification for taxation as a RIC or subject us to the 4% excise tax.

Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the asset diversification requirements. If we dispose of assets to meet the Annual Distribution Requirement, the asset diversification requirements, or to reduce or eliminate the 4% excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income that we might otherwise earn, such as lease income, management fees, or income recognized in a work‑out or restructuring of a portfolio investment, may cause us not to satisfy the 90% gross income requirement. To manage the risk that such income might disqualify us as a RIC as a result of us failing to satisfy the 90% gross income requirement, one or more of our subsidiaries treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such corporations will be required to pay U.S. corporate income tax (and possible state or local tax) on their earnings, which ultimately will reduce the yield to our stockholders on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and relief is not available as discussed above, we would be subject to tax on all of our taxable income at regular corporate rates, and we would not be able to deduct distributions to stockholders. Distributions would generally be taxable to our stockholders as ordinary dividend income eligible for reduced maximum rates for non-corporate U.S. Holders (subject to certain limitations) to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate U.S. Holders would be eligible for the dividends received deduction from domestic corporations. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we were to fail to meet the RIC requirements for more than two consecutive years and then to seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate level tax on any such unrealized appreciation recognized during the succeeding five‑year period. Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, various distribution, income and asset-related requirements, and other requirements imposed under the Code. No assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may become impossible or impracticable.

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

The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is approximately $129. Such commissions include approximately $129 in brokerage commissions paid to Imperial Capital, LLC, an affiliated person of ICAM, beginning when ICAM became an affiliated person of the Company during the quarter ended December 31, 2021 through December 31, 2024. Brokerage commissions paid to Imperial Capital, LLC represent nearly 100% of our aggregate brokerage commissions during the most recent fiscal year and the dollar amount of transactions on which such brokerage commissions were paid represents nearly 100% of the aggregate dollar amount of transactions involving the payment of commissions during such fiscal year.

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

Our portfolio is subject to change over time and may be concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. Our portfolio is likely to be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact our aggregate realized returns. We may concentrate our investments in issuers that are part of the specialty finance industry, which represents approximately 13.3% of our total investments at fair value as of December 31, 2024. Such concentration may change as a result of additional investments in, or divestments in, the specialty finance industry and/or fluctuations in the fair value of our investments in the specialty finance industry and other industries.

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

We are exposed to risks relating to our specialty finance investments. There is no guarantee that our controls to monitor and detect fraud with respect to our specialty finance business will be effective and, as a result, we could face exposure to the credit risk associated with such investments. With respect to our asset-based loans, we generally limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event we could be exposed to material additional losses with respect to such loans or factoring products.

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

Our investments may be risky, and we could lose all or part of our investments. Our equity and debt investments are risky. Our debt portfolios, including those held by our specialty finance companies, are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. The Federal Reserve Board has since raised the federal funds rate and may raise, maintain or lower the federal funds rate in the future. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed-rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

Our investments may also consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a set percentage of holders of indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests. There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

Some of the loans in which we may invest, including broadly syndicated loans, may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. Additionally, we may also be exposed to more risks related to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with other loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and NAV.

There is a risk that the collateral securing our loans and notes may decrease in value over time, may be difficult to sell in a timely manner or at all, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company's financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan or note. Consequently, the fact that a loan or note is secured does not guarantee that we will receive principal and interest payments according to the loan's or note's terms, or at all, or that we will be able to collect on the loan or note should we be forced to enforce our remedies.

We also may invest in assets other than secured and senior secured debt instruments and income generating equity investments, including, unsecured debt, subordinated debt, mezzanine debt, preferred equity and other structured securities. Many of these investments have lower priority claims as compared to senior debt in the case of an event of default or an insolvency or restructuring, which may increase our exposure to losses and could adversely affect our investment returns.

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

Unfunded Commitments. From time to time, we purchase revolving credit loans with unfunded commitments in the ordinary course of business. In the event multiple borrowers of such revolving credit loans were to draw these commitments at the same time, including during a market downturn, it could have an adverse impact on our cash reserves and liquidity position at a time when it may be more difficult for us to sell other assets. Additionally, under Rule 18f-4 under the Investment Company Act, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the Investment Company Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

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

Investing in middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our portfolio investments defaults on its loans or notes or fails to perform as we expect. A significant portion of our portfolio consists of debt and equity investments in privately owned middle-market companies. Investing in middle-market companies involves a number of significant risks. Compared to larger publicly owned companies, these middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees, as well as increased competition in the labor market, could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

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

Furthermore, investing in middle‑market companies involves a number of additional significant risks, including:

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
▪
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
▪
we, our executive officers, directors, GECM, its affiliates and/or any of their respective principals and employees, may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation;
▪
changes in laws and regulations (including the tax laws), as well as their interpretations, may adversely affect their business, financial structure or prospectus;
▪
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
▪
a portion of our income may be non-cash income, such as contractual PIK interest, which represents interest added to the debt balance and due at the end of the instrument’s term, in the case of loans, or issued as additional notes in the case of bonds. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectible if the borrower defaults.

An investment strategy that includes privately held companies presents challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns. We invest in privately held companies. Generally, little public information exists about these companies, and we are required to rely on GECM’s or our specialty finance partners’ ability to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose money on our investments. Also, privately held companies frequently have shorter operating histories, less diverse product lines and smaller market presence than larger competitors, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Further, privately-held companies typically depend on the management talents and efforts of a small group of persons, and therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse effect on such portfolio company and, in turn, on us. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

Additionally, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Junior priority liens on collateral securing loans and notes that we invest in may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the senior priority creditors and us. We may purchase loans or notes that are secured by a second priority or more junior security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us or the indenture trustee to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow. Typically the intercreditor agreements expressly subordinate our junior lien debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans and notes.

The reference rates for our loans may change. Actions by market participants or by government agencies, including central banks, may affect prevailing interest rates and the reference rates for loans to our portfolio companies, which may make the financial terms of our loans less attractive. Actions by governments may create inflation in asset prices that over-state the value of our portfolio companies and their assets and drive cycles of capital market activities (like mergers and acquisitions) at a rate and at prices in excess of those that would prevail in an unaffected market.

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

We may be subject to risks associated with investments in collateralized loan obligations. We invest in collateralized loan obligations (“CLOs”) and warehouse loan facilities through our joint venture, CLO Formation JV, LLC. Such investments may present risks similar to those of the other types of investments in which we may invest and, in fact, such risks may be of greater significance in the case of CLOs and warehouse loan facilities. Moreover, investing in such products may entail a variety of unique risks. Among other risks, CLO and warehouse facility investments may be subject to prepayment risk. In addition, the performance of a CLO or warehouse facility will be affected by a variety of factors, including its priority in the capital structure of the issuer thereof, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. In addition, we may face additional risks related to CLOs and warehouse facilities. A CLO is typically a bankruptcy-remote securitization entity that owns senior secured, second lien or unsecured corporate loans. CLOs make payments to investors as payments are received with respect to their underlying asset pools. If proceeds of the underlying asset pools are not large enough to provide payments to all investors, securities held by the more junior investors in the CLOs will likely suffer a principal loss. In an event of default, typically the most senior tranche of debt may direct the CLO manager to liquidate the CLO. In the event of a liquidation, the unrated or most subordinated tranches of a CLO will not receive any payment until all principal and interest on the senior debt is paid in full. In addition, the value of the underlying collateral in the asset pools may decrease in value. CLO securities are illiquid instruments, and we may not be able to sell such securities at favorable prices, if at all.

We and/or our portfolio companies may be materially and adversely impacted by global climate change. Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.

The lack of liquidity in our investments may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if needed. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments or could be unable to dispose of our investments in a timely manner. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliate of GECM has material non-public information regarding such portfolio company.

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

We depend on the diligence, skill, judgment, network of business contacts and personal reputations of certain key personnel of GECM and our future success depends on their continued service. The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of GECM, could have a material adverse effect on our business, financial condition or results of operations.

Our ability to grow depends on our ability to raise equity capital and/or access debt financing. We intend to periodically access the capital markets to raise cash to fund new investments. We expect to continue to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income (as defined by the Code), and, as a result, such distributions will not be available to fund new investments. As a result, we must borrow from financial institutions or issue additional securities to fund our growth. Unfavorable economic or capital market conditions, including interest rate volatility, may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. There has been and will continue to be uncertainty in the financial markets in general. An inability to successfully access the capital or credit markets for either equity or debt could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the Investment Company Act or our lenders. Any such failure, or a tightening or general disruption of the credit markets, would affect our ability to issue senior securities, including borrowings, and pay dividends or other distributions, which could materially impair our business or our ability to qualify for RIC tax treatment under the Code.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results. The economy is subject to periodic downturns that, from time to time, result in recessions or more serious adverse macroeconomic events. For example, many countries and industries around the globe experienced downturns and contractions as they grappled with the short- and long-term economic impacts of the COVID-19 pandemic, elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, and volatility in global capital markets. Our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay loans or notes during these periods. Therefore, our non‑performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the market value of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability. The condition of the global financial market, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, may cause economic uncertainties or deterioration in the United States and worldwide, and may subject our investments to heightened risks. Additionally, the United States has recently enacted and proposed to enact significant new tariffs. Further, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs.

These heightened risks could also include to: increased risk of default; greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle transactions (i.e., a market freeze); and unavailability of hedging techniques. During times of political uncertainty and/or change, global markets often become more volatile. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. Any of these risks could have a material adverse effect on our business, financial condition and result of operations.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income. For U.S. federal income tax purposes, we may be required to include in income certain amounts before our receipt of the cash attributable to such amounts, such as OID on a debt instrument, which generally is required to be taken into account for U.S. federal income tax purposes throughout the term of the debt instrument on a constant yield basis. Also, we may be required to include in income other amounts that we will not receive in cash, including, for example, non‑cash income from deferred payment securities and hedging and foreign currency transactions. In addition, we intend to seek debt investments in the secondary market that represent attractive risk-adjusted returns, taking into account both stated interest rates and current market discounts to par value. Such market discount may be included in income before we receive any corresponding cash payments (depending on whether certain elections are made). Certain of our debt investments earn PIK interest, resulting in income without receipt of cash.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our ability to generally avoid being subject to U.S. federal income tax at the corporate level. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate‑level income taxes.

However, in order to satisfy the Annual Distribution Requirement (as defined below) for a RIC, we may, but have no current intention to, declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on 100% of the fair market value of the shares received as part of the dividend on the date a stockholder received it in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

We may expose ourselves to risks associated with the inclusion of non-cash income prior to receipt of cash. To the extent we invest in debt instruments that result in OID for U.S. federal income tax purposes, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash.

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

More generally, market prices of OID instruments are more volatile because they are impacted to a greater extent by interest rate changes than instruments that pay interest periodically in cash. Ordinarily, OID would also create the risk of non-refundable cash payments to GECM based on non-cash accruals that may never be realized; however, this risk is mitigated since the Investment Management Agreement requires GECM to defer any incentive fees on Accrued Unpaid Income (as defined below), the effect of which is that Income Incentive Fees otherwise payable with respect to Accrued Unpaid Income become payable only if, as, when and to the extent cash is received by us or our consolidated subsidiaries in respect thereof.

Additionally, as described above, we may be required to make distributions of non-cash income to stockholders without receiving any cash so as to satisfy certain requirements necessary to maintain our ability to generally avoid being subject to corporate level income taxation. Such required cash distributions may have to be paid from the sale of our assets without investors being given any notice of this fact. The required recognition of non-cash income, including OID, for U.S. federal income tax purposes may have a negative impact on liquidity because it represents a non-cash component of our taxable income that must, nevertheless, be distributed to investors to avoid us being subject to corporate level taxation.

We may choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive. We may distribute a portion of our taxable distributions in the form of shares of our stock. In accordance with certain applicable U.S. Treasury regulations and other related administrative pronouncements issued by the Internal Revenue Service (the "IRS"), a RIC may be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive its entire distribution in either cash or stock of the RIC, subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of their share of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale, which would result in a capital loss, the deductibility of which is subject to limitations. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, such sales may put downward pressure on the trading price of our stock.

We may expose our self to risks if we engage in hedging transactions. If we engage in hedging transactions, we may be exposed to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated because we may not be able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged.

Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non‑U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

We will be subject to corporate level U.S. federal income tax if we are unable to meet certain RIC qualification and distribution requirements under the Code. No assurance can be given that we will be able to qualify for and maintain RIC status and generally avoid corporate-level U.S. federal income taxation. To maintain RIC tax treatment under the Code, we must meet certain annual distribution, source of income and asset diversification requirements.

The Annual Distribution Requirement (as defined below) for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short‑term capital gains in excess of realized net long‑term capital losses, if any. Because we may use debt financing, we may be subject to asset coverage ratio requirements under the Investment Company Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to make the required distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate‑level U.S. federal income tax.

The source of income requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet the asset diversification requirements could result in us having to dispose of investments quickly in order to prevent the loss of RIC status. Because most of our investments will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Further, the illiquidity of our investments may make them difficult or impossible to dispose of in a timely manner.

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions and the value of our shares of common stock.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business. Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisors regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

We may be obligated to pay our investment adviser certain fees even if we incur a loss. Our Investment Advisory Agreement entitles the Adviser to receive an income-based incentive fee regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. In addition, any income-based incentive fee may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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

We incur significant costs as a result of being a publicly traded company. As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd‑Frank Act of 2010 and other rules implemented by our government.

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

As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially take actions that would change current trade policies. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Any of these actions, if taken, could have a significant adverse effect on our business, financial condition and results of operations.

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

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations. Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or GECM may engage third party service providers to provide us with services necessary for the operation of our business. Any failure or interruption of such systems or services could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Such events, in turn, could have a material adverse effect on our business, financial condition and operating results and adversely impact our business, financial condition or results of operations.

Ineffective internal controls could impact our business and operating results. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

There are significant potential conflicts of interest that could impact our investment returns. Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of GECC, GECM, other GECM-affiliated entities and the employees of GECM. Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of entities, including ICAM or funds managed by ICAM, and affiliates of GECM and investment funds managed by our affiliates that operate in the same or related lines of business as GECC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Matt Kaplan, our President and Chief Executive Officer, is a portfolio manager at GECM and a member of its investment committee. Further, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with GECM and any advisers that may in the future become affiliated with GEG. GEG, the parent company of GECM, currently holds approximately 12.5% of our outstanding common stock.

Although funds managed by GECM may have different primary investment objectives than us, they may from time to time invest in asset classes similar to those we target. GECM is not restricted from raising an investment fund with investment objectives similar to ours. Any such funds may also, from time to time, invest in asset classes similar to those targeted by, and eligible for purchase by, us. GECM will endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any duties owed to us and such other funds. It is possible that we may not be given the opportunity to participate in investments made by investment funds managed by investment managers affiliated with GECM. To the extent that we compete with entities managed by GECM or any of its affiliates for a particular investment opportunity, GECM will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) its internal investment allocation policies (which provide that no allocation decisions may be based on the fees or allocations paid by a particular client), (2) the requirements of the Advisers Act, and (3) restrictions under the Investment Company Act regarding co-investments with affiliates, including the requirements of the Exemptive Relief Order (as defined below). There is no guarantee that any conflicts of interest regarding investment allocations will be resolved in favor of the Company.

Our participation in any negotiated co-investment opportunities (other than those in which the only term negotiated is price) with investment funds managed by investment managers under common control with GECM (as well as with proprietary accounts of an affiliate of GECM) is subject to compliance with the SEC order dated October 2, 2024 (the “Exemptive Relief Order”). The allocation of all or a portion of an investment opportunity to co-investors could result in lower returns for us than had we taken the full opportunity for ourself. There may be certain investment opportunities that fall outside the scope of the Relief or otherwise may not be permitted to be allocated to us. Accordingly, we may not be able to participate in all investment opportunities that GECM determines would otherwise be suitable for us.

We pay management and incentive fees to GECM, and reimburse GECM for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

GECM’s management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds and other forms of leverage) and GECM may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness. The use of leverage increases the likelihood of default on our debt or other leverage, which would disfavor investors in our common stock.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed on income that may include interest that is accrued but not yet received in cash, but payment is made on such accrual only once corresponding income is received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, which would result in the reversal of any previously accrued and unpaid incentive fees. On April 6, 2022, our Board and the independent directors approved the amendment to the Investment Management Agreement (the "Amendment") to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of the Capital Gains Incentive Fee and reset the Capital Gains Commencement Date (as defined below) and the mandatory deferral commencement date, effectively resetting the incentive fee total return hurdle, which was subsequently approved by our stockholders on August 1, 2022.

The Investment Management Agreement renews for successive annual periods if approved by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. However, we and GECM each have the right to terminate the agreement without penalty upon 60 days’ written notice to the other party. Moreover, conflicts of interest may arise if GECM seeks to change the terms of the Investment Management Agreement, including, for example, the terms for compensation. Except in limited circumstances, any material change to the Investment Management Agreement must be submitted to our stockholders for approval under the Investment Company Act, and we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

Pursuant to the Administration Agreement, we pay GECM our allocable portion of overhead and other expenses incurred by GECM in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

We and GECM have adopted compliance policies and procedures that are reasonably designed to address the various conflicts of interest that may arise in good faith. As a result of the arrangements described above, there may be times when our management team has interests that differ from those of our stockholders, giving rise to a conflict.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions we make, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for us, GECM will consider our investment and tax objectives and our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

Our investment adviser’s liability is limited under the Investment Management Agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account. GECM has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our board of directors in declining to follow GECM’s advice or recommendations. Pursuant to the Investment Management Agreement, GECM, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the Investment Management Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect GECM, its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of GECM’s duties or obligations under the Investment Management Agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Management Agreement. These protections may lead GECM to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Relating to Our Common Stock

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
▪
changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs or BDCs;
▪
failure to qualify as a RIC, or the loss of RIC status;
▪
changes in market interest rates and decline in the prices of debt;
▪
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
▪
changes, or perceived changes, in the value of our portfolio investments;
▪
departures of GECM’s key personnel;
▪
operating performance of companies comparable to GECC; or
▪
general economic conditions and trends and other external factors.

In addition, sales of a substantial number of shares of our common stock in the public market, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. If the price of shares of our common stock decreases for any of these or other reasons, an investor may lose money if he were to sell his shares of our common stock.

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

Provisions of the Maryland General Corporation Law and our organizational documents could deter takeover attempts and have an adverse impact on the prices of our common stock. The Maryland General Corporation Law and our organizational documents contain provisions that may discourage, delay or make more difficult a change in control of GECC or the removal of our directors. Our Board has adopted a resolution that any business combination between us and any other person is exempted from the provisions of the Maryland Business Combination Act, provided that the business combination is first approved by our Board, including a majority of the directors who are not interested persons as defined in the Investment Company Act. This resolution may be altered or repealed in whole or in part at any time; however, our Board will adopt resolutions so as to make us subject to the provisions of the Maryland Business Combination Act only if our Board determines that it would be in our best interests and if the SEC staff does not object to our determination that GECC being subject to the Business Combination Act does not conflict with the Investment Company Act. If this resolution is repealed, or the Board does not otherwise approve a business combination, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Our Board could amend our bylaws to repeal our current exemption from the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of GECC and increase the difficulty of consummating such a transaction.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees. Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders, (c) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the MGCL or our charter or bylaws or (d) any action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock shall be deemed to have notice of and to have consented and waived any objection to this exclusive forum provision of our bylaws, as the same may be amended from time to time. Our board of directors, without stockholder approval, adopted this exclusive forum provision so that we can respond to such litigation more efficiently, reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums, and make it less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements. However, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder believes is favorable for disputes with us or our directors, officers or other employees, if any, and may discourage lawsuits against us and our directors, officers or other employees, if any. We believe the risk of a court declining to enforce this exclusive forum provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provision. However, if a court were to find such provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any claim of the sort mentioned above be brought in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share of common stock may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below NAV.

When our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of GECC and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, equals the fair value of such securities (less any distributing commission or discount calculated). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage of our existing stockholders’ ownership at that time will decrease, and they may experience dilution.

Our stockholders may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital. We intend to make distributions to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this document. Due to the asset coverage test applicable to us under the Investment Company Act as a BDC, we may be limited in our ability to make distributions. In addition, pursuant to covenants in the indentures governing our outstanding debt securities, we have agreed to only make distributions to our stockholders when our asset coverage is at least equal to the threshold set forth in the Investment Company Act, subject to certain exceptions.

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

We currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, though we may in the future decide to retain such capital gains for investment and elect to treat such gains as deemed distributions to our stockholders. If this happens, you will be treated as if you had received an actual distribution of the capital gains we retain and reinvested the net after tax proceeds in GECC. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you.

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

If we were to sell shares of our common stock below its then current NAV per share, such sales would result in an immediate dilution to the NAV per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition, if we issue warrants or securities to subscribe for, or that are convertible into, shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than NAV per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the NAV per share at the time of exercise or conversion. This dilution would include reduction in NAV per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

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

Risks Relating to Indebtedness

We may borrow additional money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us. We have existing indebtedness and may in the future borrow additional money, including borrowings under the Loan, Guarantee and Security Agreement, as amended (the “Loan Agreement”) , dated as of May 5, 2021, with City National Bank (“CNB”), each of which magnifies the potential for loss on amounts invested and may increase the risk of investing with us. Although the terms of some of the agreements governing our existing indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial and could be secured. Our ability to service our existing and potential future debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we could employ at any particular time will depend on GECM’s and our Board’s assessment of market and other factors at the time of any proposed borrowing.

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

Illustration. The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The first table assumes the actual amount of senior securities outstanding as of December 31, 2024. The second table assumes the maximum amount of senior securities outstanding as permitted under our asset coverage ratio of 150%. The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(14.64)%	(9.64)%	(4.64)%	0.36%	5.36%
(1)
Assumes $324.3 million in total portfolio assets, excluding short term investments, $195.4 million in senior securities outstanding, $136.1 million in net assets, and an average cost of funds of 7.70%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total portfolio assets of at least 4.64%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(15.23)%	(10.23)%	(5.23)%	(0.23)%	4.77%
(1)
Assumes $401.1 million in total portfolio assets, excluding short term investments, $272.2 million in senior securities outstanding, $136.1 million in net assets, and an average cost of funds of 7.70%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total portfolio assets of at least 5.23%.

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

As of December 31, 2024, we had approximately $195.4 million of total outstanding indebtedness in the aggregate under four series of senior securities (unsecured notes)—the GECCO Notes, the GECCZ Notes, the GECCI Notes and the GECCH Notes (each as defined herein)—and our asset coverage ratio was 169.7%.

On May 5, 2021, we entered into the Loan Agreement, which provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base). As of December 31, 2024, there were no borrowings outstanding under the Loan Agreement. We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB.

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

Incurring additional leverage may magnify our exposure to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability. If we incur additional leverage, including through the offering of Notes hereby, general interest rate fluctuations may have a more significant negative impact on our financial condition and results of operations than they would have absent such additional incurrence, and, accordingly, may have a material adverse effect on our investment objectives and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we may borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these borrowed funds.

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

The Loan Agreement contains various covenants that may limit our ability to react to changes in the economy or, if not complied with, could accelerate repayment under the Loan Agreement should we borrow under such agreement, thereby materially and adversely affecting our liquidity, financial condition and results of operations. The Loan Agreement requires us to comply with certain financial and operational covenants. In particular, the Loan Agreement contains covenants that limit, among other restrictions, our ability to sell assets, incur additional indebtedness, including secured indebtedness, make investments, pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payment, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, and enter into transactions with our affiliates. We are also required to comply with certain financial covenants relating to our net assets and asset coverage.

These, and any similar provisions in any future indebtedness, could limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; make it more difficult for us to satisfy our obligations with respect to our indebtedness; require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes; limit our flexibility in planning for, or reacting to, changes in our operations or business; make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; or make us more vulnerable to downturns in our business, our industry or the economy.

As of the date of this prospectus, we are in compliance in all material respects with the covenants of the Loan Agreement. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Loan Agreement. Failure to comply with these covenants could result in a default under the Loan Agreement that, if we were unable to obtain a waiver from the lenders, such lenders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful. Our ability to satisfy our debt obligations depends upon, among other things:

•
our future financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control;
•
our future ability to refinance or restructure our debt obligations, which depends on, among other things, the condition of capital markets, our financial condition and the terms of existing or future debt agreements; and
•
our future ability to borrow under the Loan Agreement, the availability of which depends on, among other things, our compliance with the covenants contained therein.

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the Loan Agreement or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our indebtedness, we will be in default and holders of such indebtedness could declare all outstanding principal and interest to be due and payable, terminate any commitments to loan money, our secured lenders (including the lenders under the Loan Agreement) could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation.

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

As a part of its cybersecurity program, GECM's cybersecurity processes and systems are reviewed and assessed by third parties. These third parties assess and report on GECM’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks. These third parties also help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third-party consultants and vulnerabilities are reviewed by Great Elm's Information Technology & Security Committee ("IT Committee"), comprised of GECM's Chief Operating Officer and other members of Company management as well as its third-party IT and consultant. In order to oversee and identify risks from cybersecurity threats associated with its use of large vendors and material third parties who will have access to sensitive data or client systems and facilities, GECM requires third parties to adhere to GECM's cybersecurity requirements prior to accessing such data. In addition, GECM performs periodic reviews of its critical vendors with the assistance of a third-party consultant to identify and assess the vendors’ security posture to reduce risk to the Company.

GECM also provides its employees with cybersecurity awareness training at onboarding and semiannually, as well as interim security reminders and alerts. GECM’s third-party consultants conduct regular phishing tests and provide additional training as appropriate.

In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. We will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and GECM’s policies and systems designed to manage cybersecurity risks and related disclosures.

Governance and Oversight of Cybersecurity Risks

GECM’s cybersecurity program is managed by the IT Committee. The members of the IT Committee collectively have years of experience helping to oversee the information technology infrastructure and processes at GECM and other asset managers. The IT Committee is responsible for supervising and interfacing with providers to implement GECM’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.

GECM has also developed an incident response framework to monitor the prevention, detection, mitigation and remediation of cybersecurity events. This framework is managed and implemented by the IT Committee, with support from third-party consultants. The IT Committee alongside the General Counsel and Chief Compliance Officer of GECM are responsible for gathering information with respect to cybersecurity incidents, assessing their severity and determining potential responses, as well as communicating with business leaders and senior management and the Board of Directors, as appropriate.

Our Board monitors cybersecurity risk as part of GECM's overall risk management program. Our Board has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee, which includes oversight of risks related to cybersecurity threats. The Audit Committee and the Board, as appropriate, are informed about risks related to cybersecurity threats through periodic reports from GECM's Chief Operating Officer. Such reporting includes updates on GECM’s cybersecurity program, the external threat environment, and GECM’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on GECM’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents, where applicable.

Impact of Cybersecurity Risks

As of the filing of this Form 10-K, we are not aware of any cyber-attacks that have occurred since the beginning of 2024 that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have not occurred. For additional information about these risks, see "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Item 2. Properties.

Our executive offices are located at 3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL 33410 and are provided by GECM in accordance with the terms of the Administration Agreement.

Item 3. Legal Proceedings.

A description of our legal proceedings is included in Note 7 of the consolidated financial statements for the year ended December 31, 2024.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of March 3, 2025, there were approximately 10 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

The following are our outstanding classes of securities as of December 31, 2024:

Title of Class	Amount Authorized	Amount Held by GECC or for GECC's Account	Amount Outstanding Exclusive of Amounts Shown in the Adjacent Column
Common Stock	1,000,000,000	-	11,544,415
GECCO Notes	-	-	$57.5 million
GECCZ Notes	-	-	$40.0 million
GECCI Notes	-	-	$56.5 million
GECCH Notes	-	-	$41.4 million

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

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.” During the last two fiscal years, our common stock has generally traded below NAV. During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as 26.0% premium and as low as a 40.0% discount to NAV. It is not possible to predict whether our common stock will trade at, above or below NAV. See "Item 1A. Risk Factors - Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV."

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2025
First Quarter (through March 03, 2025)	N/A	$11.39	$11.22	--	--	--
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.35
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35
Fiscal year ending December 31, 2022
Fourth Quarter	$11.16	$10.29	$8.17	(7.8)%	(26.8)%	$0.45
Third Quarter	12.56	12.70	8.04	1.1%	(36.0)%	0.45
Second Quarter	12.84	15.00	12.30	16.9%	(4.2)%	0.45
First Quarter	15.06	18.99	13.80	26.1%	(8.4)%	0.60

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

During the year ended December 31, 2024, our distributions were made from distributable earnings. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

The following table summarizes our distributions declared for record dates since January 1, 2023:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from December 31, 2019, the last trading day before the fifth preceding fiscal year, through December 31, 2024. The graph assumes that, on December 31, 2019, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the last day of trading. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

$22,000
$19,000
$16,000
$13,000
$10,000
$7,000
$4,000
$1,000
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/21/24
Great Elm Capital Corp.
S&P 500
NASDAQ

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

Purchases of Equity Securities

None.

Financial Highlights

Below is the schedule of financial highlights of the Company:

									November 3, 2016 (Commencement of Operations) to
	For the Year Ended December 31,								December 31,
	2024	2023	2022	2021	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$12.99	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14	$86.46
Net investment income	1.27	1.65	1.67	3.02	3.22	6.40	8.64	9.05	1.61
Net realized gains (loss)	0.19	(0.62)	(20.16)	(2.37)	(4.39)	0.76	1.36	1.87	(2.07)
Net change in unrealized appreciation (depreciation)	(1.10)	2.30	16.00	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)	(7.88)
Net increase (decrease) in net assets resulting from operations	0.36	3.33	(2.49)	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)	(8.34)
Issuance of common stock	(0.11)	-	(1.03)	0.81	(10.66)	-	-	-	-
Accretion from share buybacks	-	-	-	-	-	0.51	-	1.99	4.04
Distributions declared from net investment income(2)	(1.45)	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net decrease resulting from distributions to common stockholders	(1.56)	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net asset value, end of period	$11.79	$12.99	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14
Per share market value, end of period	$10.99	$10.65	$8.29	$18.48	$21.60	$46.68	$47.10	$59.04	$70.02

Shares outstanding, end of period	11,544,415	7,601,958	7,601,958	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400	2,131,813
Total return based on net asset value(3)	2.14%	30.98%	(22.17)%	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	17.87%	50.53%	(46.53)%	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$136,113	$98,739	$84,809	74,556	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver (4),(5)	22.11%	24.92%	22.14%	14.69%	25.84%	16.46%	9.96%	7.87%	10.27%	(5)(7)
Ratio of total expenses to average net assets after waiver (4),(5)	22.11%	24.92%	16.43%	14.69%	25.84%	16.46%	9.96%	8.00%	9.99%	(5)(7)
Ratio of incentive fees to average net assets(4)	2.12%	3.35%	0.66%	(4.91)%	1.68%	2.80%	0.13%	2.89%	3.04%	(5)
Ratio of net investment income to average net assets(4),(5)	10.24%	13.42%	12.30%	14.02%	11.77%	11.18%	12.30%	11.56%	10.52%	(5)(7)
Portfolio turnover	86%	98%	53%	66%	64%	81%	67%	116%	27%
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
(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and the period ended December 31, 2016 average net assets were $121,555, $93,441, $85,029, $87,975, $60,884, $97,791, $124,668, $151,986, and $179,366, respectively.
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15	(3)
Total stockholder transaction expenses
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	3.27%	(4)
Incentive fee	1.90%	(5)
Interest payments on borrowed funds	10.93%	(6)
Other expenses	3.38%
Total annual expenses	19.49%

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
(5)
See “Item 1. Business — Management and Incentive Fees.”
(6)
Assumes borrowings representing approximately 160.7% of our average net assets at an average annual interest rate of 7.70%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and GECM’s assessment of market and other factors at the time of any proposed borrowing.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains) (none of which is subject to the capital gains incentive fee)	$165	$435	$641	$968
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)	$173	$452	$661	$979

This example should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. The amounts included in the table above for “Other expenses” represent our estimates for the fiscal year ending December 31, 2024.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2024 and 2023 items and year to year comparisons between 2024 and 2023. For the discussion of 2023 compared to 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses. To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income-generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. In addition, we invest in collateralized loan obligation (“CLO”) securities and related warehouse facilities. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion. We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity-linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

On April 23, 2024, we contributed investments in certain CLOs and formed a joint venture, the CLO Formation JV, LLC (the “CLO JV”) to facilitate the creation of CLOs. The CLO JV invests primarily in the subordinated note securities in CLOs (colloquially referred to as “CLO equity”), as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses

On September 1, 2023, we contributed investments in certain of our operating company subsidiaries and other specialty finance assets to our formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF. In connection with this contribution, a strategic investor purchased approximately 12.5% of the equity interests and subordinated indebtedness in GESF. Through its subsidiaries, GESF provides a variety of financing options along a “continuum of lending” to middle-market borrowers including, receivables factoring, asset-based and asset-backed lending, lender finance, and equipment financing. GESF expects to generate both revenue and cost synergies across its specialty finance company subsidiaries.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2024 and 2023:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2023	53,293	(57,175)	13.06%
Quarter ended June 30, 2023	23,042	(15,975)	13.47%
Quarter ended September 30, 2023	80,915	(87,268)	13.36%
Quarter ended December 31, 2023	68,813	(75,152)	13.77%
For the Year Ended December 31, 2023	$226,063	$(235,570)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
Quarter ended December 31, 2024	61,724	(71,123)	12.37%
For the Year Ended December 31, 2024	$345,684	$(245,576)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2024 and 2023. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Beginning Investment Portfolio, at fair value	$230,612	$224,957
Portfolio Investments acquired(1)	345,684	226,063
Amortization of premium and accretion of discount, net	2,437	2,375
Portfolio Investments repaid or sold(2)	(245,576)	(235,570)
Net change in unrealized appreciation (depreciation) on investments	(10,771)	17,485
Net realized gain (loss) on investments	1,876	(4,698)
Ending Investment Portfolio, at fair value	$324,262	$230,612
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$43,215	13.31%	$52,322	22.69%
Structured Finance	40,089	12.36%	-	-%
Technology	29,811	9.19%	7,342	3.18%
Transportation Equipment Manufacturing	26,140	8.06%	17,261	7.49%
Chemicals	26,131	8.06%	27,023	11.72%
Consumer Products	25,179	7.77%	20,211	8.76%
Insurance	22,364	6.90%	16,026	6.95%
Metals & Mining	13,071	4.03%	9,538	4.14%
Industrial	12,874	3.97%	3,719	1.61%
Oil & Gas Exploration & Production	10,436	3.22%	11,420	4.95%
Food & Staples	9,367	2.89%	7,199	3.12%
Shipping	8,872	2.74%	11,724	5.08%
Consumer Services	8,681	2.68%	1,742	0.76%
Internet Media	6,997	2.16%	13,732	5.95%
Energy Services	6,522	2.01%	6,930	3.01%
Casinos & Gaming	5,485	1.69%	4,252	1.84%
Apparel	4,911	1.51%	2,007	0.87%
Aircraft	4,566	1.41%	3,958	1.72%
Defense	3,999	1.23%	1,945	0.84%
Restaurants	3,789	1.17%	3,441	1.49%
Closed-End Fund	3,430	1.06%	6,770	2.94%
Retail	3,100	0.96%	54	0.02%
Financial Services	2,532	0.78%	-	-%
Marketing Services	1,416	0.44%	-	-%
Textiles	1,285	0.40%	-	-%
Energy Midstream	-	-%	1,996	0.87%
Total	$324,262	100.00%	$230,612	100.00%

Results of Operations

Investment Income

	For the Year Ended December 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$39,323	$3.99	$35,825	$4.71
Interest income	31,541	3.20	28,901	3.80
Dividend income	6,925	0.70	3,478	0.46
Other commitment fees	700	0.07	3,075	0.40
Other income	157	0.02	371	0.05
(1)
The per share amounts are based on a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024 and a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans. For the years ended December 31, 2024 and 2023, income includes non-cash PIK income of $3.0 million and $2.6 million, respectively.

Interest income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to growth of the debt portfolio.

Dividend income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the investment in CLO Formation JV, LLC, which was formed in the current year and pays periodic dividends to its equity holders.

Other commitment fees decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 attributable to fewer revolver investment positions with associated commitment fees.

Expenses

	For the Year Ended December 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$26,522	$2.69	$22,996	$3.03
Management fees	4,456	0.45	3,539	0.47
Incentive fees	2,580	0.26	3,132	0.41
Total advisory and management fees	$7,036	$0.71	$6,671	$0.88
Administration fees	1,376	0.14	1,522	0.20
Directors’ fees	211	0.02	205	0.03
Interest expense	14,882	1.51	11,742	1.54
Professional services	1,816	0.18	1,772	0.23
Custody fees	147	0.01	81	0.01
Other	1,054	0.11	1,003	0.13
Income Tax Expense
Excise tax	348	0.04	287	0.04

(1)
The per share amounts are based on a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024 and a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023.

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

Overall expenses for the year ended December 31, 2024 increased as compared to the year ended December 31, 2023 primarily due to interest expense as a result of the issuance of $56.5 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”) in April and July 2024, and the issuance of $41.4 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes") in September and October 2024, partially offset by the redemption of $45.6 million in aggregate principal amount of 6.75% notes due 2025 ("GECCM Notes") during the year.

Management fees increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments.

Incentive fees decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the annualized return on quarterly net income before incentive fee falling short of the hurdle rate for the three months ended December 31, 2024, offset with higher pre-incentive net investment income during the nine months ended September 30, 2024.

The decrease in administration fees for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is attributable to a decrease in overhead allocations under the administrative agreement with GECM.

Professional services costs increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to increased legal expenses associated with specific transaction matters, as well as general rate increases for professional services including custody, valuation, and accounting costs.

Realized Gains (Losses)

	For the Year Ended December 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$1,874	$0.19	$(4,707)	$(0.62)
Gross realized gain	3,723	0.38	11,702	1.54
Gross realized loss	(1,849)	(0.19)	(16,409)	(2.16)
(1)
The per share amounts are based on a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024 and a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023.

Realized gain for the year ended December 31, 2024 includes $0.8 million in gains from the partial sale of our investment in American Coastal Insurance Corp ("ACIC") unsecured bond and $0.7 million in gains from the partial sale of our investment in Blackstone Secured Lending Fund common equity. Realized loss for the year ended December 31, 2024 includes $0.6 million on the realization of our investment in PFS Holdings Corp. term loan and $0.5 million in loss from the realization of our investment in Blue Ribbon, LLC term loan.

During year ended December 31, 2023, realized gain includes $5.7 million in gains on the realization of our investment in Prestige Capital Finance, LLC (“Prestige”) common equity in connection with the in-kind contribution to GESF and $0.9 million in gains from the partial sale of our investment in ACIC. Realized losses for the year ended December 31, 2023 includes $7.0 million in loss on the sale of Lenders Funding, LLC (“Lenders Funding”) common equity and $4.6 million in loss related to the write off of investments in Avanti Communications Group plc (“Avanti Communications”).

Change in Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant unrealized appreciation (depreciation) of our investment portfolio.

	For the Year Ended December 31,
	2024		2023
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net change in unrealized appreciation/ (depreciation)	$(10,771)	$(1.09)	$17,498	$2.30
Unrealized appreciation	15,194	1.55	28,101	3.69
Unrealized depreciation	(25,965)	(2.64)	(10,603)	(1.39)
(1)
The per share amounts are based on a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024 and a weighted average of 7,601,958 outstanding common shares for the year ended December 31, 2023.

For the year ended December 31, 2024, unrealized appreciation was primarily driven by an increase in fair value of our investment in Nice-Pak Products warrants of approximately $2.0 million and in our investment in CW Opportunity 2 LP of approximately $1.2 million.

Unrealized depreciation for the year ended December 31, 2024 was primarily driven by a decrease in fair value of approximately $5.8 million in our investments in Dynata, LLC (f/k/a Research Now Group, Inc.) and approximately $4.0 million in our investment in GESF common equity. The mark downs on our investments in Dynata were due to a slowdown in the demand for their services from a weak mergers and acquisitions environment leading to a bankruptcy filing in May 2024. The decrease in fair value on GESF was attributable to weaker than planned new deal originations.

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

As of December 31, 2024, we had approximately $8.4 million of money market fund investments at fair value. As of December 31, 2024, we had investments in 53 debt instruments across 44 companies, totaling approximately $236.7 million at fair value and 18 equity investments in 14 companies, with an aggregate fair value of approximately $87.5 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2024, we had approximately $14.6 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient cash and other liquid assets on our December 31, 2024 balance sheet to satisfy the unfunded commitments.

For the year ended December 31, 2024, net cash provided by operating activities was approximately $82.7 million, reflecting the purchases and proceeds from sales of investments and principal repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $$93.6 million, reflecting payments for additional investments of $335.0 million, offset by proceeds from principal repayments and sales of $241.4 million.

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

For the year ended December 31, 2024, cash provided by financing activities was $81.7 million, which consisted of $97.9 million in net proceeds from the issuance of the GECCI Notes and GECCH Notes and $48.7 million in issuances of common stock, which was partially offset by $45.6 million in payments on the redemption of the GECCM Notes and $15.1 million in distributions to stockholders.

For the year ended December 31, 2023, cash used for financing activities was $25.3 million, which consisted of $38.4 million in net proceeds from the issuance of the GECCZ Notes which was offset by $42.8 million in payments to retire the GECCN Notes, $10.0 in net repayments on the revolving credit facility and $10.6 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and other cash obligations as of December 31, 2024 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
Total	$195,400	$-	$57,500	$137,900	$-

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

Revolver

On May 5, 2021, we entered into the Loan Agreement with CNB. The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line currently bear interest at a rate equal to (i) the Secured Overnight Financing Rate ("SOFR") plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of December 31, 2024, there were no borrowings outstanding under the revolving line.

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of December 31, 2024 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” ). The aggregate principal balance of the GECCZ Notes outstanding as of December 31, 2024 is $40.0 million.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of December 31, 2024 is $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes" and, together with the GECCO Notes, GECCZ Notes and GECCI Notes, the "Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of December 31, 2024 is $41.4 million.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCZ Notes, GECCI Notes and GECCH Notes will mature on June 30, 2026, September 30, 2028, April 30, 2029, and December 31, 2029 respectively. The GECCO Notes are currently callable at the Company’s option and the GECCZ Notes, GECCI Notes and GECCH Notes can be called on, or after, September 30, 2025, April 30, 2026, and December 31, 2026, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the year ended December 31, 2024, the Company redeemed the GECCM Notes in full on October 12, 2024.

As of December 31, 2024, our asset coverage ratio was approximately 169.7%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2024, approximately $179.8 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Recent Developments

Distribution

Our Board set a distribution for the quarter ending March 31, 2025 at a rate of $0.37 per share. The full amount of the distribution will be from distributable earnings. The schedule of the distribution payment will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $65.1 million and $179.8 million in principal debt, respectively. As of December 31, 2023, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $68.2 million and $148.9 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of December 31, 2024. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$5,395
2.00%	3,597
1.00%	1,798
(1.00)%	(1,798)
(2.00)%	(3,597)
(3.00)%	(5,395)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of December 31, 2024, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three and twelve months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GECC adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.3	Fourth Supplemental Indenture, dated as of June 23, 20121, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.4	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.5	Fifth Supplemental Indenture, dated as of August 16, 2023, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 16, 2023)

4.6	Global Note (8.75% Notes due 2028), dated August 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 16, 2023)

4.7	Sixth Supplemental Indenture, dated as of April 17, 2024 by and between Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 17, 2024)

4.8	Global Note (8.50% Notes due 2029), dated as of April 17, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 17, 2024)

4.9	Seventh Supplemental Indenture, dated as of September 19, 2024 by and between Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 19, 2024)

4.10	Form of Global Note (representing the Company's 8.125% Notes due 2029), dated as of September 19, 2024 (included in Exhibit 4.13)

4.11*	Description of Registered Securities

10.1	Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement filed on July 1, 2022)

10.2	Administration Agreement, dated as of September 27, 2016, by and between the Registrant and GECM (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016)

10.3

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.5	Custody Agreement, dated as of July 1, 2023, by and between the Registrant and The Northern Trust Company (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 29, 2024)

10.6	Form of Trademark License Agreement (incorporated by reference to Exhibit 13(b) to the Registration Statement on Form N-14 (File No. 3330212817) filed on August 1, 2016).

10.7	Loan, Guarantee and Security Agreement, dated May 5, 2021, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2021)

10.8+

Third Amendment, dated as of November 22, 2023 to Loan, Guarantee and Security Agreement, as of May 5, 2021, by and among Great Elm Capital Corp. and City National Bank, as amended (incorporated by reference in Exhibit 10.1 to the Form 8-K filed on November 27, 2023)

10.9

Second Amended and Restated Limited Liability Company Agreement of CLO Formation JV, LLC dated as of August 20, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 22, 2024)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 29, 2024)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on February 29, 2024)

19.1*	Insider Trading Policy for GECC

21.1*	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

23.2*	CLO Formation JV, LLC Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

97.1	GECC Clawback Policy (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 29, 2024)
99.1*	Audited Financial Statements of CLO Formation JV, LLC

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Assets and Liabilities, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Net Assets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Schedules of Investments, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in inline XBRL (included as Exhibit 101)

* Filed or furnished herewith

+ Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 10, 2025.

GREAT ELM CAPITAL CORP.

By:	/s/ Matt Kaplan
Name:	Matt Kaplan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2025.

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

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Great Elm Capital Corp. (the “Company”) as of December 31, 2024 and 2023, including the consolidated schedules of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years ended December 31, 2024, and financial highlights for each of the five years then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets and cash flows for each of the three years ended December 31, 2024, and the financial highlights for each of the five years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Investments — Refer to Footnote 2 and 4 in the financial statements

Critical Audit Matter Description

The Company has investments whose fair values are based on complex valuation techniques and unobservable inputs. These financial instruments can span a broad array of investments, including debt and equity investments in privately owned middle‑market companies that lack observable market prices. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 investments was $192,891,000 as of December 31, 2024.

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

March 10, 2025

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $244,378 and $179,626, respectively)	$240,958	$183,335
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $8,448 and $10,807, respectively)	8,448	10,807
Affiliated investments, at fair value (amortized cost of $12,378 and $13,423, respectively)	-	1,067
Controlled investments, at fair value (amortized cost of $87,014 and $46,300, respectively)	83,304	46,210
Total investments	332,710	241,419

Cash and cash equivalents	-	953
Receivable for investments sold	5,065	840
Interest receivable	3,306	2,105
Dividends receivable	364	1,001
Due from portfolio company	32	37
Due from affiliates	160	-
Deferred financing costs	237	335
Prepaid expenses and other assets	154	135
Total assets	$342,028	$246,825

Liabilities
Notes payable (including unamortized discount of $5,705 and $2,896, respectively)	$189,695	$140,214
Payable for investments purchased	11,194	3,327
Interest payable	32	32
Accrued incentive fees payable	1,712	1,431
Distributions payable	577	760
Due to affiliates	1,385	1,195
Accrued expenses and other liabilities	1,320	1,127
Total liabilities	$205,915	$148,086

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 11,544,415 shares issued and outstanding and 7,601,958 shares issued and outstanding, respectively)	$115	$76
Additional paid-in capital	332,111	283,795
Accumulated losses	(196,113)	(185,132)
Total net assets	$136,113	$98,739
Total liabilities and net assets	$342,028	$246,825
Net asset value per share	$11.79	$12.99

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

		For the Year Ended December 31,
		2024	2023	2022
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments		$24,619	$23,582	$15,325
Non-affiliated, non-controlled investments (PIK)		3,026	2,281	1,220
Affiliated investments		64	128	97
Affiliated investments (PIK)		-	-	58
Controlled investments		3,832	2,677	1,984
Controlled investments (PIK)		-	233	-
Total interest income		31,541	28,901	18,684
Dividend income from:
Non-affiliated, non-controlled investments		2,354	1,147	1,815
Controlled investments		4,571	2,331	2,539
Total dividend income		6,925	3,478	4,354
Other commitment fees from non-affiliated, non-controlled investments		700	3,075	1,155
Other income from:
Non-affiliated, non-controlled investments		157	264	236
Non-affiliated, non-controlled investments (PIK)		-	107	-
Total other income		157	371	236
Total investment income		$39,323	$35,825	$24,429

Expenses:
Management fees		$4,456	$3,539	$3,205
Incentive fees		2,580	3,132	565
Administration fees		1,376	1,522	938
Custody fees		147	81	53
Directors’ fees		211	205	215
Professional services		1,816	1,772	1,967
Interest expense		14,882	11,742	10,690
Other expenses		1,054	1,003	937
Total expenses		$26,522	$22,996	$18,570
Incentive fee waiver		-	-	(4,854)
Net expenses		$26,522	$22,996	$13,716
Net investment income before taxes		$12,801	$12,829	$10,713
Excise tax		$348	$287	$252
Net investment income		$12,453	$12,542	$10,461

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments		$2,500	$(1,246)	$(15,262)
Affiliated investments		(626)	-	(110,784)
Controlled investments		-	(3,461)	-
Realized loss on repurchase of debt		(3)	-
Total net realized gain (loss)		1,871	(4,707)	(126,046)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments		(7,129)	15,040	267
Affiliated investments		(22)	(226)	106,945
Controlled investments		(3,620)	2,684	(7,210)
Total net change in unrealized appreciation (depreciation)		(10,771)	17,498	100,002
Net realized and unrealized gains (losses)		$(8,900)	$12,791	$(26,044)
Net increase (decrease) in net assets resulting from operations		$3,553	$25,333	$(15,583)

Net investment income per share (basic and diluted):	(1)	$1.27	$1.65	$1.67
Earnings per share (basic and diluted):	(1)	$0.36	$3.33	$(2.49)
Weighted average shares outstanding (basic and diluted):	(1)	9,844,014	7,601,958	6,251,391
(1)
Weighted average shares outstanding and per share amounts have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2024	2023	2022
Increase (decrease) in net assets resulting from operations:
Net investment income	$12,453	$12,542	$10,461
Net realized gain (loss)	1,871	(4,707)	(126,046)
Net change in unrealized appreciation (depreciation) on investments	(10,771)	17,498	100,002
Net increase (decrease) in net assets resulting from operations	3,553	25,333	(15,583)

Distributions to stockholders:
Distributions(1)	(14,892)	(11,403)	(13,023)
Total distributions to stockholders	(14,892)	(11,403)	(13,023)

Capital transactions:
Issuance of common stock, net	48,713	-	38,859
Net increase (decrease) in net assets resulting from capital transactions	48,713	-	38,859
Total increase (decrease) in net assets	37,374	13,930	10,253
Net assets at beginning of period	$98,739	$84,809	$74,556
Net assets at end of period	$136,113	$98,739	$84,809

Capital share activity(2)
Shares outstanding at the beginning of the period	7,601,958	7,601,958	4,484,278
Issuance of common stock	3,942,457	-	3,117,684
Fractional shares redeemed for cash in lieu of reverse stock split	-	-	(4)
Shares outstanding at the end of the period	11,544,415	7,601,958	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.
(2)
Share activity has been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retroactive basis as described in Note 2.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,553	$25,333	$(15,583)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments(1)	(335,014)	(220,355)	(149,463)
Net change in short-term investments	2,357	(4,474)	(6,329)
Capitalized payment-in-kind interest	(2,803)	(2,605)	(1,421)
Proceeds from sales of investments(1)	201,875	184,381	56,182
Proceeds from principal payments	39,476	50,745	56,816
Net realized (gain) loss on investments	(1,874)	4,707	126,046
Net change in unrealized (appreciation) depreciation on investments	10,771	(17,498)	(100,002)
Amortization of premium and accretion of discount, net	(2,437)	(2,375)	(1,352)
Net realized loss on repurchase of debt	3	-	-
Amortization of discount (premium) on long term debt	1,495	1,627	1,312
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,201)	985	(1,279)
(Increase) decrease in dividends receivable	637	439	100
(Increase) decrease in due from portfolio company	5	(36)	135
(Increase) decrease in due from affiliates	(160)	-	17
(Increase) decrease in prepaid expenses and other assets	(19)	3,153	(2,878)
Increase (decrease) in due to affiliates	471	1,019	(4,259)
Increase (decrease) in interest payable	-	(10)	13
Increase (decrease) in accrued expenses and other liabilities	193	647	190
Net cash provided by (used for) operating activities	(82,672)	25,683	(41,755)
Cash flows from financing activities
Issuance of notes payable	97,900	38,408	-
Repayment of notes payable	(45,613)	(42,823)	-
Borrowings under credit facility	5,000	2,000	10,000
Repayments under credit facility	(5,000)	(12,000)	-
Proceeds from issuance of common stock, net of issuance costs	48,713	-	37,507
Payments of deferred financing costs	(4,206)	(259)	(1,287)
Distributions paid	(15,075)	(10,643)	(13,023)
Net cash provided by (used for) financing activities	81,719	(25,317)	33,197
Net increase (decrease) in cash	(953)	366	(8,558)
Cash and cash equivalents and restricted cash, beginning of period	953	587	9,145
Cash and cash equivalents and restricted cash, end of period	$-	$953	$587

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$577	$760	$-
Common stock issued in-kind	-	-	2,600
Supplemental disclosure of cash flow information:
Cash paid for excise tax	$304	$196	$162
Cash paid for interest	$13,385	$10,094	$9,355
(1)
Purchases of investments and proceeds from sales of investments in 2023 include $48,049 of investments contributed in kind to its formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion	Chemicals	2nd Lien, Secured Loan	2, 16	1M SOFR + 7.85% (12.21%)	09/21/2022	11/24/2028	1,625	1,532	1,584
American Coastal Insurance Corp.	Insurance	Unsecured Bond	14	7.25%	12/20/2022	12/15/2027	13,000	8,112	12,367
Auction.com	Financial Services	1st Lien, Secured Loan	2, 17	3M SOFR + 6.00% (10.27%)	09/09/2024	05/26/2028	2,835	2,739	2,532
Avation Capital SA	Aircraft	2nd Lien, Secured Bond	7, 10, 11, 14	8.25%	02/04/2022	10/31/2026	4,671	4,369	4,566
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	194	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 16	3M SOFR + 6.26% (10.85%)	09/05/2024	05/07/2028	493	351	330
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	124	39,714	40,089	71.25%
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 14	13.13%	08/08/2024	05/01/2028	4,900	5,014	4,974
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (14.15%)	08/21/2023	07/31/2028	12,780	12,653	13,035
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (10.53%)	05/29/2024	05/16/2030	5,058	4,985	5,058
CSC ServiceWorks	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.26% (8.71%)	09/26/2023	03/04/2028	4,951	4,286	4,158
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	7,246
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 7, 15	3M SOFR + 10.15% (12.62% Cash + 2.00% PIK)	10/16/2024	08/02/2028	3,853	3,803	3,830
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.79%)	07/15/2024	07/15/2028	793	783	793
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.76% (10.29%)	07/15/2024	10/15/2028	4,768	4,768	4,451
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	108,405	11,525	1,753	1.08%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8	n/a	07/15/2024	n/a	45,714	-	-	3.20%
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 14	3M SOFR + 3.76% (8.09%)	10/21/2024	08/14/2025	4,737	4,504	4,472
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.65% (5.74% Cash + 5.50% PIK)	11/07/2024	09/30/2027	1,642	1,265	1,285
Fairbanks Morse Defense (Arcline FM Holdings, LLC)	Defense	1st Lien, Secured Loan	2, 16	3M SOFR + 4.50% (9.31%)	07/19/2024	06/23/2028	3,980	3,978	3,999
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.85%)	06/09/2023	03/30/2027	7,583	7,495	7,141
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.85%)	03/08/2024	03/30/2027	1,783	1,773	1,679
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6, 17	3M SOFR + 8.76% (13.35%)	03/24/2021	03/30/2028	16,200	15,715	15,122
Flexsys Holdings	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.51% (9.84%)	10/27/2022	11/01/2028	4,389	3,665	3,347

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.10% (12.43%)	07/29/2021	06/30/2027	5,896	5,918	5,429
Form Technologies, LLC	Industrial	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 4.85% (9.36%)	01/25/2024	07/22/2025	3,228	3,167	3,223
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 6, 15	1M SOFR + 5.75% (10.08%)	11/01/2024	04/30/2030	4,750	4,655	4,655
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 22	Prime + 3.25% (11.50%)	10/02/2024	02/13/2027	2,500	2,500	2,512
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	149,000	3,022	3,236	*
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6, 14	13.00%	09/01/2023	06/30/2026	29,733	29,733	29,733
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,567	13,482	87.50%
Greenfire Resources Ltd.	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	5,178	5,095	5,579
Harvey Gulf Holdings LLC	Shipping	Secured Loan B	2, 6, 20	1M SOFR + 7.03% (11.39%)	02/28/2024	01/19/2029	8,784	8,721	8,872
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 15	1M SOFR + 5.00% (9.36%)	10/31/2024	10/24/2031	1,990	1,980	1,993
Ipsen US Holdings, INC.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 11.57% (7.63% Cash + 8.30% PIK)	08/14/2024	07/31/2029	5,162	4,982	4,996
Lummus Technology Holdings	Chemicals	Unsecured Bond	11, 14	9.00%	05/17/2022	07/01/2028	1,500	1,278	1,519
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.00% (11.59%)	06/30/2021	07/15/2027	5,709	5,154	4,911
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.90% (10.37%)	09/26/2023	11/01/2026	6,927	6,522	6,524
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (12.11%)	04/03/2024	06/03/2028	1,476	1,476	1,476
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 7.50% (12.11% PIK)	04/03/2024	06/03/2028	5,569	6,221	4,009
New Wilkie Energy	Metals & Mining	Super Senior Receivership Loan	6, 7, 10	15.00%	06/03/2024	02/18/2027	144	144	144
New Wilkie Energy	Metals & Mining	SS Working Capital Facility	6, 7, 10	16.00%	02/16/2024	02/18/2027	1,202	1,202	1,202
New Wilkie Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 9, 10, 14	n/a	04/03/2023	04/06/2026	4,935	4,821	1,322
New Wilkie Energy	Metals & Mining	Warrants	6, 8, 10	n/a	04/06/2023	n/a	1,078,899	-	-	*
Nice-Pak Products Inc.	Consumer Products	Secured Loan B	2, 6, 7, 17	3M SOFR + 11.76% (10.09% Cash + 6.00% PIK)	09/30/2022	09/30/2027	9,253	9,098	9,363
Nice-Pak Products Inc.	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	n/a	1,448,864	-	1,449
Nice-Pak Products Inc.	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	2,744	2.56%
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (12.02%)	08/08/2024	12/13/2028	2,672	2,704	2,695
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.75% (9.36%)	02/09/2024	01/26/2029	2,319	2,148	2,198
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.51% (11.84%)	12/27/2023	01/23/2029	6,344	6,290	6,522
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.11% (10.65% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,657	2,633	2,595
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00% (0.00% Cash + 20.65% PIK)	01/31/2023	02/24/2027	741	741	738
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	456	2.81%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Runner Buyer Inc.	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 5.61% (10.11%)	11/07/2024	10/23/2028	1,995	977	921
Spencer Spirit IH LLC	Retail	1st Lien, Secured Loan	2, 14	1M SOFR + 5.50% (10.02%)	06/25/2024	07/15/2031	898	891	901
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	3,842
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 16	1M SOFR + 6.75% (11.11%)	04/30/2024	05/01/2029	1,395	1,382	1,416
TPC Group Inc	Chemicals	1st Lien, Secured Loan	2, 14	3M SOFR + 5.75% (10.11%)	11/22/2024	11/22/2031	950	936	944
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 8, 10	n/a	03/27/2024	n/a	100	5,000	6,155
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	54	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.10% (8.46%)	05/14/2024	11/02/2027	1,786	1,715	1,735
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.76% (13.35%)	05/14/2024	11/02/2028	900	713	795
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.11% (8.47% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,451	5,442	5,369
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,809	6,836	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	8	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Victra (LSF9 Atlantis Holdings LLC)	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 5.25% (9.61%)	09/10/2024	03/31/2029	1,210	1,211	1,224
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.26% (12.85% Cash + 2.00% PIK)	12/28/2023	12/28/2028	8,837	8,616	8,691
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.26% (12.87% Cash + 2.00% PIK)	10/29/2024	12/28/2028	2,981	2,909	2,932
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10, 11, 14	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,857

Total Investments excluding Short-Term Investments (238.23% of Net Assets)								343,770	324,262
Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	12/12/2024	n/a	8,448,462	8,448	8,448
Total Short-Term Investments (6.21% of Net Assets)								8,448	8,448
TOTAL INVESTMENTS (244.44% of Net Assets)			13					$352,218	$332,710
Other Liabilities in Excess of Net Assets (144.44% of Net Assets)									$(196,597)
NET ASSETS									$136,113

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 4.49%. The one-month (“1M”) SOFR as of period end was 4.33%. The three-month (“3M”) SOFR as of period end was 4.31%. The six-month (“6M”) SOFR as of period end was 4.25%. The prime rate as of period end was 7.50%.
(3)
Percentage of class held refers only to equity held, if any, calculated on a fully diluted basis.

(4)
“Controlled Investments” are investments in those companies that are “Controlled Investments” of the Company, as defined in the Investment Company Act. A company is deemed to be a “Controlled Investment” of the Company if the Company owns more than 25% of the voting securities of such company.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of December 31, 2024, the Avation Capital SA secured bond, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loan and each of the Universal Fiber Systems term loans pay a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 26.74% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $16,176; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $37,761; the net unrealized depreciation was $(21,585); the aggregate cost of securities for Federal income tax purposes was $354,295.
(14)
Loan includes interest rate floor of 0.00%.
(15)
Loan includes interest rate floor of 0.50%.
(16)
Loan includes interest rate floor of 0.75%.
(17)
Loan includes interest rate floor of 1.00%.
(18)
Loan includes interest rate floor of 1.25%.
(19)
Loan includes interest rate floor of 1.50%.
(20)
Loan includes interest rate floor of 2.00%.
(21)
Loan includes interest rate floor of 2.50%.
(22)
Loan includes interest rate floor of 8.25%.

* Represents less than 1%.

As of December 31, 2024, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$236,718	173.91%
Equity/Other	87,544	64.32%
Short-Term Investments	8,448	6.21%
Total	$332,710	244.44%

As of December 31, 2024, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$308,768	226.86%
Canada	10,553	7.75%
Bermuda	6,155	4.52%
Europe	4,566	3.35%
Australia	2,668	1.96%
Total	$332,710	244.44%

As of December 31, 2024, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$43,215	31.76%
Structured Finance	40,089	29.45%
Technology	29,811	21.90%
Transportation Equipment Manufacturing	26,140	19.20%
Chemicals	26,131	19.20%
Consumer Products	25,179	18.50%
Insurance	22,364	16.43%
Metals & Mining	13,071	9.60%
Industrial	12,874	9.46%
Oil & Gas Exploration & Production	10,436	7.67%
Food & Staples	9,367	6.88%
Short-Term Investments	8,448	6.21%
Shipping	8,872	6.52%
Consumer Services	8,681	6.38%
Internet Media	6,997	5.14%
Energy Services	6,522	4.79%
Casinos & Gaming	5,485	4.03%
Apparel	4,911	3.61%
Aircraft	4,566	3.35%
Defense	3,999	2.94%
Restaurants	3,789	2.78%
Closed-End Fund	3,430	2.52%
Retail	3,100	2.28%
Financial Services	2,532	1.86%
Marketing Services	1,416	1.04%
Textiles	1,285	0.94%
Total	$332,710	244.44%

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
(4)
“Controlled Investments” are investments in those companies that are “Controlled Investments” of the Company, as defined in the Investment Company Act. A company is deemed to be a “Controlled Investment” of the Company if the Company owns more than 25% of the voting securities of such company.
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

Basis of Consolidation. Under the Investment Company Act, Article 6 of Regulation S-X and GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company. The accompanying consolidated financial statements include the Company’s accounts and the accounts of the Company’s formerly wholly-owned subsidiary, Great Elm Specialty Finance, LLC, which is no longer consolidated as of September 1, 2023. All intercompany balances and transactions have been eliminated in consolidation.

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

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to relate back distributions in the next tax year to meet the requirement to distribute 90% of its ICTI in the prior year. Any such "spillover dividends" must generally be declared on or before the 15th day of the ninth month after the tax-year end. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

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

The Company has accrued $348, $287 and $252 of excise tax expense for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the Company, for federal income tax purposes, had capital loss carryforwards of $181,545 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2024 $39,740 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2024, $16,815 are short-term and $164,730 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2021 through 2024), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

For the years ended December 31, 2024, 2023 and 2022, management fees amounted to $4,456, $3,539 and $3,205, respectively. As of December 31, 2024 and 2023, $1,248 and $887 remained payable, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred Income Incentive Fees of $2,580, $3,132 and $565, respectively. As of December 31, 2024 and 2023, $1,712 and $1,431 of Income Incentive Fees, respectively remained payable and $400 was immediately payable after calculating the total return requirement. These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above. For the years ended December 31, 2024, 2023 and 2022, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred expenses under the Administration Agreement of $1,376, $1,522 and $938, respectively. As of December 31, 2024 and 2023, $156 and $308, remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2024:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$76,764	$159,954	$236,718
Equity/Other	3,430	-	32,937	36,367
Short Term Investments	8,448	-	-	8,448
Total	$11,878	$76,764	$192,891	$281,533
Investment measured at net asset value(1)				51,177
Total Investments, at fair value				$332,710

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2023:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$78,054	$122,693	$200,747
Equity/Other	6,770	-	20,044	26,814
Short Term Investments	10,807	-	-	10,807
Total	$17,577	$78,054	$142,737	$238,368
Investment measured at net asset value(1)				3,051
Total Investments, at fair value				$241,419

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2024
Debt	$122,693	$17,179	$80,149	$(36)	$740	$(61,155)	$384	$159,954
Equity/Other	20,044	1,449	28,334	-	(11,890)	(5,000)	-	32,937
Total investment assets	$142,737	$18,628	$108,483	$(36)	$(11,150)	$(66,155)	$384	$192,891

The following is a reconciliation of Level 3 assets for the year ended December 31, 2023:

Level 3	Beginning Balance as of January 1, 2023	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2023
Debt	$104,333	$(8,858)	$127,395	$(5,910)	$6,253	$(100,885)	$365	$122,693
Equity/Other	32,044	-	19,191	(3,273)	2,962	(30,880)	-	20,044
Total investment assets	$136,377	$(8,858)	$146,586	$(9,183)	$9,215	$(131,765)	$365	$142,737
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
(2)
The net change in unrealized appreciation/(depreciation) relating to Level 3 assets still held at December 31, 2024 totaled $(15,902) consisting of the following: $(4,822) related to debt investments and $(11,080) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2023 totaled $(2,538) consisting of the following: $(2,178) related to debt investments and $(360) related to equity/other.

One investment with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2024. Four investments with an aggregate fair value of $22,597 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2024.

Two investments with an aggregate fair value of $8,858 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2023.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and 2023, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$117,413	Income Approach	Discount Rate	9.37% - 22.48% (15.13%)
	35,710	Recent Transaction
	6,831	Market Approach	Earnings Multiple	0.30 - 8.00 (4.66)
Total Debt	$159,954

Equity/Other	$20,327	Recent Transaction
	6,401	Market Approach	Earnings Multiple	0.09 - 8.25 (6.67)
	6,155	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$32,937

As of December 31, 2023
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$69,579	Income Approach	Discount Rate	8.77% - 56.16% (18.31%)
	28,733	Recent Transaction
	9,268	Market Approach	Earnings Multiple	0.50 - 8.75 (1.95)
	9,001	Income Approach	Implied Yield	3.24% - 18.59% (10.92%)
	6,112	Asset Recovery / Liquidation(3)
Total Debt	$122,693

Equity/Other	$17,477	Recent Transaction
	2,513	Market Approach	Earnings Multiple	0.10 - 8.75 (4.92)
	54	Asset Recovery / Liquidation(3)
Total Equity/Other	$20,044
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

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of December 31, 2024, there were no borrowings outstanding under the revolving line.

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

On June 23, 2021, the Company issued $50 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option.

On August 16, 2023, the Company issued $40 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”).

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

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCZ Notes, GECCI Notes and GECCH Notes will mature on June 30, 2026, September 30, 2028, April 30, 2029 and December 31, 2029, respectively. The GECCO Notes are currently callable at the Company’s option and the GECCZ Notes, GECCI Notes and GECCH Notes can be called on or after September 30, 2025, April 30, 2026 and December 31, 2026, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

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

As of December 31, 2024, the Company’s asset coverage ratio was approximately 169.7%.

As of December 31, 2024 and 2023, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$13,386	$10,115	$9,378
Amortization of acquisition premium	1,413	1,268	1,312
Acquisition discount expensed at time of redemption	83	359	-
Total	$14,882	$11,742	$10,690
Weighted average interest rate(1)	8.28%	7.75%	7.32%
Average outstanding balance	$179,688	$151,471	$146,070
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

	December 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,017
Unsecured Debt - GECCZ Notes	40,000	40,000	40,360
Unsecured Debt - GECCI Notes	56,500	56,500	56,988
Unsecured Debt - GECCH Notes	41,400	41,400	41,317
Total	$195,400	$195,400	$195,682

	December 31, 2023
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCM Notes	$45,610	$45,610	$45,793
Unsecured Debt - GECCO Notes	57,500	57,500	56,792
Unsecured Debt - GECCZ Notes	40,000	40,000	40,224
Total	$143,110	$143,110	$142,809

6. CAPITAL ACTIVITY

On December 11, 2024, we entered into a Share Purchase Agreement with Summit Grove Partners, LLC ("SGP"), pursuant to which SGP purchased, and we issued 1,094,527 shares of our common stock, par value $0.01, at a price of $12.06 per share, which represented our net asset value ("NAV") per share as of December 10, 2024, for an aggregate purchase price of $13.2 million. SGP is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On June 21, 2024, we entered into a Share Purchase Agreement with Prosper Peak Holdings, LLC (“PPH”), pursuant to which PPH purchased, and we issued 997,506 shares of our common stock, par value $0.01, at a price of $12.03 per share, which represented our NAV per share as of June 20, 2024, for an aggregate purchase price of $12 million. PPH is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On February 8, 2024, we entered into a Share Purchase Agreement with Great Elm Strategic Partnership I, LLC (“GESP”), pursuant to which GESP purchased, and we issued, 1,850,424 shares of our common stock, par value $0.01, at a price of $12.97 per share, which represented our NAV per share as of February 7, 2024, for an aggregate purchase price of $24 million. GESP is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

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

On February 3, 2022, the Company issued 117,117 shares of common stock (as adjusted for the reverse stock split described above) for $2,600 based on the most recently published NAV. This common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2024, the Company had approximately $14,580 in unfunded commitments to provide financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2024 are included in the Company’s Consolidated Statements of Assets and Liabilities and the corresponding Consolidated Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Distributions paid from:
Ordinary income	$14,892	$11,403	$13,023
Net long term capital gains	-	-	-
Return of capital	-
	-
Total taxable distributions	$14,892	$11,403	$13,023

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2024	2023	2022
Undistributed ordinary income, net	$7,017	$5,928	$3,534
Capital loss carryforwards	(181,545)	(193,501)	(185,737)
Total undistributed earnings	(174,528)	(187,573)	(182,203)
Unrealized earnings (losses), net	(21,585)	2,441	(17,171)
Total accumulated earnings (losses), net(1)	$(196,113)	$(185,132)	$(199,374)
(1)
Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2024	2023
Tax cost	$354,295	$238,978
Gross unrealized appreciation	16,176	13,715
Gross unrealized depreciation	(37,761)	(11,273)
Net unrealized appreciation (depreciation) on investments	$(21,585)	$2,441

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of underlying fund investments.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the NAV of the Company's and result primarily from dividend redesignations, certain non-deductible expenses, and differences in the tax treatment of partnership income and defaulted bonds.

	As of December 31,
(in thousands)	2024	2023
Paid-in capital in excess of par	$(359)	$(312)
Accumulated undistributed net investment income	3,530	1,254
Accumulated net realized gain (loss)	(3,170)	(942)

At December 31, 2024, the Company, for federal income tax purposes, had capital loss carryforwards of $181,545 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Modernization Act was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2024, $39,740 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2024, $16,815 are short-term and $164,730 are long term.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2021 through 2024), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of period	$12.99	$11.16	$16.63	$20.74	$51.81
Net investment income	1.27	1.65	1.67	3.02	3.22
Net realized gains (loss)	0.19	(0.62)	(20.16)	(2.37)	(4.39)
Net change in unrealized appreciation (depreciation)	(1.10)	2.30	16.00	(3.17)	(13.24)
Net increase (decrease) in net assets resulting from operations	0.36	3.33	(2.49)	(2.52)	(14.41)
Issuance of common stock	(0.11)	-	(1.03)	0.81	(10.66)
Accretion from share buybacks	-	-	-	-	-
Distributions declared from net investment income(2)	(1.45)	(1.50)	(1.95)	(2.40)	(6.00)
Net decrease resulting from distributions to common stockholders	(1.56)	(1.50)	(1.95)	(2.40)	(6.00)
Net asset value, end of period	$11.79	$12.99	$11.16	$16.63	$20.74
Per share market value, end of period	$10.99	$10.65	$8.29	$18.48	$21.60

Shares outstanding, end of period	11,544,415	7,601,958	7,601,958	4,484,278	3,838,242
Total return based on net asset value(3)	2.14%	30.98%	(22.17)%	(8.03)%	(49.51)%
Total return based on market value(3)	17.87%	50.53%	(46.53)%	(1.27)%	(39.98)%

Ratio/Supplemental Data:
Net assets, end of period	$136,113	$98,739	$84,809	74,556	$79,615
Ratio of total expenses to average net assets before waiver (4),(5)	22.11%	24.92%	22.14%	14.69%	25.84%
Ratio of total expenses to average net assets after waiver (4),(5)	22.11%	24.92%	16.43%	14.69%	25.84%
Ratio of incentive fees to average net assets(4)	2.12%	3.35%	0.66%	(4.91)%	1.68%
Ratio of net investment income to average net assets(4),(5)	10.24%	13.42%	12.30%	14.02%	11.77%
Portfolio turnover	86%	98%	53%	66%	64%
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

(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2024, 2023, 2022, 2021, and 2020 average net assets were $121,555, $93,441, $85,029, $87,975, and $60,884, respectively.
(5)
Ratio for the year ended December 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

11. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2024 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2024 represented 61% of the Company’s net assets.

Fair value as of December 31, 2024 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2024
Issue(1)	Fair value at December 31, 2023	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2024	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	979	-	419	(626)	66	-	64	-	-
Common Equity (5.05% of class)	88	-	-	-	(88)	-	-	-	-
	1,067	-	419	(626)	(22)	-	64	-	-
Totals	$1,067	$-	$419	$(626)	$(22)	$-	$64	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	28,733	1,000	-	-	-	29,733	3,832	-	-
Equity (87.5% of class)	17,477	-	-	-	(3,995)	13,482	-	-	1,114
	46,210	1,000	-	-	(3,995)	43,215	3,832	-	1,114

CLO Formation JV, LLC
Equity (71.25% of class)	-	39,714	-	-	375	40,089	-	-	3,457
	-	39,714	-	-	375	40,089	-	-	3,457

Totals	$46,210	$40,714	$-	$-	$(3,620)	$83,304	$3,832	$-	$4,571
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

In October 2024, the Company purchased $2.5 million par of the FPL Food, LLC sub-participation at its current fair value of $2.5 million from a wholly-owned subsidiary of Great Elm Specialty Finance, LLC.

In September 2024, the Company purchased $2.0 million par of the CoreWeave Compute Acquisition Co. II, LLC delayed draw term loan at its current fair value of $2.0 million from a wholly-owned subsidiary of Great Elm Specialty Finance, LLC.

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that two investments, Great Elm Specialty Finance, LLC ("GESF") and CLO Formation JV, LLC ("CLO JV"), are significant subsidiaries for the twelve months ended December 31, 2024 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of GESF as of and for the years ended December 31, 2024 and 2023:

Balance Sheet	As of December 31, 2024	As of December 31, 2023
Current assets	49,023	52,435
Noncurrent assets	197	3,669
Total Assets	49,220	56,104

Current liabilities	836	1,660
Noncurrent liabilities	33,057	34,454
Total Liabilities	33,893	36,114

Net Equity	15,327	19,990

Statement of Operations	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Gross revenues	6,477	435
Other income (expense)	(9,681)	348
Net profit from operations	(3,204)	783

Audited financial statements for the CLO JV have been included as an exhibit to this Form 10-K.

12. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

The Board set distributions for the quarter ending March 31, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.