Form 10-Q
period 2025-03-31
Great Elm Capital Corp.
filed 2025-05-05
CIK 1675033

12

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, the registrant had 11,544,415 shares of common stock, $0.01 par value per share, outstanding.

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
▪
the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress including the potential impact of tariff enactment and tax reductions;
▪
the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and
▪
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a BDC that seeks to generate both current income and capital appreciation through debt and income generating equity investments, including investments in specialty finance businesses. To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. In addition, we invest in collateralized loan obligation ("CLO") securities and related warehouse facilities. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion. We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

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

On September 27, 2016, we and Great Elm Capital Management, LLC (“GECM”), our external investment manager, entered into an investment management agreement (the "Investment Management Agreement") and an administration agreement (the "Administration Agreement"), and we began to accrue obligations to our external investment manager under those agreements. On August 1, 2022, upon receiving our stockholders’ approval, we and GECM entered into an amendment to the Investment Management Agreement to reset the capital gains incentive fee to begin on April 1, 2022, which eliminated $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 in calculating future incentive fees. In addition, the incentive fee based on income was amended to reset the mandatory deferral commencement date used in calculating deferred incentive fees to April 1, 2022. The Investment Management Agreement renews for successive annual periods, subject to requisite approvals from our board of directors (our "Board") and/or stockholders.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2024 and the three months ended March 31, 2025:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
Quarter ended December 31, 2024	61,724	(71,123)	12.37%

Quarter ended March 31, 2025	48,097	(27,039)	12.29%
For the Three Months Ended March 31, 2025	$48,097	$(27,039)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2025 and the year ended December 31, 2024. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Beginning Investment Portfolio, at fair value	$324,262	$230,612
Portfolio Investments acquired(1)	48,097	345,684
Amortization of premium and accretion of discount, net	713	2,437
Portfolio Investments repaid or sold(2)	(27,039)	(245,576)
Net change in unrealized appreciation (depreciation) on investments	(4,387)	(10,771)
Net realized gain (loss) on investments	264	1,876
Ending Investment Portfolio, at fair value	$341,910	$324,262
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured Finance	$52,210	15.29%	$40,089	12.36%
Specialty Finance	42,778	12.51%	43,215	13.31%
Technology	31,730	9.28%	29,811	9.19%
Consumer Products	25,675	7.51%	25,179	7.77%
Transportation Equipment Manufacturing	25,611	7.49%	26,140	8.06%
Chemicals	24,830	7.26%	26,131	8.06%
Insurance	23,349	6.83%	22,364	6.90%
Food & Staples	16,191	4.74%	9,367	2.89%
Metals & Mining	12,594	3.68%	13,071	4.03%
Oil & Gas Exploration & Production	10,361	3.03%	10,436	3.22%
Industrial	9,683	2.83%	12,874	3.97%
Shipping	8,872	2.59%	8,872	2.74%
Consumer Services	8,604	2.52%	8,681	2.68%
Internet Media	7,456	2.18%	6,997	2.16%
Energy Services	6,317	1.85%	6,522	2.01%
Casinos & Gaming	5,385	1.57%	5,485	1.69%
Apparel	4,919	1.44%	4,911	1.51%
Aircraft	4,542	1.33%	4,566	1.41%
Defense	3,970	1.16%	3,999	1.23%
Restaurants	3,858	1.13%	3,789	1.17%
Closed-End Fund	3,127	0.91%	3,430	1.06%
Financial Services	2,573	0.75%	2,532	0.78%
Retail	2,163	0.63%	3,100	0.96%
Textiles	2,053	0.60%	1,285	0.40%
Marketing Services	1,409	0.41%	1,416	0.44%
Transportation	793	0.23%	-	-%
Business Services	763	0.22%	-	-%
Media	94	0.03%	-	-%
Total	$341,910	100.00%	$324,262	100.00%

Results of Operations

Investment Income

	For the Three Months Ended March 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$12,495	$1.08	$8,909	$1.03
Interest income	7,966	0.69	7,581	0.88
Dividend income	3,612	0.31	771	0.09
Other commitment fees	-	-	525	0.06
Other income	917	0.08	32	0.00
(1)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.
(2)
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

Interest income increased for the three months ended March 31, 2025 as compared to the corresponding period in the prior year primarily due to an increased debt investment portfolio size. As of March 31, 2025, the debt investment portfolio had an average coupon rate of 11.7% on approximately $256.2 million of principal as compared to 12.6% on approximately $218.0 million of principal as of March 31, 2024, excluding positions on non-accrual in each period.

The increase in dividend income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to the investment in CLO JV which was formed in the current year and pays periodic dividends to its equity-holders.

Other commitment fees and income increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily attributable to non-refundable carry and amendment fees on new and amended debt positions.

Expenses

	For the Three Months Ended March 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$7,851	$0.68	$5,711	$0.66
Management fees	1,272	0.11	940	0.11
Incentive fees	1,150	0.10	798	0.09
Total advisory and management fees	$2,422	$0.21	$1,738	$0.20
Administration fees	355	0.03	385	0.04
Directors’ fees	53	-	54	0.01
Interest expense	4,251	0.37	2,807	0.33
Professional services	424	0.04	388	0.05
Custody fees	38	-	36	-
Other	308	0.03	303	0.03
Income Tax Expense
Excise tax	68	0.01	5	-
(1)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.
(2)
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

Management fees increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments.

Incentive fees increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to higher pre-incentive net investment income over the same period.

Professional services costs increased for the three months ended March 31, 2025 as compared to the corresponding periods in the prior year, primarily due to general rate increases for professional services including valuation and accounting costs.

Interest expense increased for the three months ended March 31, 2025 as compared to the corresponding periods in the prior year primarily due to the issuance of $56.5 million in aggregate principal amount of the 8.50% Notes due 2029 (the “GECCI Notes”) in April and July 2024, and the issuance of $36.0 million in aggregate principal amount of the 8.125% Notes due 2029 (the “GECCH Notes”) in September 2024, offset with the redemption of $45.6 million in aggregate principal amount of the 6.75% Notes due in 2025 (the "GECCM Notes") in October 2024.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$264	$0.02	$2,356	$0.27
Gross realized gain	365	0.03	2,369	0.27
Gross realized loss	(101)	(0.01)	(13)	0.00
(1)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.
(2)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.

Realized gain for the three months ended March 31, 2025 includes $0.2 million in gains from the realization of our investment in W&T Offshore Inc. secured bonds. Realized losses for the three months ended March 31, 2025 includes $0.1 million in loss from the realization of our investment in Dynata, LLC ("Dynata", formerly known as Research Now Group, Inc.) common equity.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(4,387)	$(0.38)	$(6,007)	$(0.69)
Unrealized appreciation	5,994	0.52	2,816	0.33
Unrealized depreciation	(10,381)	(0.90)	(8,823)	(1.02)
(1)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.
(2)
The per share amounts are based on a weighted average of 8,659,344 outstanding common shares for the three months ended March 31, 2024.

For the three months ended March 31, 2025, unrealized appreciation was primarily driven by an increase in fair value of our investment in Trouvaille Re preference shares of approximately $0.8 million and in our investment in Dynata, LLC common equity of approximately $0.8 million. Unrealized depreciation for the three months ended March 31, 2025 was primarily driven by a decrease in fair value of our investment in CLO JV common equity of approximately $1.9 million and in our investment in CW Opportunity 2, LP of approximately $1.1 million.

For the three months ended March 31, 2024, unrealized appreciation was primarily due to increases in fair value on our investments in NICE-PAK Products, Inc. warrants and Greenfire Resources Ltd. first lien secured bond of $0.8 million and $0.5 million respectively. Unrealized depreciation for the three months ended March 31, 2024 was primarily due to decreases in fair value on our investments in Dynata of $3.9 million, GESF common equity of $1.6 million, and PFS Holdings Corp. of $0.9 million.

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

As of March 31, 2025, we had approximately $1.3 million of cash and cash equivalents. As of March 31, 2025, we had investments in 58 debt instruments across 48 companies, totaling approximately $242.9 million at fair value and 18 equity investments in 14 companies, with an aggregate fair value of approximately $99.0 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2025, we had approximately $3.5 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our March 31, 2025 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2025, net cash used for operating activities was approximately $5.9 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $18.2 million, reflecting payments for additional investments of $47.8 million, offset by proceeds from principal repayments and sales of $29.6 million.

For the three months ended March 31, 2025, net cash provided by financing activities was $7.1 million, consisting of $12.0 million in net borrowings on the revolving credit facility, less $4.8 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of March 31, 2025 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	57,500	-	57,500	-	-
GECCZ Notes	40,000	-	-	40,000	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
Revolving Credit Facility	12,000	-	12,000	-	-
Total	$207,400	$-	$69,500	$137,900	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line currently bear interest at a rate equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of March 31, 2025, there were $12 million in borrowings outstanding under the revolving line.

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of March 31, 2025 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of March 31, 2025 is $40.0 million.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of March 31, 2025 is $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes" and, together with the GECCO Notes, GECCZ Notes and GECCI Notes, the "Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of March 31, 2025 is $41.4 million.

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

As of March 31, 2025, our asset coverage ratio was approximately 163.8%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 1.0% discount to NAV and as low as a 40.4% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)	to NAV(1)	Declared(2)
Fiscal year ending December 31, 2025
Second Quarter (through April 30, 2025)	N/A	$10.24	$9.20	--	--	--
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	$0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.35
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35

(1)
Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(2)
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

The last reported closing price for our common stock on April 30, 2025 was $10.13 per share. As of April 30, 2025, we had 10 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2023:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37

Recent Developments

Distribution

Our board set the distribution for the quarter ending June 30, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2025, approximately $186.1 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 46 debt investments were at variable rates, representing approximately $64.6 million and $186.1 million in principal debt, respectively. As of December 31, 2024, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $65.1 million and $179.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of March 31, 2025. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$5,583
2.00%	3,722
1.00%	1,861
(1.00)%	(1,861)
(2.00)%	(3,722)
(3.00)%	(5,583)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of March 31, 2025, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we, our investment adviser or administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. A description of our legal proceedings is included in Note 7 of the unaudited financial statements attached to this report.

Item 1A. Risk Factors.

There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL): (i) statements of assets and liabilities, (ii) statements of operations, (iii) statements of changes in net assets, (iv) statements of cash flows, (v) schedules of investments, and (vi) related notes to the financial statements, tagged in detail (furnished herewith)

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

GREAT ELM CAPITAL CORP.

Date: May 5, 2025	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: May 5, 2025	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $258,598 and $244,378, respectively)	$253,112	$240,958
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $0 and $8,448, respectively)	-	8,448
Affiliated investments, at fair value (amortized cost of $12,378 and $12,378, respectively)	-	-
Controlled investments, at fair value (amortized cost of $94,829 and $87,014, respectively)	88,798	83,304
Total investments	341,910	332,710

Cash and cash equivalents	1,273	-
Receivable for investments sold	2,513	5,065
Interest receivable	4,090	3,306
Dividends receivable	360	364
Due from portfolio company	32	32
Due from affiliates	157	160
Deferred financing costs	213	237
Prepaid expenses and other assets	282	154
Total assets	$350,830	$342,028

Liabilities
Notes payable (including unamortized discount of $5,321 and $5,705, respectively)	$190,079	$189,695
Revolving credit facility	12,000	-
Payable for investments purchased	10,558	11,194
Interest payable	61	32
Accrued incentive fees payable	2,862	1,712
Distributions payable	-	577
Due to affiliates	1,562	1,385
Accrued expenses and other liabilities	1,413	1,320
Total liabilities	$218,535	$205,915

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 11,544,415 shares issued and outstanding and 11,544,415 shares issued and outstanding, respectively)	$115	$115
Additional paid-in capital	332,111	332,111
Accumulated losses	(199,931)	(196,113)
Total net assets	$132,295	$136,113
Total liabilities and net assets	$350,830	$342,028
Net asset value per share	$11.46	$11.79

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$6,402	$5,987
Non-affiliated, non-controlled investments (PIK)	611	630
Affiliated investments	-	33
Controlled investments	953	931
Total interest income	7,966	7,581
Dividend income from:
Non-affiliated, non-controlled investments	236	386
Controlled investments	3,376	385
Total dividend income	3,612	771
Other commitment fees from non-affiliated, non-controlled investments	-	525
Other income from:
Non-affiliated, non-controlled investments	743	32
Non-affiliated, non-controlled investments (PIK)	174	-
Total other income	917	32
Total investment income	$12,495	$8,909

Expenses:
Management fees	$1,272	$940
Incentive fees	1,150	798
Administration fees	355	385
Custody fees	38	36
Directors’ fees	53	54
Professional services	424	388
Interest expense	4,251	2,807
Other expenses	308	303
Total expenses	$7,851	$5,711
Net investment income before taxes	$4,644	$3,198
Excise tax	$68	$5
Net investment income	$4,576	$3,193

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$264	$2,356
Total net realized gain (loss)	264	2,356
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(2,066)	(3,533)
Affiliated investments	-	(850)
Controlled investments	(2,321)	(1,624)
Total net change in unrealized appreciation (depreciation)	(4,387)	(6,007)
Net realized and unrealized gains (losses)	$(4,123)	$(3,651)
Net increase (decrease) in net assets resulting from operations	$453	$(458)

Net investment income per share (basic and diluted):	$0.40	$0.37
Earnings per share (basic and diluted):	$0.04	$(0.05)
Weighted average shares outstanding (basic and diluted):	11,544,415	8,659,344

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,576	$3,193
Net realized gain (loss)	264	2,356
Net change in unrealized appreciation (depreciation) on investments	(4,387)	(6,007)
Net increase (decrease) in net assets resulting from operations	453	(458)

Distributions to stockholders:
Distributions(1)	(4,271)	(3,308)
Total distributions to stockholders	(4,271)	(3,308)

Capital transactions:
Issuance of common stock, net	-	23,822
Net increase (decrease) in net assets resulting from capital transactions	-	23,822
Total increase (decrease) in net assets	(3,818)	20,056
Net assets at beginning of period	$136,113	$98,739
Net assets at end of period	$132,295	$118,795

Capital share activity
Shares outstanding at the beginning of the period	11,544,415	7,601,958
Issuance of common stock	-	1,850,424
Shares outstanding at the end of the period	11,544,415	9,452,382
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$453	$(458)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(47,794)	(56,911)
Net change in short-term investments	8,448	2,472
Capitalized payment-in-kind interest	(938)	(589)
Proceeds from sales of investments	23,703	11,318
Proceeds from principal payments	5,887	16,216
Net realized (gain) loss on investments	(264)	(2,356)
Net change in unrealized (appreciation) depreciation on investments	4,387	6,007
Amortization of premium and accretion of discount, net	(713)	(604)
Amortization of discount (premium) on long term debt	418	279
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(784)	(1,722)
(Increase) decrease in dividends receivable	4	238
(Increase) decrease in due from portfolio company	-	(1)
(Increase) decrease in due from affiliates	3	-
(Increase) decrease in prepaid expenses and other assets	(128)	71
Increase (decrease) in due to affiliates	1,327	400
Increase (decrease) in interest payable	29	5
Increase (decrease) in accrued expenses and other liabilities	93	262
Net cash provided by (used for) operating activities	(5,869)	(25,373)
Cash flows from financing activities
Borrowings under credit facility	23,000	5,000
Repayments under credit facility	(11,000)	-
Proceeds from issuance of common stock, net of issuance costs	-	23,822
Payments of deferred financing costs	(10)	-
Distributions paid	(4,848)	(4,068)
Net cash provided by (used for) financing activities	7,142	24,754
Net increase (decrease) in cash	1,273	(619)
Cash and cash equivalents and restricted cash, beginning of period	-	953
Cash and cash equivalents and restricted cash, end of period	$1,273	$334

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$270	$226
Cash paid for interest	$3,774	$2,521

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2025

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
American Coastal Insurance Corp.	Insurance	Unsecured Bond	14	7.25%	12/20/2022	12/15/2027	13,000	8,397	12,610
Advancion	Chemicals	2nd Lien, Secured Loan	2, 16	1M SOFR + 7.85% (12.17%)	09/21/2022	11/24/2028	1,625	1,536	1,529
Auction.com	Financial Services	1st Lien, Secured Loan	2, 17	3M SOFR + 6.00% (10.25%)	09/09/2024	05/26/2028	2,827	2,737	2,573
Avation Capital SA	Aircraft	2nd Lien, Secured Bond	10, 11, 14	8.25%	02/04/2022	10/31/2026	4,671	4,406	4,542
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	194	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 6.00% (10.56%)	09/05/2024	05/07/2028	485	353	359
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 8.00% (12.29%)	01/16/2025	05/07/2028	244	237	238
Brightline East, LLC	Transportation	1st Lien, Secured Bond	11, 14	11.00%	03/10/2025	01/31/2030	900	805	793
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	149	47,529	46,020	71.25%
Confluence Technologies	Technology	1st Lien, Secured Bond	2, 15	3M SOFR + 3.90% (8.20%)	03/04/2025	07/31/2028	1,104	987	977
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 11, 14	13.13%	08/08/2024	05/01/2028	4,425	4,521	4,425
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.92%)	08/21/2023	07/31/2028	14,438	14,370	14,727
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (10.31%)	05/29/2024	05/16/2030	2,886	2,845	2,900
CSC ServiceWorks	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.26% (8.56%)	09/26/2023	03/04/2028	4,938	4,316	4,161
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	6,195
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 7, 15	3M SOFR + 8.15% (13.47% Cash + 2.00% PIK)	10/16/2024	08/02/2028	5,413	5,358	5,359
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	100,000	11,230	2,273	1.00%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8	n/a	07/15/2024	n/a	45,714	-	-	3.20%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 17	3M SOFR + 5.26% (9.58%)	07/15/2024	07/15/2028	791	782	787
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 17	3M SOFR + 5.76% (10.08%)	07/15/2024	10/15/2028	4,756	4,756	4,396
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 14	1M SOFR + 5.50% (10.80%)	03/27/2025	08/14/2028	7,133	6,933	6,931
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 1.15% (5.46% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,476	1,973	2,053
Fairbanks Morse Defense (Arcline FM Holdings, LLC)	Defense	1st Lien, Secured Loan	2, 16	3M SOFR + 4.50% (8.80%)	07/19/2024	06/23/2028	3,970	3,968	3,970
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 17	3M SOFR + 5.26% (9.55%)	06/09/2023	03/30/2027	7,563	7,484	7,005
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 17	3M SOFR + 5.26% (9.55%)	03/08/2024	03/30/2027	1,779	1,770	1,648
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6, 17	3M SOFR + 8.76% (13.05%)	03/24/2021	03/30/2028	16,200	15,744	14,826

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Flexsys Holdings	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.51% (9.81%)	10/27/2022	11/01/2028	4,378	3,690	2,642
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.10% (12.40%)	07/29/2021	06/30/2027	5,878	5,898	5,406
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 15	1M SOFR + 5.75% (10.04%)	11/01/2024	04/30/2030	4,750	4,657	4,631
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 22	Prime + 3.25% (11.50%)	10/02/2024	02/13/2027	5,500	5,500	5,504
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	140,000	2,842	2,933	*
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6, 14	13.00%	09/01/2023	06/30/2026	29,733	29,733	29,733
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,567	13,045	87.50%
Greenfire Resources Ltd.	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11, 14	12.00%	09/13/2023	10/01/2028	5,178	5,099	5,477
Harvey Gulf Holdings LLC	Shipping	Secured Loan B	2, 6, 20	1M SOFR + 6.98% (11.30%)	02/28/2024	01/19/2029	8,784	8,726	8,872
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 15	1M SOFR + 5.00% (9.31%)	10/31/2024	10/24/2031	1,985	1,975	1,981
Ipsen US Holdings, INC.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 3.27% (16.18% Cash + 0.00% PIK)	08/14/2024	07/31/2029	5,260	5,088	5,052
Lummus Technology Holdings	Chemicals	Unsecured Bond	11, 14	9.00%	05/17/2022	07/01/2028	1,500	1,290	1,491
Lyons Magnus, Inc.	Food & Staples	1st Lien, Secured Loan	2, 14	3M SOFR + 6.25% (10.54%)	02/25/2025	05/31/2027	2,248	2,152	2,090
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 17	3M SOFR + 7.00% (11.56%)	06/30/2021	07/15/2027	5,671	5,161	4,919
Main Street Sports Group LLC	Media	1st Lien, Secured Loan	14	15.00%	02/06/2025	01/03/2028	104	96	94
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.90% (10.22%)	09/26/2023	11/01/2026	6,787	6,436	6,368
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 7, 14	3M SOFR + 0.00% (3.31% Cash + 8.50% PIK)	04/03/2024	06/03/2028	5,741	6,353	3,909
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.81%)	04/03/2024	06/03/2028	1,476	1,476	1,476
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10, 11	n/a	03/07/2025	n/a	7,410,000	6,190	6,190
Nice-Pak Products Inc.	Consumer Products	Secured Loan B	2, 6, 7, 17	3M SOFR + 5.76% (10.06% Cash + 6.00% PIK)	09/30/2022	09/30/2027	9,339	9,196	9,667
Nice-Pak Products Inc.	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	n/a	1,448,864	-	1,449
Nice-Pak Products Inc.	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	3,048	2.56%
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.82%)	08/08/2024	12/13/2028	2,620	2,650	2,641
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 10, 14	n/a	02/20/2025	02/20/2027	1,268	1,223	1,268
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 10, 14	n/a	02/20/2025	02/20/2027	126	121	126
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 10, 14	n/a	02/20/2025	n/a	4,153	4,973	1,369
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,378	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.75% (9.17%)	02/09/2024	01/26/2029	2,313	2,150	2,132

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.51% (11.81%)	12/27/2023	01/23/2029	6,150	6,100	6,317
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	443	2.81%
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 14	1M SOFR + 0.00% (3.19% Cash + 17.25% PIK)	01/31/2023	02/24/2027	780	780	776
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 6.11% (10.44% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,697	2,676	2,639
SIRVA Worldwide Inc	Business Services	1st Lien, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.30%)	02/06/2025	02/20/2029	700	693	686
SIRVA Worldwide Inc	Business Services	Delayed Draw, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.30%)	02/19/2025	02/20/2029	80	78	77
Spencer Spirit IH LLC	Retail	1st Lien, Secured Loan	2, 14	1M SOFR + 4.75% (9.06%)	06/25/2024	07/15/2031	896	889	901
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,384	3,735
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 6, 10, 16	1M SOFR + 6.75% (11.07%)	04/30/2024	05/01/2029	1,395	1,383	1,409
TPC Group Inc	Chemicals	1st Lien, Secured Loan	2, 14	3M SOFR + 5.75% (9.95%)	11/22/2024	11/22/2031	950	936	929
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 8, 10	n/a	03/27/2024	n/a	100	5,000	7,004
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	72	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.10% (8.42%)	05/14/2024	11/02/2027	1,781	1,716	1,673
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.76% (13.05%)	05/14/2024	11/02/2028	900	721	789
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 4.11% (8.44% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,561	5,553	5,483
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,809	6,385	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	3	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 4.25% (8.55%)	09/10/2024	03/31/2029	1,195	1,196	1,190
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 8.26% (12.55% Cash + 2.00% PIK)	10/29/2024	12/28/2028	2,943	2,876	2,904
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 8.26% (12.55% Cash + 2.00% PIK)	12/28/2023	12/28/2028	8,723	8,517	8,607
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	11, 14	10.75%	01/14/2025	02/02/2029	5,050	5,048	4,884

TOTAL INVESTMENTS (258.45% of Net Assets)			13					$365,805	$341,910
Other Liabilities in Excess of Net Assets (158.45% of Net Assets)									$(209,615)
NET ASSETS									$132,295

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 4.41%. The one-month (“1M”) SOFR as of period end was 4.32%. The three-month (“3M”) SOFR as of period end was 4.29%. The six-month (“6M”) SOFR as of period end was 4.19%. The Prime as of period end was 7.50%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2025, the Ipsen International Holding GmbH secured loan, Maverick Gaming second out loan, Nice-Pak Products, Inc. secured loan B, Ruby Tuesday Operations, LLC secured loans, each of the Universal Fiber Systems term loans, and Vi-Jon secured loan pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 27.76% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $14,685; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(39,978); the net unrealized depreciation was $(25,293); the aggregate cost of securities for Federal income tax purposes was $367,203.
(14)
Loan includes interest rate floor of 0.00%.
(15)
Loan includes interest rate floor of 0.50%.
(16)
Loan includes interest rate floor of 0.75%.
(17)
Loan includes interest rate floor of 1.00%.
(18)
Loan includes interest rate floor of 1.25%.
(19)
Loan includes interest rate floor of 1.50%.
(20)
Loan includes interest rate floor of 2.00%.

(21)
Loan includes interest rate floor of 2.50%.
(22)
Loan includes interest rate floor of 8.25%.

* Represents less than 1%.

As of March 31, 2025, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$242,921	183.63%
Equity/Other	98,989	74.82%
Total	$341,910	258.45%

As of March 31, 2025, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$320,462	242.25%
Canada	9,902	7.48%
Bermuda	7,004	5.29%
Europe	4,542	3.43%
Total	$341,910	258.45%

As of March 31, 2025, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$52,210	39.47%
Specialty Finance	42,778	32.34%
Technology	31,730	23.98%
Consumer Products	25,675	19.41%
Transportation Equipment Manufacturing	25,611	19.36%
Chemicals	24,830	18.77%
Insurance	23,349	17.65%
Food & Staples	16,191	12.24%
Metals & Mining	12,594	9.52%
Oil & Gas Exploration & Production	10,361	7.83%
Industrial	9,683	7.32%
Shipping	8,872	6.71%
Consumer Services	8,604	6.50%
Internet Media	7,456	5.64%
Energy Services	6,317	4.77%
Casinos & Gaming	5,385	4.07%
Apparel	4,919	3.72%
Aircraft	4,542	3.43%
Defense	3,970	3.00%
Restaurants	3,858	2.92%
Closed-End Fund	3,127	2.36%
Financial Services	2,573	1.94%
Retail	2,163	1.63%
Textiles	2,053	1.55%
Marketing Services	1,409	1.07%
Transportation	793	0.60%
Business Services	763	0.58%
Media	94	0.07%
Total	$341,910	258.45%

GREAT ELM CAPITAL CORP.

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

As of December 31, 2024 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$236,718	173.91%
Equity/Other	87,544	64.32%
Short-Term Investments	8,448	6.21%
Total	$332,710	244.44%

As of December 31, 2024 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$308,768	226.86%
Canada	10,553	7.75%
Bermuda	6,155	4.52%
Europe	4,566	3.35%
Australia	2,668	1.96%
Total	$332,710	244.44%

As of December 31, 2024 the industry composition of the Company’s portfolio at fair value was as follows:

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

GREAT ELM CAPITAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The Company’s functional currency is U.S. dollars and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X and Regulation S-K. These financial statements reflect all adjustments (consisting of normal recurring items or items discussed herein) that management believes are necessary to fairly state results for the interim periods presented. Results of operations for interim periods are not necessarily indicative of annual results of operations. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

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

Deferred financing costs incurred in connection with the revolving credit facility are amortized on a straight-line basis over the term of the revolving credit facility. Unamortized costs are included in deferred financing costs on the statements of assets and liabilities and amortization of those costs is included in interest expense on the statements of operations.

Deferred offering costs incurred in connection with the unsecured notes are amortized over the term of the respective unsecured note using the effective interest method. Unamortized costs are treated as a reduction to the carrying amount of the debt on the statements of assets and liabilities and amortization of those costs is included in interest expense on the statements of operations.

Deferred offering costs incurred in connection with the shelf registration on form N-2 are capitalized when incurred and recognized as a reduction to offering proceeds when the offering becomes effective or expensed upon expiration of the registration statement, if applicable. Deferred offering costs are included with prepaid expenses and other assets on the statements of assets and liabilities.

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

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to relate back distributions in the next tax year to meet the requirement to distribute 90% of its ICTI in the prior year. Any such "spillover dividends" must generally be delcared on or before the 15th day of the ninth month after the tax-year end. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

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

The Company has accrued $68 of excise tax expense during the three months ended March 31, 2025. The Company accrued $348 of excise tax expense during the year ended December 31, 2024.

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

Recently Adopted Accounting Standards. The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Statement of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders.

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

For the three months ended March 31, 2025, management fees amounted to $1,272. For the three months ended March 31, 2024, management fees amounted to $940. As of March 31, 2025 and December 31, 2024, $1,272 and $1,248, respectively, remained payable.

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

Any Income Incentive Fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) is deferred, on a security by security basis, and becomes payable only if, as, when and to the extent cash is received by the Company or its subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Incentive Fees previously deferred.

The Company will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid). “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters. As a result of the admendment effective August 1, 2022, the calculation of Cumulative Pre-Incentive Fee Net Return begins as of April 1, 2022.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Income Incentive Fees of $1,150 and $798, respectively. As of March 31, 2025, cumulative accrued incentive fees payable were $2,862, and after calculating the total return requirement, $316 was immediately payable. As of December 31, 2024, cumulative accrued incentive fees payable were $1,712, and after calculating the total return requirement, $400 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2025, the Company incurred expenses under the Administration Agreement of $355. For the three months ended March 31, 2024, the Company incurred expenses under the Administration Agreement of $385, respectively. As of March 31, 2025 and December 31, 2024, $271 and $156 remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$103,897	$139,024	$242,921
Equity/Other	3,127	-	39,912	43,039
Short Term Investments	-	-	-	-
Total	$3,127	$103,897	$178,936	$285,960
Investment measured at net asset value(1)				55,950
Total Investments, at fair value				$341,910

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$76,764	$159,954	$236,718
Equity/Other	3,430	-	32,937	36,367
Short Term Investments	8,448	-	-	8,448
Total	$11,878	$76,764	$192,891	$281,533
Investment measured at net asset value(1)				51,177
Total Investments, at fair value				$332,710
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2025
Debt	$159,954	$(21,885)	$14,524	$108	$(489)	$(13,263)	$75	$139,024
Equity/Other	32,937	-	6,397	(89)	1,079	(412)	-	39,912
Total investment assets	$192,891	$(21,885)	$20,921	$19	$590	$(13,675)	$75	$178,936

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2024
Debt	$122,693	$17,179	$80,149	$(36)	$740	$(61,155)	$384	$159,954
Equity/Other	20,044	1,449	28,334	-	(11,890)	(5,000)	-	32,937
Total investment assets	$142,737	$18,628	$108,483	$(36)	$(11,150)	$(66,155)	$384	$192,891
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2025 totaled $(2,853) consisting of the following: $(3,932) related to debt investments and $1,079 related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2024 totaled $(15,902) consisting of the following: $(4,822) related to debt investments and $(11,080) relating to equity/other.

Six investments with an aggregate fair value of $23,630 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2025. Two investments with an aggregate fair value of $1,746 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the three months ended March 31, 2025.

One investment with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2024.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$101,152	Income Approach	Discount Rate	9.67% - 21.81% (14.96%)
	31,093	Recent Transaction
	6,779	Market Approach	Earnings Multiple	0.25 - 7.50 (5.66)
Total Debt	$139,024

Equity/Other	$25,623	Recent Transaction
	7,213	Market Approach	Earnings Multiple	0.09 - 8.00 (6.65)
	7,004	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	72	Asset Recovery / Liquidation (3)
Total Equity/Other	$39,912

As of December 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$117,413	Income Approach	Discount Rate	9.37% - 22.48% (15.13%)
	35,710	Recent Transaction
	6,831	Market Approach	Earnings Multiple	0.30 - 8.00 (4.66)
Total Debt	$159,954

Equity/Other	$20,327	Recent Transaction
	6,401	Market Approach	Earnings Multiple	0.09 - 8.25 (6.67)
	6,155	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$32,937

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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of March 31, 2025 the Company held three investments valued using NAV as a practical expedient. The Company has an unfunded commitment of $1.4 million with respect to these investments. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of March 31, 2025, there were $12 million in borrowings outstanding under the revolving line.

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

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

March 31, 2025
GECCO Notes	$57,500	$1,638	N/A	$1.04
GECCZ Notes	40,000	1,638	N/A	1.00
GECCI Notes	56,500	1,638	N/A	1.01
GECCH Notes	41,400	1,638	N/A	1.00
Revolving Credit Facility	12,000	1,638	N/A	-

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
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

As of March 31, 2025, the Company’s asset coverage ratio was approximately 163.8%.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the indenture.

For the three months ended March 31, 2025 and 2024, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$3,833	$2,528
Amortization of acquisition premium	418	279
Total	$4,251	$2,807
Weighted average interest rate(1)	8.72%	7.85%
Average outstanding balance	$197,818	$143,440
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

	March 31, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$59,777
Unsecured Debt - GECCZ Notes	40,000	40,000	40,160
Unsecured Debt - GECCI Notes	56,500	56,500	56,839
Unsecured Debt - GECCH Notes	41,400	41,400	41,383
Total	$195,400	$195,400	$198,159

	December 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,017
Unsecured Debt - GECCZ Notes	40,000	40,000	40,360
Unsecured Debt - GECCI Notes	56,500	56,500	56,988
Unsecured Debt - GECCH Notes	41,400	41,400	41,317
Total	$195,400	$195,400	$195,682

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2025, the Company had approximately $3,533 in unfunded commitments to provide financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2025 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$11.79	$12.99
Net investment income	0.40	0.37
Net realized gains (loss)	0.02	0.27
Net change in unrealized appreciation (depreciation)	(0.38)	(0.69)
Net increase (decrease) in net assets resulting from operations	0.04	(0.05)
Issuance of common stock	0.00	(0.02)
Distributions declared from net investment income(2)	(0.37)	(0.35)
Net decrease resulting from distributions to common stockholders	(0.37)	(0.37)
Net asset value, end of period	$11.46	$12.57
Per share market value, end of period	$10.19	$11.06

Shares outstanding, end of period	11,544,415	9,452,382
Total return based on net asset value(3)	0.34%	(0.53)%
Total return based on market value(3)	(3.91)%	7.14%

Ratio/Supplemental Data:
Net assets, end of period	$132,295	$118,795
Ratio of total expenses to average net assets before waiver (4),(5)	20.88%	18.51%
Ratio of total expenses to average net assets after waiver (4),(5)	20.88%	18.51%
Ratio of incentive fees to average net assets(4)	0.84%	0.72%
Ratio of net investment income to average net assets(4),(5)	16.12%	13.71%
Portfolio turnover	8%	12%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the three months ended March 31, 2025 and 2024 average net assets were $136,959 and $110,908, respectively.
(5)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2025 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2025 represented 67% of the Company’s net assets.

Fair value as of March 31, 2025 along with transactions during the three months ended March 31, 2025 in these affiliated investments and controlled investments was as follows:

	For the Three Months Ended March 31, 2025
Issue(1)	Fair value at December 31, 2024	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2025	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	29,733	-	-	-	-	29,733	953	-	-
Equity (87.5% of class)	13,482	-	-	-	(437)	13,045	-	-	70
	43,215	-	-	-	(437)	42,778	953	-	70

CLO Formation JV, LLC
Equity (71.25% of class)	40,089	8,265	450	-	(1,884)	46,020	-	-	3,306
	40,089	8,265	450	-	(1,884)	46,020	-	-	3,306

Totals	$83,304	$8,265	$450	$-	$(2,321)	$88,798	$953	$-	$3,376
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that CLO Formation JV, LLC ("CLO JV") is a significant subsidiaries for the three months ended March 31, 2025 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV as of and for the three months ended March 31, 2025 has been included below:

Balance Sheet	As of March 31, 2025
Total Assets	64,758
Total Liabilities	169
Net Equity	64,590

Statement of Operations	For the Three Months Ended March 31, 2025
Total Revenues	1,707
Total Expenses	45
Net Income	1,662

Unrealized Gain	324

Net Results	1,986

Schedule of Investments
Portfolio Company	Initial Acquisition Date	Maturity Date	Quantity/Par	Amortized Cost	Fair Value
CLO Subordinated Notes
Apex Credit CLO 2024-I Ltd	04/24/24	04/20/36	14,957	$10,486	$11,221
Apex Credit CLO 2024-II Ltd	07/02/24	07/25/37	34,550	28,953	28,719
				39,439	39,940
Loan Accumulation Facility
Apex Credit CLO 2024-III Ltd	11/01/24	05/23/26	22,800	22,800	23,273

Total Investments				62,239	63,213

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Board set distributions for the quarter ending June 30, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.