Form 10-Q
period 2025-06-30
Great Elm Capital Corp.
filed 2025-08-04
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, the registrant had 11,568,378 shares of common stock, $0.01 par value per share, outstanding.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2024 and the six months ended June 30, 2025:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
Quarter ended December 31, 2024	61,724	(71,123)	12.37%
For the Year Ended December 31, 2024	$345,684	$(245,576)

Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
For the Six Months Ended June 30, 2025	$84,686	$(77,089)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2025 and the year ended December 31, 2024. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Beginning Investment Portfolio, at fair value	$324,262	$230,612
Portfolio Investments acquired(1)	84,686	345,684
Amortization of premium and accretion of discount, net	1,468	2,437
Portfolio Investments repaid or sold(2)	(77,089)	(245,576)
Net change in unrealized appreciation (depreciation) on investments	1,003	(10,771)
Net realized gain (loss) on investments	723	1,876
Ending Investment Portfolio, at fair value	$335,053	$324,262
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Short-Term Investments	$68,206	16.90%	$8,448	2.54%
Structured Finance	55,427	13.74%	40,089	12.05%
Technology	44,092	10.93%	29,811	8.96%
Specialty Finance	36,351	9.01%	43,215	12.99%
Consumer Products	27,321	6.78%	25,179	7.57%
Chemicals	26,940	6.68%	26,131	7.85%
Transportation Equipment Manufacturing	25,004	6.20%	26,140	7.86%
Insurance	21,986	5.45%	22,364	6.72%
Metals & Mining	13,774	3.42%	13,071	3.93%
Food & Staples	12,363	3.07%	9,367	2.82%
Industrial	11,759	2.92%	12,874	3.87%
Oil & Gas Exploration & Production	10,070	2.50%	10,436	3.14%
Consumer Services	8,764	2.17%	8,681	2.61%
Internet Media	6,395	1.59%	6,997	2.10%
Energy Services	6,128	1.52%	6,522	1.96%
Apparel	4,862	1.21%	4,911	1.48%
Aircraft	4,543	1.13%	4,566	1.37%
Casinos & Gaming	3,886	0.96%	5,485	1.65%
Restaurants	3,814	0.95%	3,789	1.14%
Closed-End Fund	2,986	0.74%	3,430	1.03%
Financial Services	2,934	0.73%	2,532	0.76%
Textiles	2,103	0.52%	1,285	0.39%
Transportation	1,369	0.34%	-	-%
Marketing Services	1,261	0.31%	1,416	0.43%
Business Services	752	0.19%	-	-%
Media	97	0.02%	-	-%
Retail	72	0.02%	3,100	0.93%
Shipping	-	-%	8,872	2.67%
Defense	-	-%	3,999	1.20%
Total	$403,259	100.00%	$332,710	100.00%

Results of Operations

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$14,277	$1.24	$9,548	$1.00	$26,772	$2.32	$18,457	$2.03
Interest income	7,969	0.69	7,763	0.81	15,935	1.38	15,344	1.69
Dividend income	6,236	0.54	1,570	0.16	9,848	0.85	2,341	0.26
Other commitment fees	-	-	175	0.02	-	-	700	0.08
Other income	72	0.01	40	0.00	989	0.09	72	0.01
(1)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025, respectively.
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

Interest income increased for the three and six months ended June 30, 2025 as compared to the corresponding period in the prior year primarily due to an increased debt investment portfolio size, offset to some extent by lower average coupon rate. As of June 30, 2025, the debt investment portfolio had an average coupon rate of 11.7% on approximately $232.6 million of principal as compared to 12.8% on approximately $216.8 million of principal as of June 30, 2024, excluding positions on non-accrual in each period.

The increase in dividend income for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is primarily attributable to the investments in Trouvaille Re Ltd. and in the CLO JV, which was formed in 2024 and pays periodic dividends to its equity-holders.

Other commitment fees decreased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 due to termination of revolver commitments and associated commitment fees. Other income fees increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily due to non-refundable carry fees and amendment fees on new and amended debt positions.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$8,305	$0.72	$6,490	$0.68	$16,156	$1.40	$12,201	$1.34
Management fees	1,278	0.11	1,068	0.11	2,550	0.22	2,008	0.22
Incentive fees	1,470	0.13	764	0.08	2,620	0.23	1,562	0.17
Total advisory and management fees	$2,748	$0.24	$1,832	$0.19	$5,170	$0.45	$3,570	$0.39
Administration fees	383	0.03	396	0.04	738	0.06	781	0.09
Directors’ fees	53	-	54	0.01	106	0.01	108	0.01
Interest expense	4,318	0.38	3,473	0.37	8,569	0.74	6,280	0.69
Professional services	459	0.04	413	0.04	883	0.08	801	0.09
Custody fees	37	-	36	0.00	75	0.01	72	0.01
Other	307	0.03	286	0.03	615	0.05	589	0.06
Income Tax Expense
Excise tax	68	0.01	-	-	136	0.01	5	-
(1)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025, respectively.
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

Management fees increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 due to growth of the portfolio and increases in fair values.

Incentive fees increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 due to higher pre-incentive net investment income over the same period.

Professional services costs increased for the three and six months ended June 30, 2025 as compared to the corresponding periods in the prior year, primarily due to general rate increases for professional services including valuation, legal and accounting costs.

Interest expense increased for the three and six months ended June 30, 2025 as compared to the corresponding periods in the prior year primarily due to the issuance of $56.5 million in aggregate principal amount of the 8.50% Notes due 2029 (the “GECCI Notes”) in April and July 2024, and the issuance of $36.0 million in aggregate principal amount of the 8.125% Notes due 2029 (the “GECCH Notes”) in September 2024, offset with the redemption of $45.6 million in aggregate principal amount of the 6.75% Notes due in 2025 (the "GECCM Notes") in October 2024.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$459	$0.04	$(470)	$(0.05)	$723	$0.06	$1,886	$0.21
Gross realized gain	478	0.04	515	0.05	843	0.07	2,885	0.32
Gross realized loss	(19)	-	(985)	(0.10)	(120)	(0.01)	(999)	(0.11)
(1)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025, respectively.
(2)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.

Net realized gain for the three and six months ended June 30, 2025 includes $0.2 million in gains from the realization of our investment in Lummus Technology Holdings unsecured bonds and $0.1 million in gains from the realization of our investment in Harvey Gulf term loan. Net realized gain for the six months ended June 30, 2025 also includes $0.2 million in gains from the realization of our investment in W&T Offshore Inc. secured bonds.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$5,380	$0.47	$(3,914)	$(0.41)	$993	$0.09	$(9,921)	$(1.09)
Unrealized appreciation	16,580	1.44	5,071	0.53	19,256	1.67	6,102	0.67
Unrealized depreciation	(11,200)	(0.97)	(8,985)	(0.94)	(18,263)	(1.58)	(16,023)	(1.76)
(1)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025, respectively.
(2)
The per share amounts are based on a weighted average of 9,551,037 and 9,105,190 outstanding common shares for the three and six months ended June 30, 2024, respectively.

For the three months ended June 30, 2025, unrealized appreciation was primarily driven by an increase in fair value of our investment in CW Opportunity 2, LP of approximately $13.7 million. Unrealized depreciation for the three months ended June 30, 2025 was primarily driven by a decrease in fair value of approximately $2.2 million in the CLO JV common equity, $1.6 million in Trouvaille Re preference shares, and $1.5 million in Maverick Gaming, LLC term loans.

Net unrealized appreciation for the six months ended June 30, 2025 was primarily driven by an increase in fair value of our investment in CW Opportunity 2, LP of $12.7 million. These gains were offset by decreases in the fair value of our investments in the CLO JV, Flexsys Cayman Holdings, LP, and Maverick Gaming LLC of $4.1 million, $1.8 million, and $1.7 million, respectively.

For the three months ended June 30, 2024, unrealized appreciation was due to an increase in fair value on our investment in NICE-PAK Products, Inc. warrants of $0.9 million and due to the reversal of approximately $0.8 million in previously recognized unrealized depreciation on our investment in Phillips Pet Food term loan which was reclassified to realized loss upon the sale of our position. Unrealized depreciation for the three months ended June 30, 2024 was primarily due to decreases in fair value on our investments in New Wilkie Energy Pty Limited (“New Wilkie Energy”) of $2.0 million, Dynata of $1.7 million, and GESF common equity of $0.8 million.

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

As of June 30, 2025, we had approximately $1.0 million of cash and cash equivalents and approximately $3.4 million of money market fund investments at fair value. As of June 30, 2025, we had investments in 56 debt instruments across 44 companies, totaling approximately $221.2 million at fair value and 18 equity investments in 14 companies, with an aggregate fair value of approximately $113.8 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2025, we had approximately $1.8 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our June 30, 2025 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2025, net cash used for operating activities was approximately $3.8 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $(53.9) million, reflecting payments for additional investments of $28.2 million, offset by proceeds from principal repayments and sales of $82.1 million.

For the six months ended June 30, 2025, net cash used by financing activities was $2.9 million, consisting of $6.0 million in net borrowings on the revolving credit facility, less $9.1 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of June 30, 2025 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	57,500	57,500	-	-	-
GECCZ Notes	40,000	-	-	40,000	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
Revolving Credit Facility	6,000	-	6,000	-	-
Total	$201,400	$57,500	$6,000	$137,900	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. Borrowings under the revolving line currently bear interest at a rate equal to (i) the Secured Overnight Financing Rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by us. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of June 30, 2025, there were $6 million in borrowings outstanding under the revolving line.

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of June 30, 2025 is $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” and, together with the GECCM Notes and GECCO Notes, the “Notes”). The aggregate principal balance of the GECCZ Notes outstanding as of June 30, 2025 is $40.0 million.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of June 30, 2025 is $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes" and, together with the GECCO Notes, GECCZ Notes and GECCI Notes, the "Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of June 30, 2025 is $41.4 million.

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

As of June 30, 2025, our asset coverage ratio was approximately 169.5%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)	to NAV(1)	Declared(2)
Fiscal year ending December 31, 2025
Third Quarter (through July 31, 2025)	N/A	$11.00	$10.84	--	--	--
Second Quarter	12.10	11.11	9.20	(8.2)%	(24.0)%	$0.37
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	$0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.35
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)%	(40.4)%	0.35
Second Quarter	12.21	9.10	7.58	(25.5)%	(37.9)%	0.35
First Quarter	11.88	9.75	8.50	(17.9)%	(28.5)%	0.35

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

The last reported closing price for our common stock on July 31, 2025 was $10.99 per share. As of July 31, 2025, we had 10 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2023:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37

Recent Developments

Distribution

Our board set the distribution for the quarter ending September 30, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by our Board. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2025, approximately $166.4 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 41 debt investments were at variable rates, representing approximately $60.7 million and $166.4 million in principal debt, respectively. As of December 31, 2024, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $65.1 million and $179.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of June 30, 2025. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,991
2.00%	3,327
1.00%	1,664
(1.00)%	(1,664)
(2.00)%	(3,327)
(3.00)%	(4,991)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of June 30, 2025, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

GREAT ELM CAPITAL CORP.

Date: August 4, 2025	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: August 4, 2025	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $247,896 and $244,378, respectively)	$250,099	$240,958
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $68,216 and $8,448, respectively)	68,206	8,448
Affiliated investments, at fair value (amortized cost of $12,378 and $12,378, respectively)	-	-
Controlled investments, at fair value (amortized cost of $93,284 and $87,014, respectively)	84,954	83,304
Total investments	403,259	332,710

Cash and cash equivalents	960	-
Receivable for investments sold	75	5,065
Interest receivable	3,279	3,306
Dividends receivable	853	364
Due from portfolio company	32	32
Due from affiliates	107	160
Deferred financing costs	188	237
Prepaid expenses and other assets	573	154
Total assets	$409,326	$342,028

Liabilities
Notes payable (including unamortized discount of $4,923 and $5,705, respectively)	$190,477	$189,695
Revolving credit facility	6,000	-
Payable for investments purchased	66,144	11,194
Interest payable	79	32
Accrued incentive fees payable	3,636	1,712
Distributions payable	-	577
Due to affiliates	1,500	1,385
Accrued expenses and other liabilities	1,458	1,320
Total liabilities	$269,294	$205,915

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 11,568,378 shares issued and outstanding and 11,544,415 shares issued and outstanding, respectively)	$116	$115
Additional paid-in capital	332,385	332,111
Accumulated losses	(192,469)	(196,113)
Total net assets	$140,032	$136,113
Total liabilities and net assets	$409,326	$342,028
Net asset value per share	$12.10	$11.79

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$6,560	$5,968	$12,962	$11,955
Non-affiliated, non-controlled investments (PIK)	644	811	1,255	1,441
Affiliated investments	-	31	-	64
Controlled investments	765	953	1,718	1,884
Total interest income	7,969	7,763	15,935	15,344
Dividend income from:
Non-affiliated, non-controlled investments	2,332	1,045	2,568	1,431
Controlled investments	3,904	525	7,280	910
Total dividend income	6,236	1,570	9,848	2,341
Other commitment fees from non-affiliated, non-controlled investments	-	175	-	700
Other income from:
Non-affiliated, non-controlled investments	72	40	815	72
Non-affiliated, non-controlled investments (PIK)	-	-	174	-
Total other income	72	40	989	72
Total investment income	$14,277	$9,548	$26,772	$18,457

Expenses:
Management fees	$1,278	$1,068	$2,550	$2,008
Incentive fees	1,470	764	2,620	1,562
Administration fees	383	396	738	781
Custody fees	37	36	75	72
Directors’ fees	53	54	106	108
Professional services	459	413	883	801
Interest expense	4,318	3,473	8,569	6,280
Other expenses	307	286	615	589
Total expenses	$8,305	$6,490	$16,156	$12,201
Net investment income before taxes	$5,972	$3,058	$10,616	$6,256
Excise tax	$68	$-	$136	$5
Net investment income	$5,904	$3,058	$10,480	$6,251

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$459	$155	$723	$2,511
Affiliated investments	-	(625)	-	(625)
Total net realized gain (loss)	459	(470)	723	1,886
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	7,679	(3,856)	5,613	(7,389)
Affiliated investments	-	827	-	(23)
Controlled investments	(2,299)	(885)	(4,620)	(2,509)
Total net change in unrealized appreciation (depreciation)	5,380	(3,914)	993	(9,921)
Net realized and unrealized gains (losses)	$5,839	$(4,384)	$1,716	$(8,035)
Net increase (decrease) in net assets resulting from operations	$11,743	$(1,326)	$12,196	$(1,784)

Net investment income per share (basic and diluted):	$0.51	$0.32	$0.91	$0.69
Earnings per share (basic and diluted):	$1.02	$(0.14)	$1.06	$(0.20)
Weighted average shares outstanding (basic and diluted):	11,556,857	9,551,037	11,550,739	9,105,190

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$5,904	$3,058	$10,480	$6,251
Net realized gain (loss)	459	(470)	723	1,886
Net change in unrealized appreciation (depreciation) on investments	5,380	(3,914)	993	(9,921)
Net increase (decrease) in net assets resulting from operations	11,743	(1,326)	12,196	(1,784)

Distributions to stockholders:
Distributions(1)	(4,281)	(3,309)	(8,552)	(6,617)
Total distributions to stockholders	(4,281)	(3,309)	(8,552)	(6,617)

Capital transactions:
Issuance of common stock, net	275	11,849	275	35,671
Net increase (decrease) in net assets resulting from capital transactions	275	11,849	275	35,671
Total increase (decrease) in net assets	7,737	7,214	3,919	27,270
Net assets at beginning of period	$132,295	$118,795	$136,113	$98,739
Net assets at end of period	$140,032	$126,009	$140,032	$126,009

Capital share activity
Shares outstanding at the beginning of the period	11,544,415	9,452,382	11,544,415	7,601,958
Issuance of common stock	23,963	997,506	23,963	2,847,930
Shares outstanding at the end of the period	11,568,378	10,449,888	11,568,378	10,449,888
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$12,196	$(1,784)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(28,167)	(165,659)
Net change in short-term investments	(59,768)	(9,625)
Capitalized payment-in-kind interest	(1,568)	(1,240)
Proceeds from sales of investments	55,489	90,077
Proceeds from principal payments	26,589	22,821
Net realized (gain) loss on investments	(723)	(1,886)
Net change in unrealized (appreciation) depreciation on investments	(993)	9,921
Amortization of premium and accretion of discount, net	(1,468)	(1,193)
Amortization of discount (premium) on long term debt	841	570
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	27	(1,489)
(Increase) decrease in dividends receivable	(489)	(308)
(Increase) decrease in due from portfolio company	-	36
(Increase) decrease in due from affiliates	53	-
(Increase) decrease in prepaid expenses and other assets	(419)	(148)
Increase (decrease) in due to affiliates	2,039	312
Increase (decrease) in interest payable	47	34
Increase (decrease) in accrued expenses and other liabilities	138	(141)
Net cash provided by (used for) operating activities	3,824	(59,702)
Cash flows from financing activities
Issuance of notes payable, net of issuance costs	-	33,030
Borrowings under credit facility	32,000	5,000
Repayments under credit facility	(26,000)	(5,000)
Proceeds from issuance of common stock, net of issuance costs	275	35,671
Payments of deferred financing costs	(10)	-
Distributions paid	(9,129)	(7,377)
Net cash provided by (used for) financing activities	(2,864)	61,324
Net increase (decrease) in cash	960	1,622
Cash and cash equivalents and restricted cash, beginning of period	-	953
Cash and cash equivalents and restricted cash, end of period	$960	$2,575

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$270	$226
Cash paid for interest	$7,522	$5,631

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2025

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion	Chemicals	2nd Lien, Secured Loan	2, 16	1M SOFR + 7.75% (12.18%)	09/21/2022	11/24/2028	1,625	1,541	1,520
American Coastal Insurance Corp.	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	13,000	8,701	12,594
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 17	6M SOFR + 6.00% (10.25%)	09/09/2024	05/26/2028	3,173	3,045	2,934
Avation Capital SA	Aircraft	2nd Lien, Secured Bond	10, 11	8.25%	02/04/2022	10/31/2026	4,671	4,444	4,543
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	185	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 7, 16	3M SOFR + 8.00% (8.26% Cash + 4.00% PIK)	01/16/2025	05/08/2028	246	240	246
Brightline East, LLC	Transportation	1st Lien, Secured Bond	11	11.00%	03/10/2025	01/31/2030	1,850	1,460	1,369
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	166	52,359	48,603	71.25%
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (8.20%)	03/04/2025	07/31/2028	1,101	989	946
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	6, 10, 11	13.13%	04/15/2025	05/01/2028	1,400	1,367	1,416
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	6, 10, 11	13.13%	08/08/2024	05/01/2028	4,245	4,331	4,049
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.92%)	08/21/2023	07/31/2028	13,563	13,503	13,901
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (10.29%)	05/29/2024	05/16/2030	3,259	3,215	3,324
CSC ServiceWorks	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (8.58%)	09/26/2023	03/04/2028	4,926	4,348	4,310
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	19,900
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 7, 15	3M SOFR + 11.00% (12.47% Cash + 3.00% PIK)	10/16/2024	08/02/2028	5,454	5,403	4,895
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 7, 15	3M SOFR + 11.00% (12.41% Cash + 3.00% PIK)	04/17/2025	08/02/2028	707	681	634
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	100,000	11,230	2,222	1.00%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8	n/a	07/15/2024	n/a	45,714	-	-	3.20%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 17	3M SOFR + 5.50% (10.09%)	07/15/2024	10/15/2028	4,744	4,744	4,173
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 20	3M SOFR + 6.50% (9.80% Cash + 1.00% PIK)	03/27/2025	08/14/2028	6,199	6,037	6,021
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.50% (5.45% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,504	2,044	2,103
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 17	3M SOFR + 5.00% (9.54%)	06/09/2023	03/30/2027	7,544	7,474	7,114
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 17	3M SOFR + 8.50% (13.04%)	03/24/2021	03/30/2028	16,200	15,774	14,498
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 17	3M SOFR + 5.00% (9.54%)	03/08/2024	03/30/2027	1,773	1,765	1,669
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 16	1M SOFR + 5.25% (9.69%)	05/28/2025	08/01/2029	5,992	5,052	3,034

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 16	1M SOFR + 6.25% (10.58%)	05/23/2025	08/01/2029	1,820	1,784	1,711
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.00% (12.40%)	07/29/2021	06/30/2027	5,859	5,877	5,534
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 15	3M SOFR + 5.75% (10.02%)	11/01/2024	07/19/2030	4,750	4,661	4,483
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 22	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,000
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	135,000	2,742	2,801	*
Graftech	Industrial	2nd Lien, Secured Bond		9.88%	04/25/2025	12/23/2029	900	650	708
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	12,426	87.50%
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	23,925	23,925	23,925
Greenfire Resources Ltd.	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	4,178	4,118	4,400
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 15	3M SOFR + 4.50% (8.80%)	10/31/2024	10/30/2031	1,980	1,970	1,992
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 11.82% (7.61% Cash + 8.54% PIK)	08/14/2024	07/31/2029	5,362	5,198	5,068
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 17	3M SOFR + 7.00% (11.56%)	06/30/2021	07/15/2027	5,632	5,170	4,862
Main Street Sports Group LLC	Media	1st Lien, Secured Loan	7	15.00%	02/06/2025	01/03/2028	108	100	97
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 5.75% (10.22%)	09/26/2023	12/01/2026	6,648	6,350	6,308
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 9, 17	n/a	04/03/2024	06/03/2028	5,741	6,353	2,410
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 9, 17	n/a	04/03/2024	06/03/2028	1,476	1,476	1,476
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 10, 14	n/a	02/20/2025	02/20/2027	1,268	1,229	1,268
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 10, 14	n/a	02/20/2025	02/20/2027	114	110	114
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10, 14	n/a	02/20/2025	n/a	4,153	4,973	1,393
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10, 11	n/a	03/07/2025	n/a	7,410	6,190	6,824
Nice-Pak Products Inc.	Consumer Products	Secured Loan B	2, 6, 7, 17	3M SOFR + 11.50% (10.06% Cash + 6.00% PIK)	09/30/2022	09/30/2027	10,990	10,889	11,244
Nice-Pak Products Inc.	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	n/a	1,448,864	-	1,449
Nice-Pak Products Inc.	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	3,173	2.56%
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.82%)	08/08/2024	12/13/2028	2,568	2,595	2,588
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	*
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.75% (9.13%)	02/09/2024	01/26/2029	2,307	2,153	1,723
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.25% (11.81%)	12/27/2023	01/23/2029	5,956	5,910	6,128
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.00% (10.44% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,674	2,656	2,607

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 14	1M SOFR + 16.00% (0.00% Cash + 20.44% PIK)	01/31/2023	02/24/2027	821	821	812
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	395	2.81%
SIRVA Worldwide Inc	Business Services	1st Lien, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.32%)	02/06/2025	02/20/2029	700	693	676
SIRVA Worldwide Inc	Business Services	Delayed Draw, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.32%)	02/19/2025	02/20/2029	80	78	76
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,388	3,942
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 16	1M SOFR + 6.75% (11.08%)	04/30/2024	05/01/2029	1,260	1,250	1,261
TPC Group Inc	Chemicals	1st Lien, Secured Loan	2, 6, 16	6M SOFR + 5.75% (9.95%)	11/22/2024	12/16/2031	948	934	912
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 8, 10	n/a	03/27/2024	n/a	100	5,000	5,450
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	72	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (8.43%)	05/14/2024	11/02/2027	1,777	1,717	1,682
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 6, 16	3M SOFR + 8.50% (13.04%)	05/14/2024	11/02/2028	900	730	780
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.00% (8.44% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,674	5,666	5,629
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,809	6,366	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	3	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Vantage Specialty Chemicals, Inc.	Chemicals	1st Lien, Secured Loan	2, 14	3M SOFR + 4.75% (9.03%)	05/29/2025	10/26/2026	1,511	1,451	1,457
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.00% (12.54% Cash + 2.00% PIK)	10/29/2024	12/28/2028	2,939	2,876	2,890
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.00% (12.54% Cash + 2.00% PIK)	12/28/2023	12/28/2028	8,710	8,516	8,565
Walor North America, Inc	Industrial	1st Lien, Secured Loan	2, 6, 23	1M SOFR + 5.75% (10.07%)	06/17/2025	06/17/2028	1,500	1,500	1,500
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	11	10.75%	01/14/2025	02/02/2029	6,450	6,131	5,670

Total Investments excluding Short-Term Investments (239.27% of Net Assets)								353,558	335,053
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	n/a	n/a	65,000,000	64,800	64,790
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	3,415,594	3,416	3,416
Total Short-Term Investments (48.71% of Net Assets)								68,216	68,206
TOTAL INVESTMENTS (287.98% of Net Assets)			13					$421,774	$403,259
Other Liabilities in Excess of Net Assets (187.98% of Net Assets)									$(263,227)
NET ASSETS									$140,032

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 4.45%. The one-month (“1M”) SOFR as of period end was 4.32%. The three-month (“3M”) SOFR as of period end was 4.29%. The six-month (“6M”) SOFR as of period end was 4.15%. The Prime as of period end was 7.50%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2025, the Blue Ribbon, LLC secured loan, each of the Del Monte Foods Corp II Inc. secured loans, the EagleView Technology Corp secured loan, the Elevate Textiles, Inc. secured loan, the Ipsen US Holdings, Inc. secured loan, the Main Street Sports Group LLC secured loan, the Nice-Pak Products, Inc. secured loan B, each of the Ruby Tuesday Operations, LLC secured loans, the Universal Fiber Systems secured loan, and each of the Vi-Jon secured loans pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 27.47% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $27,341; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(45,857); the net unrealized depreciation was $(18,516); the aggregate cost of securities for Federal income tax purposes was $418,359.
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
(23)
Loan includes interest rate floor of 3.80%.

* Represents less than 1%.

As of June 30, 2025, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$221,242	158.00%
Equity/Other	113,811	81.27%
Short-Term Investments	68,206	48.71%
Total	$403,259	287.98%

As of June 30, 2025, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$383,401	273.81%
Canada	9,865	7.04%
Bermuda	5,450	3.89%
Europe	4,543	3.24%
Total	$403,259	287.98%

As of June 30, 2025, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$55,427	39.58%
Technology	44,092	31.49%
Specialty Finance	36,351	25.96%
Consumer Products	27,321	19.51%
Chemicals	26,940	19.24%
Transportation Equipment Manufacturing	25,004	17.86%
Insurance	21,986	15.70%
Metals & Mining	13,774	9.84%
Food & Staples	12,363	8.83%
Industrial	11,759	8.40%
Oil & Gas Exploration & Production	10,070	7.19%
Consumer Services	8,764	6.26%
Internet Media	6,395	4.57%
Energy Services	6,128	4.38%
Apparel	4,862	3.47%
Aircraft	4,543	3.24%
Casinos & Gaming	3,886	2.78%
Restaurants	3,814	2.72%
Closed-End Fund	2,986	2.13%
Financial Services	2,934	2.10%
Textiles	2,103	1.50%
Transportation	1,369	0.98%
Marketing Services	1,261	0.90%
Business Services	752	0.54%
Media	97	0.07%
Retail	72	0.05%
Short-Term Investments	68,206	48.69%
Total	$403,259	287.98%

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

Basis of Consolidation. Under GAAP, the Company is generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to the Company.

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

The Company has accrued $136 of excise tax expense during the six months ended June 30, 2025. The Company accrued $348 of excise tax expense during the year ended December 31, 2024.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Company’s President and Chief Executive Officer is also a portfolio manager and president of GECM, as well as a Managing Director of Imperial Capital Asset Management, LLC. The Company’s Chief Compliance Officer is also the chief compliance officer and general counsel of GECM, and the president of GEG. The Company’s Chief Financial Officer is also the chief financial officer of GEG.

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

For the three and six months ended June 30, 2025, management fees amounted to $1,278 and $2,550, respectively. For the three and six months ended June 30, 2024, management fees amounted to $1,068 and $2,008, respectively. As of June 30, 2025 and December 31, 2024, $1,278 and $1,248, respectively, remained payable.

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

The Company will defer cash payment of any Income Incentive Fee otherwise payable to the investment adviser in any quarter (excluding Accrued Unpaid Income Incentive Fees with respect to such quarter) that exceeds (1) 20% of the Cumulative Pre‑Incentive Fee Net Return (as defined below) during the most recent twelve full calendar quarter period ending on or prior to the date such payment is to be made (the “Trailing Twelve Quarters”) less (2) the aggregate incentive fees that were previously paid to the investment adviser during such Trailing Twelve Quarters (excluding Accrued Unpaid Income Incentive Fees during such Trailing Twelve Quarters and not subsequently paid). “Cumulative Pre‑Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means the sum of (a) pre‑incentive fee net investment income in respect of such Trailing Twelve Quarters less (b) net realized capital losses and net unrealized capital depreciation, if any, in each case calculated in accordance with GAAP, in respect of such Trailing Twelve Quarters. As a result of the amendment effective August 1, 2022, the calculation of Cumulative Pre-Incentive Fee Net Return begins as of April 1, 2022.

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

For the six months ended June 30, 2025 and 2024, the Company incurred Income Incentive Fees of $2,620 and $1,562, respectively. As of June 30, 2025, cumulative accrued incentive fees payable were $3,636, and after calculating the total return requirement, $2.5 million was immediately payable. As of December 31, 2024, cumulative accrued incentive fees payable were $1,712, and after calculating the total return requirement, $400 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three and six months ended June 30, 2025, the Company incurred expenses under the Administration Agreement of $383 and $738, respectively. For the three and six months ended June 30, 2024, the Company incurred expenses under the Administration Agreement of $396 and $781, respectively. As of June 30, 2025 and December 31, 2024, $172 and $156 remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$97,365	$123,877	$221,242
Equity/Other	2,986	-	38,380	41,366
Short Term Investments	68,206	-	-	68,206
Total	$71,192	$97,365	$162,257	$330,814
Investment measured at net asset value(1)				72,445
Total Investments, at fair value				$403,259

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$76,764	$159,954	$236,718
Equity/Other	3,430	-	32,937	36,367
Short Term Investments	8,448	-	-	8,448
Total	$11,878	$76,764	$192,891	$281,533
Investment measured at net asset value(1)				51,177
Total Investments, at fair value				$332,710
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2025
Debt	$159,954	$(21,860)	$24,138	$281	$(2,039)	$(36,849)	$252	$123,877
Equity/Other	32,937	-	6,396	(89)	115	(979)	-	38,380
Total investment assets	$192,891	$(21,860)	$30,534	$192	$(1,924)	$(37,828)	$252	$162,257

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2024
Debt	$122,693	$17,179	$80,149	$(36)	$740	$(61,155)	$384	$159,954
Equity/Other	20,044	1,449	28,334	-	(11,890)	(5,000)	-	32,937
Total investment assets	$142,737	$18,628	$108,483	$(36)	$(11,150)	$(66,155)	$384	$192,891
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2025 totaled $(5,206) consisting of the following: $(5,321) related to debt investments and $115 related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2024 totaled $(15,902) consisting of the following: $(4,822) related to debt investments and $(11,080) relating to equity/other.

Six investments with an aggregate fair value of $37,959 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2025. Six investments with an aggregate fair value of $16,099 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the six months ended June 30, 2025.

One investment with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2024. Four investments with an aggregate fair value of $22,597 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2024.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$91,273	Income Approach	Discount Rate	8.86% - 25.71% (15.34%)
	27,335	Recent Transaction
	5,269	Market Approach	Earnings Multiple	0.25 - 6.75 (4.74)
Total Debt	$123,877

Equity/Other	$18,794	Recent Transaction
	7,240	Market Approach	Earnings Multiple	0.09 - 8.00 (6.79)
	6,824	Income Approach	Discount Rate	16.00% - 20.00% (18.00%)
	5,450	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	72	Asset Recovery / Liquidation (3)
Total Equity/Other	$38,380

As of December 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$117,413	Income Approach	Discount Rate	9.37% - 22.48% (15.13%)
	35,710	Recent Transaction
	6,831	Market Approach	Earnings Multiple	0.30 - 8.00 (4.66)
Total Debt	$159,954

Equity/Other	$20,327	Recent Transaction
	6,401	Market Approach	Earnings Multiple	0.09 - 8.25 (6.67)
	6,155	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$32,937
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of June 30, 2025 the Company held three investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. Borrowings under the revolving line bear interest at a rate equal to (i) the secured overnight financing rate (“SOFR”) plus 3.00% (reduced from SOFR plus 3.50% prior to the November 2023 amendment), (ii) a base rate plus 2.00% or (iii) a combination thereof, as determined by the Company. Additionally, we are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit. As of June 30, 2025, there were $6 million in borrowings outstanding under the revolving line.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

June 30, 2025
GECCO Notes	$57,500	$1,695	N/A	$1.00
GECCZ Notes	40,000	1,695	N/A	1.01
GECCI Notes	56,500	1,695	N/A	1.00
GECCH Notes	41,400	1,695	N/A	1.01
Revolving Credit Facility	6,000	1,695	N/A	-

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

As of June 30, 2025, the Company’s asset coverage ratio was approximately 169.5%.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the indenture.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$3,895	$3,138	$7,728	$5,666
Amortization of acquisition premium	423	335	841	614
Total	$4,318	$3,473	$8,569	$6,280
Weighted average interest rate(1)	8.60%	8.12%	8.66%	8.00%
Average outstanding balance	$201,279	$171,594	$199,519	$157,517
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

	June 30, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,523
Unsecured Debt - GECCZ Notes	40,000	40,000	40,272
Unsecured Debt - GECCI Notes	56,500	56,500	56,658
Unsecured Debt - GECCH Notes	41,400	41,400	41,615
Total	$195,400	$195,400	$196,068

	December 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,017
Unsecured Debt - GECCZ Notes	40,000	40,000	40,360
Unsecured Debt - GECCI Notes	56,500	56,500	56,988
Unsecured Debt - GECCH Notes	41,400	41,400	41,317
Total	$195,400	$195,400	$195,682

6. CAPITAL ACTIVITY

On May 6, 2025, the Company and GECM entered into an Equity Distribution Agreement with Lucid Capital Markets, LLC (the "Agent"), under which the Company may issue and sell through the Agent, from time to time, shares of its common stock. Sales of the Common Stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the Common Stock sold in the Offering, less the Agent’s commission, will not be less than the NAV per share of the Common Stock at the time of such sale. Consistent with the terms of the Equity Distribution Agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of June 30, 2025, the Company has sold 23,963 shares for gross proceeds of $0.3 million at an average price of $11.51 per share for aggregate net proceeds of $0.3 million (net of transaction costs less than $0.1 million).

On December 11, 2024, we entered into a Share Purchase Agreement with Summit Grove Partners, LLC ("SGP"), pursuant to which SGP purchased, and we issued 1,094,527 shares of our common stock, par value $0.01, at a price of $12.06 per share, which represented our net asset value ("NAV") per share as of December 10, 2024, for an aggregate purchase price of $13.0 million, net of transaction costs of $0.2 million. SGP is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On June 21, 2024, we entered into a Share Purchase Agreement with Prosper Peak Holdings, LLC (“PPH”), pursuant to which PPH purchased, and we issued 997,506 shares of our common stock, par value $0.01, at a price of $12.03 per share, which represented our NAV per share as of June 20, 2024, for an aggregate purchase price of $11.8 million, net of transaction costs of $0.2 million. PPH is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On February 8, 2024, we entered into a Share Purchase Agreement with Great Elm Strategic Partnership I, LLC (“GESP”), pursuant to which GESP purchased, and we issued, 1,850,424 shares of our common stock, par value $0.01, at a price of $12.97 per share, which represented our NAV per share as of February 7, 2024, for an aggregate purchase price of $23.8 million, net of transaction costs of $0.2 million. GESP is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2025, the Company had approximately $1,787 in unfunded commitments to provide financing to certain of its portfolio companies as follows:

Portfolio Company & Investment	Unfunded Commitments
Coreweave Compute Acquisition Co. IV, LLC	$1,741
Sirva Worldwide DDTL	46
Total	$1,787

To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2025 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$11.79	$12.99
Net investment income	0.91	0.69
Net realized gains (loss)	0.06	0.21
Net change in unrealized appreciation (depreciation)	0.09	(1.10)
Net increase (decrease) in net assets resulting from operations	1.06	(0.20)
Issuance of common stock	(0.01)	(0.03)
Distributions declared from net investment income(2)	(0.74)	(0.70)
Net decrease resulting from distributions to common stockholders	(0.75)	(0.73)
Net asset value, end of period	$12.10	$12.06
Per share market value, end of period	$10.67	$10.68

Shares outstanding, end of period	11,568,378	10,449,888
Total return based on net asset value(3)	9.18%	(1.79)%
Total return based on market value(3)	4.06%	6.85%

Ratio/Supplemental Data:
Net assets, end of period	$140,032	$126,009
Ratio of total expenses to average net assets(4),(5)	22.11%	19.81%
Ratio of incentive fees to average net assets(4)	1.92%	1.35%
Ratio of net investment income to average net assets(4),(5)	17.43%	12.20%
Portfolio turnover	23%	43%

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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the six months ended June 30, 2025 and 2024 average net assets were $136,559 and $115,652, respectively.
(5)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2025 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2025 represented 61% of the Company’s net assets.

Fair value as of June 30, 2025 along with transactions during the six months ended June 30, 2025 in these affiliated investments and controlled investments was as follows:

	For the Six Months Ended June 30, 2025
Issue(1)	Fair value at December 31, 2024	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2025	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	29,733	925	6,733	-	-	23,925	1,718	-	-
Equity (87.5% of class)	13,482	-	567	-	(489)	12,426	-	-	189
	43,215	925	7,300	-	(489)	36,351	1,718	-	189

CLO Formation JV, LLC
Equity (71.25% of class)	40,089	13,611	966	-	(4,131)	48,603	-	-	7,091
	40,089	13,611	966	-	(4,131)	48,603	-	-	7,091

Totals	$83,304	$14,536	$8,266	$-	$(4,620)	$84,954	$1,718	$-	$7,280
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that CLO Formation JV, LLC ("CLO JV") is a significant subsidiaries for the three and six months ended June 30, 2025 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV as of and for the three and six months ended June 30, 2025 has been included below:

Balance Sheet	As of June 30, 2025	As of December 31, 2024
Total Assets	68,318	56,398
Total Liabilities	103	124
Net Equity	68,215	56,274

Statement of Operations		For the Three Months Ended June 30, 2025	For the period April 23, 2024 through June 30, 2024(1)	For the Six Months Ended June 30, 2025	For the period April 23, 2024 through June 30, 2024(1)
Total Revenues	-	4,627	482	6,334	482
Total Expenses	-	45	33	90	33
Net Income	-	4,582	449	6,244	449

Realized Gain (Loss)	-	(410)	-	(410)	-
Unrealized Gain	-	(2,012)	7	(1,688)	7

Net Results	-	2,160	456	4,146	456
(1)
Operations commenced on April 23, 2024.

Schedule of Investments
June 30, 2025
Portfolio Company	Initial Acquisition Date	Maturity Date	Quantity/Par	Amortized Cost	Fair Value
CLO Subordinated Notes
Apex Credit CLO 2024-I Ltd	04/24/24	04/20/36	14,957	$10,241	$10,805
Apex Credit CLO 2024-II Ltd	07/02/24	07/25/37	34,550	26,650	25,410
Apex Credit CLO 12 Ltd	11/01/24	05/23/26	32,932	30,467	29,645
Total Investments				67,358	65,860

December 31, 2024
Portfolio Company	Initial Acquisition Date	Maturity Date	Quantity/Par	Amortized Cost	Fair Value
CLO Subordinated Notes
Apex Credit CLO 2024-I Ltd	04/24/24	04/20/36	14,957	$10,994	$11,990
Apex Credit CLO 2024-II Ltd	07/02/24	07/25/37	34,550	31,095	30,561
				42,089	42,551
Loan Accumulation Facility
Apex Credit CLO 12 Ltd	11/01/24	05/23/26	11,300	11,300	11,502
Total Investments				53,389	54,053

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Board set distributions for the quarter ending September 30, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.