Form 10-Q
period 2025-09-30
Great Elm Capital Corp.
filed 2025-11-04
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market
8.50% Notes due 2029	GECCI	Nasdaq Global Market
8.125% Notes due 2029	GECCH	Nasdaq Global Market
7.75% Notes due 2030	GECCG	Nasdaq Global Market

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

As of October 29, 2025, the registrant had 13,998,168 shares of common stock, $0.01 par value per share, outstanding.

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

GECM, as the Board's valuation designee approves in good faith the valuation of our portfolio as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may impact the market quotations used to value some of our investments.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2024 and the nine months ended September 30, 2025:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)

Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
Quarter ended December 31, 2024	61,724	(71,123)	12.37%
For the Year Ended December 31, 2024	$345,684	$(245,576)

Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
Quarter ended September 30, 2025	64,089	(50,385)	11.52%
For the Nine Months Ended September 30, 2025	$148,775	$(127,474)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2025 and the year ended December 31, 2024. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Beginning Investment Portfolio, at fair value	$324,262	$230,612
Portfolio Investments acquired(1)	148,775	345,684
Amortization of premium and accretion of discount, net	2,261	2,437
Portfolio Investments repaid or sold(2)	(127,474)	(245,576)
Net change in unrealized appreciation (depreciation) on investments	(29,608)	(10,771)
Net realized gain (loss) on investments	6,890	1,876
Ending Investment Portfolio, at fair value	$325,106	$324,262
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Short-Term Investments	$88,698	21.43%	$8,448	2.54%
Structured Finance	52,304	12.64%	40,089	12.05%
Technology	39,082	9.44%	29,811	8.96%
Specialty Finance	38,695	9.35%	43,215	12.99%
Chemicals	28,747	6.95%	26,131	7.85%
Insurance	24,119	5.83%	22,364	6.72%
Consumer Products	17,344	4.19%	25,179	7.57%
Food & Staples	16,594	4.01%	9,367	2.82%
Metals & Mining	13,188	3.19%	13,071	3.93%
Consumer Services	13,026	3.15%	8,681	2.61%
Industrial	12,091	2.92%	12,874	3.87%
Oil & Gas Exploration & Production	10,574	2.56%	10,436	3.14%
Transportation Equipment Manufacturing	8,903	2.15%	26,140	7.86%
Commercial Services	6,000	1.45%	-	-%
Apparel	5,699	1.38%	4,911	1.48%
Energy Services	5,690	1.38%	6,522	1.96%
Internet Media	5,464	1.32%	6,997	2.10%
Aircraft	4,654	1.12%	4,566	1.37%
Closed-End Fund	3,889	0.94%	3,430	1.03%
Casinos & Gaming	3,549	0.86%	5,485	1.65%
Marketing Services	3,083	0.75%	1,416	0.43%
Restaurants	3,064	0.74%	3,789	1.14%
Financial Services	2,893	0.70%	2,532	0.76%
Business Services	2,403	0.58%	-	-%
Textiles	2,108	0.51%	1,285	0.39%
Retail	1,468	0.35%	3,100	0.93%
Transportation	380	0.09%	-	-%
Media	95	0.02%	-	-%
Defense	-	-%	3,999	1.20%
Shipping	-	-%	8,872	2.67%
Total	$413,804	100.00%	$332,710	100.00%

Results of Operations

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$10,642	$0.86	$11,727	$1.12	$37,414	$3.17	$30,184	$3.16
Interest income	7,583	0.62	8,121	0.78	23,518	1.99	23,465	2.46
Dividend income	2,060	0.17	3,586	0.34	11,908	1.01	5,927	0.62
Other commitment fees	-	-	-	-	-	-	700	0.07
Other income	999	0.07	20	-	1,988	0.17	92	0.01
(1)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.
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

Interest income decreased for the three months ended September 30, 2025 as compared to the corresponding periods in the prior year primarily due to a lower average coupon rate across the portfolio in combination with decreased debt investment portfolio size. As of September 30, 2025, the debt investment portfolio had an average coupon rate of 10.8% on approximately $224.1 million of principal as compared to 12.3% on approximately $241.2 million of principal as of September 30, 2024, excluding positions on non-accrual in each period. Interest income for the nine months ended September 30, 2025 was consistent with the interest income for the nine months ended September 30, 2024. Interest income includes PIK interest which is reported in the statements of operations. The total PIK interest earned remained consistent for the three and nine months ended September 30, 2025 as compared to the corresponding periods in the prior year.

Dividend income decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to fewer holdings in dividend-paying preferred stock investments and reductions in distributions from the investment in the CLO JV which distributed $1.5 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, dividend income included $2.1 million and $8.6 million in distributions from Trouvaille Re Ltd. ("Trouvaille") and the CLO JV respectively. In the nine months ended September 30, 2024, there were no distributions from Trouvaille and distributions from CLO JV were approximately $3.0 million.

Other commitment fees decreased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 due to termination of revolver commitments and associated commitment fees. Other income increased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 primarily due to non-refundable carry fees, early repayment fees, and amendment fees on new and amended debt positions.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$7,971	$0.65	$7,580	$0.73	$24,127	$2.04	$19,781	$2.07
Management fees	1,253	0.10	1,201	0.11	3,803	0.32	3,209	0.34
Incentive fees	-	-	1,018	0.10	2,620	0.22	2,580	0.27
Total advisory and management fees	$1,253	$0.10	$2,219	$0.21	$6,423	$0.54	$5,789	$0.61
Administration fees	505	0.04	375	0.04	1,243	0.11	1,156	0.12
Directors’ fees	53	-	52	-	159	0.01	160	0.02
Interest expense	5,485	0.46	4,210	0.40	14,054	1.19	10,490	1.09
Professional services	587	0.05	409	0.04	1,470	0.12	1,210	0.13
Custody fees	38	-	38	-	113	0.01	110	0.01
Other expenses	50	-	277	0.03	665	0.06	866	0.09
Income Tax Expense
Excise tax	238	0.02	75	0.01	374	0.03	80	0.01
(1)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.
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

Management fees increased for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 due to increased management fee assets from growth of the portfolio in the current year periods as compared to the corresponding prior year periods.

There was no incentive fee accrued for the three months ended September 30, 2025 due to decreased investment income and capital raises during the period resulting in increased hurdles which is based on the average capital invested during the period. Despite the current quarter decrease, incentive fees increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 due to a trend of increased pre-incentive net investment income throughout the year.

Professional services costs increased for the three and nine months ended September 30, 2025 as compared to the corresponding periods in the prior year, primarily due to general rate increases for professional services including valuation, legal and accounting costs along with additional services related to growth in the portfolio and certain one-time costs.

Interest expense increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to the issuance of $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the "GECCG Notes") in early September 2025 and the redemption of the $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”) on September 30, 2025 which resulted in double the amount of accrued interest payable for the month of September along with approximately $0.9 million in deferred offering costs on the GECCZ Notes which was fully expensed upon redemption. For the nine months ended September 30, 2025, interest expense increased as compared to the nine months ended September 30, 2024 due to the current quarter activity along with increased average debt outstanding in connection with the issuance of $56.5 million in aggregate principal amount of the 8.50% Notes due 2029 (the “GECCI Notes”) in April and July 2024, and the issuance of $36.0 million in aggregate principal amount of the 8.125% Notes due 2029 (the “GECCH Notes”) in September 2024, offset with the redemption of $45.6 million in aggregate principal amount of the 6.75% Notes due in 2025 (the "GECCM Notes") in October 2024.

Realized Gains (Losses)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$6,156	$0.50	$226	$0.02	$6,879	$0.58	$2,112	$0.22
Gross realized gain	6,553	0.53	626	0.06	7,392	0.62	3,438	0.36
Gross realized loss	(397)	(0.03)	(400)	(0.04)	(513)	(0.04)	(1,326)	(0.14)
(1)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.
(2)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.

Net realized gain for the three months and nine ended September 30, 2025 includes approximately $4.3 million in gains on the investments in Nice-Pak Products, Inc. ("Nice-Pak") which were realized in connection with the merger with Vi-Jon and $1.9 million in gain on distributions from the investment in CW Opportunity 2, LP ("CW Opportunity").

Realized gain for the three months ended September 30, 2024 includes $0.3 million in gains from the realization of our investment in Florida Marine, LLC term loan. Realized losses for three months ended September 30, 2024 includes $0.2 million in loss from the realization of our investment in Eagle Point Credit Company common equity.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(30,601)	$(2.48)	$(821)	$(0.08)	$(29,608)	$(2.51)	$(10,742)	$(1.12)
Unrealized appreciation	5,270	0.43	13,190	1.26	16,726	1.42	12,649	1.32
Unrealized depreciation	(35,871)	(2.91)	(14,011)	(1.34)	(46,334)	(3.93)	(23,391)	(2.44)
(1)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.
(2)
The per share amounts are based on a weighted average of 10,449,888 and 9,556,695 outstanding common shares for the three and nine months ended September 30, 2024, respectively.

For the three months ended September 30, 2025 net unrealized depreciation was primarily driven by unrealized depreciation of approximately $16.3 million across our investments in First Brands, Inc. ("First Brands") resulting from decreases in the public market pricing for these loans in connection with the recent bankruptcy filing, which is in early stages and outcomes remain uncertain. In addition, for the three months ended September 30, 2025, we recognized unrealized depreciation of approximately $4.1 million and $3.2 million on our investments in CW Opportunity and CLO JV, respectively. This unrealized depreciation was offset by distributions of $1.9 million in realized gain distributions and $1.5 million in income distributions from CW Opportunity and CLO JV, respectively, during the quarter. In addition, unrealized depreciation includes approximately $4.5 million in reversal of previously recognized unrealized appreciation on our investments in Nice-Pak in connection with the merger of the company into the new Vivos Holdings, LLC, resulting in realized gains of $4.3 million. These losses were partially offset by unrealized appreciation driven by increases in the fair value of our investments in Trouvaille and Great Elm Specialty Finance, LLC ("GESF") common stock resulting in unrealized appreciation of $1.2 million and $0.9 million, respectively.

Net unrealized depreciation for the nine months ended September 30, 2025 was primarily driven by the current quarter losses discussed above which include unrealized depreciation of approximately $17.0 million, $4.1 million and $7.3 million on our investments in First Brands, Nice-Pak, and CLO JV, respectively. These losses are partially offset by unrealized appreciation of $8.5 million on our investment in CW Opportunity during the nine months ended September 30, 2025.

For the three months ended September 30, 2024, unrealized appreciation was primarily driven by an increase in fair value of our investment in CW Opportunity 2 LP of approximately $1.1 million and in our investment in Nice-Pak warrants of approximately $0.5 million. Unrealized depreciation for the three months ended September 30, 2024 was primarily driven by a decrease in fair value of our investment in GESF common stock of approximately $1.1 million and in our investment in Blue Ribbon, LLC term loan of approximately $0.4 million.

For the nine months ended September 30, 2024, unrealized appreciation was primarily driven by an increase in fair value of our investment in Nice-Pak warrants of approximately $2.2 million and in our investment in Maverick Gaming, LLC term loan of approximately $1.5 million. Unrealized depreciation for the nine months ended September 30, 2024 was primarily driven by a decrease in fair value of our investment in GESF common stock of approximately $3.6 million and in our investment in New Wilkie Energy term loan of approximately $2.2 million.

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

As of September 30, 2025, we had approximately $88.7 million of short term investments including money market fund investments and treasury bills. As of September 30, 2025, we had investments in 66 debt instruments across 49 companies, totaling approximately $220.7 million at fair value and 19 equity investments in 15 companies, with an aggregate fair value of approximately $104.4 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2025, we had approximately $46,000 in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our September 30, 2025 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2025, net cash used for operating activities was approximately $21.4 million, reflecting the purchases and repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash provided by purchases and proceeds from sales of investments was approximately $13.8 million, reflecting proceeds from principal repayments and sales of $132.5 million, offset payments for additional investments of $146.3 million.

For the nine months ended September 30, 2025, net cash provided by financing activities was $21.4 million. Cash inflows consisted of $27.3 million in proceeds from the issuance of common equity and $48.4 million in proceeds from the issuance of the GECCG Notes. Cash outflows included $40.0 million to redeem the GECCZ notes and $14.1 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of September 30, 2025 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	$57,500	$57,500	$-	$-	$-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
GECCG Notes(1)	50,000	-	-	-	50,000
Total	$205,400	$57,500	$-	$97,900	$50,000

(1)
On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option.

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the Amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (a) SOFR plus 2.50% or (b) a base rate plus 1.50%. The Amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of September 30, 2025, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of our assets, subject to certain specified exceptions. We have made customary representations and warranties and are required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $80 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCO Notes outstanding as of September 30, 2025 was $57.5 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”). On August 29, 2025, we caused redemption notices to be issued to the holders of the GECCZ Notes regarding the Company's exercise of its option to redeem $40 million aggregate principal amount of the issued and outstanding GECCZ Notes. We redeemed all of the issued and outstanding GECCZ Notes on September 30, 2025 at 100% of the principal amount plus accrued and unpaid interest thereon.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of September 30, 2025 was $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of September 30, 2025 was $41.4 million.

On September 11, 2025, the Company issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the "GECCG Notes") and together with the GECCO Notes, GECCI Notes and GECCH Notes, the "Notes"). The aggregate principal balance of the GECCG Notes outstanding as of September 30, 2025 was $50.0 million. On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCI Notes, GECCH Notes and GECCG Notes will mature on June 30, 2026, April 30, 2029, December 31, 2029 and December 31, 2030, respectively. The GECCO Notes are currently callable at the Company’s option and the GECCI Notes, GECCH Notes and GECCG Notes can be called on, or after, April 30, 2026, December 31, 2026, and December 31, 2027, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

As of September 30, 2025, our asset coverage ratio was approximately 168.2%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During the last two fiscal years, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 14.4% premium to NAV and as low as a 40.4% discount to NAV.

		Closing Sales Price		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)	to NAV(1)	Declared(2)
Fiscal year ending December 31, 2025
Fourth Quarter (through October 30, 2025)	N/A	$8.98	$7.29	--	--	--
Third Quarter	10.01	11.45	10.02	14.4%	0.1%	$0.37
Second Quarter	12.10	11.11	9.20	(8.2)	(24.0)	0.37
First Quarter	11.46	11.34	10.02	(1.0)	(12.6)	0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.35
Third Quarter	12.04	10.90	9.66	(9.5)	(19.8)	0.35
Second Quarter	12.06	10.91	10.07	(9.5)	(16.5)	0.35
First Quarter	12.57	11.10	10.22	(11.7)	(18.7)	0.35
Fiscal year ending December 31, 2023
Fourth Quarter	$12.99	$10.98	$8.51	(15.5)%	(34.5)%	$0.45
Third Quarter	12.88	10.25	7.68	(20.4)	(40.4)	0.35
Second Quarter	12.21	9.10	7.58	(25.5)	(37.9)	0.35
First Quarter	11.88	9.75	8.50	(17.9)	(28.5)	0.35

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

The last reported closing price for our common stock on October 30, 2025 was $7.64 per share. As of October 29, 2025, we had 11 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2023:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2023	March 31, 2023	$0.35
June 15, 2023	June 30, 2023	$0.35
September 15, 2023	September 29, 2023	$0.35
December 15, 2023	December 29, 2023	$0.35
December 29, 2023	January 12, 2024	$0.10
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37
December 15, 2025	December 31, 2025	$0.37

Recent Developments

Distribution

Our board set the distribution for the quarter ending December 31, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The fourth quarter distribution will be payable on December 31, 2025 to stockholders of record as of December 15, 2025. The distribution will be paid in cash.

Issuance of GECCG Notes

On October 2, 2025, the Company issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option.

Share Repurchase Program

Following quarter end, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $10 million of its outstanding common shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2025, approximately $153.9 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 14 debt investments in our portfolio bore interest at a fixed rate, and the remaining 44 debt investments were at variable rates, representing approximately $70.6 million and $153.9 million in principal debt, respectively. As of December 31, 2024, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $65.1 million and $179.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of September 30, 2025. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,618
2.00%	3,078
1.00%	1,539
(1.00)%	(1,539)
(2.00)%	(3,078)
(3.00)%	(4,618)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of September 30, 2025, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.4

Fifth Amendment, dated as of August 13, 2025 to Loan, Guarantee and Security Agreement, as of May 5, 2021, by and among Great Elm Capital Corp. and City National Bank, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 13, 2025)

3.5*	Stock Purchase Agreement, dated August 27, 2025, between the Registrant and Poor Richard LLC

3.6

Eighth Supplemental Indenture, dated as of September 11, 2025, between Great Elm Capital Corp. and Equiniti Trust Company, LLC, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 11, 2025)

3.7	Form of Global Note representing the Company’s 7.75% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 11, 2025)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*#	Certification of the Registrant’s CEO and CFO

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) statements of assets and liabilities, (ii) statements of operations, (iii) statements of changes in net assets, (iv) statements of cash flows, (v) schedules of investments, and (vi) related notes to the financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in inline XBRL (included as Exhibit 101)

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

GREAT ELM CAPITAL CORP.

Date: November 4, 2025	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: November 4, 2025	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $267,160 and $244,378, respectively)	$241,014	$240,958
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $88,698 and $8,448, respectively)	88,698	8,448
Affiliated investments, at fair value (amortized cost of $12,378 and $12,378, respectively)	-	-
Controlled investments, at fair value (amortized cost of $94,684 and $87,014, respectively)	84,092	83,304
Total investments	413,804	332,710

Cash and cash equivalents	-	-
Receivable for investments sold	67	5,065
Interest receivable	3,383	3,306
Dividends receivable	1,305	364
Due from portfolio company	32	32
Due from affiliates	146	160
Deferred financing costs	301	237
Prepaid expenses and other assets	1,011	154
Total assets	$420,049	$342,028

Liabilities
Notes payable (including unamortized discount of $5,211 and $5,705, respectively)	$200,189	$189,695
Revolving credit facility	-	-
Payable for investments purchased	75,628	11,194
Interest payable	296	32
Accrued incentive fees payable	1,145	1,712
Distributions payable	-	577
Due to affiliates	1,570	1,385
Accrued expenses and other liabilities	1,123	1,320
Total liabilities	$279,951	$205,915

Commitments and contingencies (Note 7)	$-	$-

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 13,998,168 shares issued and outstanding and 11,544,415 shares issued and outstanding, respectively)	$140	$115
Additional paid-in capital	359,371	332,111
Accumulated losses	(219,413)	(196,113)
Total net assets	$140,098	$136,113
Total liabilities and net assets	$420,049	$342,028
Net asset value per share	$10.01	$11.79

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,907	$6,321	$18,869	$18,276
Non-affiliated, non-controlled investments (PIK)	866	826	2,121	2,267
Affiliated investments	-	-	-	64
Controlled investments	810	974	2,528	2,858
Total interest income	7,583	8,121	23,518	23,465
Dividend income from:
Non-affiliated, non-controlled investments	95	584	2,663	2,015
Controlled investments	1,965	3,002	9,245	3,912
Total dividend income	2,060	3,586	11,908	5,927
Other commitment fees from non-affiliated, non-controlled investments	-	-	-	700
Other income from:
Non-affiliated, non-controlled investments	999	20	1,814	92
Non-affiliated, non-controlled investments (PIK)	-	-	174	-
Total other income	999	20	1,988	92
Total investment income	$10,642	$11,727	$37,414	$30,184

Expenses:
Management fees	$1,253	$1,201	$3,803	$3,209
Incentive fees	-	1,018	2,620	2,580
Administration fees	505	375	1,243	1,156
Custody fees	38	38	113	110
Directors’ fees	53	52	159	160
Professional services	587	409	1,470	1,210
Interest expense	5,485	4,210	14,054	10,490
Other expenses	50	277	665	866
Total expenses	$7,971	$7,580	$24,127	$19,781
Net investment income before taxes	$2,671	$4,147	$13,287	$10,403
Excise tax	$238	$75	$374	$80
Net investment income	$2,433	$4,072	$12,913	$10,323

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$6,156	$227	$6,879	$2,738
Affiliated investments	-	(1)	-	(626)
Realized loss on repurchase of debt	-	(3)	-	(3)
Total net realized gain (loss)	6,156	223	6,879	2,109
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(28,339)	715	(22,726)	(6,674)
Affiliated investments	-	1	-	(22)
Controlled investments	(2,262)	(1,537)	(6,882)	(4,046)
Total net change in unrealized appreciation (depreciation)	(30,601)	(821)	(29,608)	(10,742)
Net realized and unrealized gains (losses)	$(24,445)	$(598)	$(22,729)	$(8,633)
Net increase (decrease) in net assets resulting from operations	$(22,012)	$3,474	$(9,816)	$1,690

Earnings per share (basic and diluted):	$(1.79)	$0.33	$(0.83)	$0.18
Weighted average shares outstanding (basic and diluted):	12,315,210	10,449,888	11,808,363	9,556,695

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,433	$4,072	$12,913	$10,323
Net realized gain (loss)	6,156	223	6,879	2,109
Net change in unrealized appreciation (depreciation) on investments	(30,601)	(821)	(29,608)	(10,742)
Net increase (decrease) in net assets resulting from operations	(22,012)	3,474	(9,816)	1,690

Distributions to stockholders:
Distributions(1)	(4,932)	(3,657)	(13,484)	(10,274)
Total distributions to stockholders	(4,932)	(3,657)	(13,484)	(10,274)

Capital transactions:
Issuance of common stock, net	27,010	-	27,285	35,671
Net increase (decrease) in net assets resulting from capital transactions	27,010	-	27,285	35,671
Total increase (decrease) in net assets	66	(183)	3,985	27,087
Net assets at beginning of period	$140,032	$126,009	$136,113	$98,739
Net assets at end of period	$140,098	$125,826	$140,098	$125,826

Capital share activity
Shares outstanding at the beginning of the period	11,568,378	10,449,888	11,544,415	7,601,958
Issuance of common stock	2,429,790	-	2,453,753	2,847,930
Shares outstanding at the end of the period	13,998,168	10,449,888	13,998,168	10,449,888
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(9,816)	$1,690
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(146,308)	(219,198)
Net change in short-term investments	(15,893)	(74,677)
Capitalized payment-in-kind interest	(2,394)	(2,046)
Proceeds from sales of investments	74,197	136,468
Proceeds from principal payments	58,275	35,704
Net realized (gain) loss on investments	(6,879)	(2,112)
Net change in unrealized (appreciation) depreciation on investments	29,608	10,742
Amortization of premium and accretion of discount, net	(2,268)	(1,784)
Net realized loss on repurchase of debt	-	3
Amortization of discount (premium) on long term debt	2,246	1,005
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(77)	(1,547)
(Increase) decrease in dividends receivable	(941)	379
(Increase) decrease in due from portfolio company	-	36
(Increase) decrease in due from affiliates	14	-
(Increase) decrease in prepaid expenses and other assets	(857)	(171)
Increase (decrease) in due to affiliates	(382)	1,413
Increase (decrease) in interest payable	264	138
Increase (decrease) in accrued expenses and other liabilities	(197)	(146)
Net cash provided by (used for) operating activities	(21,408)	(114,103)
Cash flows from financing activities
Issuance of notes payable, net of issuance costs	48,351	88,821
Repayment of notes payable	(40,000)	(3)
Borrowings under credit facility	34,000	5,000
Repayments under credit facility	(34,000)	(5,000)
Proceeds from issuance of common stock, net of issuance costs	27,285	35,671
Payments of deferred financing costs	(167)	-
Distributions paid	(14,061)	(11,034)
Net cash provided by (used for) financing activities	21,408	113,455
Net increase (decrease) in cash	-	(648)
Cash and cash equivalents and restricted cash, beginning of period	-	953
Cash and cash equivalents and restricted cash, end of period	$-	$305

Supplemental disclosure of cash flow information:
Cash paid for excise tax	$483	$304
Cash paid for interest	11,545	9,448

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2025

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion	Chemicals	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (8.26%)	08/26/2025	11/24/2027	3,990	3,931	3,872
Advancion	Chemicals	2nd Lien, Secured Loan	2, 16	1M SOFR + 7.75% (12.01%)	09/21/2022	11/24/2028	1,625	1,546	1,472
American Coastal Insurance Corp.	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	13,000	9,025	13,039
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 19	6M SOFR + 6.00% (10.04%)	09/09/2024	05/26/2028	3,164	3,046	2,893
Avation Capital SA	Aircraft	2nd Lien, Secured Bond	10, 11	8.25%	02/04/2022	10/31/2026	4,671	4,483	4,654
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	156	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 7, 16	3M SOFR + 8.00% (8.28% Cash + 4.00% PIK)	01/16/2025	05/08/2028	249	243	245
Brightline East, LLC	Transportation	1st Lien, Secured Bond	11	11.00%	03/10/2025	01/31/2030	925	644	380
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	166	52,359	45,397	71.25%
CMI Marketing, Inc.	Marketing Services	1st Lien, Secured Loan	2, 6, 15	1M SOFR + 4.25% (8.53%)	09/05/2025	03/23/2028	1,895	1,881	1,881
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 20	1M SOFR + 9.75% (14.01%)	07/31/2025	06/27/2030	4,988	4,841	4,838
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 1 warrants	6, 8, 23	n/a	07/31/2025	06/25/2030	103,547	-	98
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 2 warrants	6, 8, 23	n/a	07/31/2025	06/25/2030	103,547	-	86
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (7.90%)	03/04/2025	07/31/2028	1,098	994	901
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	6, 10, 11	13.13%	08/08/2024	05/01/2028	4,055	4,131	3,614
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	6, 10, 11	13.13%	04/15/2025	05/01/2028	1,400	1,369	1,381
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.77%)	08/21/2023	07/31/2028	12,688	12,636	13,005
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (10.23%)	05/29/2024	05/16/2030	3,314	3,271	3,380
CSC ServiceWorks	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (8.39%)	09/26/2023	03/04/2028	4,006	3,551	3,340
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	5,002,186	5,002	14,756

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Del Monte Foods Corp II Inc	Food & Staples	Jr. DIP Loan	2, 6, 7, 17	1M SOFR + 9.50% (0.00% Cash + 13.77% PIK)	07/14/2025	04/02/2026	3,945	3,942	3,945
Del Monte Foods Corp II Inc	Food & Staples	Sr. DIP Loan	2, 6, 7, 17	1M SOFR + 9.50% (5.27% Cash + 8.50% PIK)	07/14/2025	04/02/2026	2,709	2,631	2,709
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 8, 9	n/a	10/16/2024	08/02/2028	2,040	2,035	1,051
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 8, 9	n/a	04/17/2025	08/02/2028	264	258	136
DTI Holdco, Inc.	Business Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (8.16%)	09/04/2025	04/26/2029	1,895	1,774	1,681
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 17	3M SOFR + 5.50% (9.96%)	07/15/2024	10/15/2028	4,732	4,732	3,853
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	100,000	11,231	1,611	1.00%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8, 23	n/a	07/15/2024	07/15/2029	45,714	-	-	3.20%
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 20	3M SOFR + 6.50% (9.50% Cash + 1.00% PIK)	03/27/2025	08/14/2028	6,216	6,065	6,095
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.50% (5.44% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,533	2,118	2,108
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 8, 9	n/a	06/09/2023	03/30/2027	4,797	4,774	1,688
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 8, 9	n/a	03/24/2021	03/30/2028	16,200	15,807	898
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 6.25% (10.45%)	05/23/2025	08/01/2029	1,820	1,786	1,548
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.25% (9.71%)	05/28/2025	08/01/2029	5,992	5,082	1,940
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.00% (12.10%)	07/29/2021	06/30/2027	5,840	5,856	5,565
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 15	3M SOFR + 5.75% (10.08%)	11/01/2024	07/19/2030	4,738	4,653	4,150
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 14, 22	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,020
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	250,000	4,445	3,733	*
Globoforce Limited	Commercial Services	Factoring Participation	6, 10	0.00%	09/25/2025	06/24/2026	6,000	6,000	6,000
Graftech	Industrial	2nd Lien, Secured Bond	11	9.88%	04/25/2025	12/23/2029	1,470	1,123	1,255

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	13,370	87.50%
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	25,325	25,325	25,325
Greenfire Resources Ltd.	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	4,152	4,096	4,399
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 14	1M SOFR + 4.50% (8.66%)	10/31/2024	10/30/2031	7,187	7,174	7,156
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 12.09% (7.45% Cash + 8.81% PIK)	08/14/2024	07/31/2029	5,469	5,315	5,186
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.00% (11.26%)	06/30/2021	07/15/2027	6,487	5,965	5,699
Main Street Sports Group LLC	Media	1st Lien, Secured Loan	7	15.00%	02/06/2025	01/03/2028	112	105	95
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 5.75% (10.07%)	09/26/2023	12/01/2026	7,487	7,223	7,178
Maverick Gaming LLC	Casinos & Gaming	Jr. DIP Loan	2, 6, 7, 20	1M SOFR + 12.50% (5.16% Cash + 11.50% PIK)	07/16/2025	04/16/2026	1,557	1,503	1,556
Maverick Gaming LLC	Casinos & Gaming	Sr. DIP Loan	2, 6, 20	1M SOFR + 12.50% (16.66%)	07/31/2025	04/16/2026	907	876	907
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 8, 9	n/a	04/03/2024	06/03/2028	5,741	6,353	1,086
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 8, 10	n/a	02/20/2025	02/20/2027	1,268	1,235	1,268
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 8, 10	n/a	02/20/2025	02/20/2027	114	111	114
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10	n/a	02/20/2025	02/20/2099	4,153	4,973	1,246
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10	16.60%	03/07/2025	04/20/2038	7,410	6,190	6,907
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.69%)	08/08/2024	12/13/2028	2,516	2,541	2,535
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.75% (9.16%)	02/09/2024	01/26/2029	1,603	1,499	1,295
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.25% (11.81%)	12/27/2023	01/23/2029	5,762	5,720	5,690
Quirch Foods, Co.	Food & Staples	1st Lien, Secured Loan	2, 17	1M SOFR + 4.75% (9.05%)	08/25/2025	10/27/2027	1,995	1,965	1,953
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 16.00% (0.00% Cash + 20.39% PIK)	01/31/2023	02/24/2027	160	160	159

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.00% (10.39% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,651	2,635	2,593
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8, 23	n/a	02/24/2021	02/24/2027	311,697	-	312	2.81%
SIRVA Worldwide Inc	Business Services	1st Lien, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.00%)	02/06/2025	02/20/2029	700	693	651
SIRVA Worldwide Inc	Business Services	Delayed Draw, Secured Loan	2, 6, 20	3M SOFR + 8.00% (12.00%)	02/19/2025	02/20/2029	80	79	71
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,389	4,451
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 6, 10, 17	1M SOFR + 6.75% (10.91%)	04/30/2024	05/01/2029	1,215	1,206	1,202
TPC Group Inc	Chemicals	1st Lien, Secured Loan	2, 14	6M SOFR + 5.75% (9.77%)	11/22/2024	12/16/2031	945	932	915
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 10	n/a	03/27/2024	n/a	100	5,000	6,629
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	85	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (8.26%)	05/14/2024	11/02/2027	1,772	1,718	1,737
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.50% (13.07%)	05/14/2024	11/02/2028	900	739	793
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.00% (8.28% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,791	5,784	5,743
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,809	6,079	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	-	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 3.75% (7.75%)	09/10/2024	03/31/2029	1,383	1,383	1,383
Vivos Holdings, LLC	Consumer Products	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 6.00% (10.15%)	08/13/2025	08/13/2030	4,750	4,703	4,710
Vivos Holdings, LLC	Consumer Products	2nd Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 10.00% (0.00% Cash + 14.16% PIK)	08/13/2025	02/13/2031	9,667	9,667	9,689
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	4.50%	08/13/2025	08/13/2032	2,045	2,045	2,045
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	9.00% (0.00% Cash + 9.00% PIK)	08/13/2025	08/13/2032	131	131	131
Vivos Holdings, LLC	Consumer Products	Warrants	6, 8, 23	n/a	08/13/2025	08/13/2031	592	-	769	*
Walor North America, Inc	Industrial	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 5.75% (10.03%)	06/17/2025	06/17/2028	1,500	1,500	1,500
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond		10.75%	01/14/2025	02/02/2029	6,450	6,146	6,175
x.AI LLC	Technology	1st Lien, Secured Bond		12.50%	08/29/2025	06/30/2030	900	898	945
Total Investments excluding Short-Term Investments (232.06% of Net Assets)								374,223	325,106

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	n/a	n/a	65,000,000	64,362	64,362
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	24,336,133	24,336	24,336
Total Short-Term Investments (63.31% of Net Assets)								88,698	88,698
TOTAL INVESTMENTS (295.37% of Net Assets)			13					$462,921	$413,804
Other Liabilities in Excess of Net Assets (195.37% of Net Assets)									$(273,706)
NET ASSETS									$140,098
(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 4.24%. The one-month (“1M”) SOFR as of period end was 4.13%. The three-month (“3M”) SOFR as of period end was 3.98%. The six-month (“6M”) SOFR as of period end was 3.85%. The Prime Rate as of period end was 7.25%.
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
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments.
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of September 30, 2025, the Blue Ribbon, LLC secured loan, each of the Del Monte Foods Corp II Inc. secured loans, the EagleView Technology Corp secured loan, the Elevate Textiles, Inc. secured loan, the Ipsen US Holdings, Inc. secured loan, the Main Street Sports Group LLC secured loan, each of the Ruby Tuesday Operations, LLC ("Ruby Tuesday") secured loans, the Universal Fiber Systems secured loan, and certain of the Vivos Holdings, LLC ("Vivos") loans and notes pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 26.65% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.

(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $20,968; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(70,085); the net unrealized depreciation was $(49,117); the aggregate cost of securities for Federal income tax purposes was $438,585.
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
(23)
The strike price at which investments in warrants may be exercised is $1.58 for the Commercial Vehicle Group, Inc. ("CVGI") Tranche 1 warrants, $2.07 for the CVGI Tranche 2 warrants, $37.72 for the Dynata, LLC warrants, $0.01 for the Ruby Tuesday warrants and $3,930.13 for the Vivos warrants.

* Represents less than 1%.

As of September 30, 2025, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$220,667	157.51%
Equity/Other	104,439	74.55%
Short-Term Investments	88,698	63.31%
Total	$413,804	295.37%

As of September 30, 2025, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$387,127	276.33%
Canada	9,394	6.71%
Bermuda	6,629	4.73%
Europe	10,654	7.60%
Total	$413,804	295.37%

As of September 30, 2025, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$52,304	37.34%
Technology	39,082	27.90%
Specialty Finance	38,695	27.62%
Chemicals	28,747	20.52%
Insurance	24,119	17.22%
Consumer Products	17,344	12.38%
Food & Staples	16,594	11.84%
Metals & Mining	13,188	9.41%
Consumer Services	13,026	9.30%
Industrial	12,091	8.63%
Oil & Gas Exploration & Production	10,574	7.55%
Transportation Equipment Manufacturing	8,903	6.35%
Commercial Services	6,000	4.28%
Apparel	5,699	4.07%
Energy Services	5,690	4.06%
Internet Media	5,464	3.90%
Aircraft	4,654	3.32%
Closed-End Fund	3,889	2.78%
Casinos & Gaming	3,549	2.53%
Marketing Services	3,083	2.20%
Restaurants	3,064	2.19%
Financial Services	2,893	2.06%
Business Services	2,403	1.72%
Textiles	2,108	1.50%
Retail	1,468	1.05%
Transportation	380	0.27%
Media	95	0.07%
Short-Term Investments	88,698	63.31%
Total	$413,804	295.37%

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

Investments for which market quotations are readily available are valued at such market quotations unless the quotations are deemed not to represent fair value. The Company generally obtains market quotations from recognized exchanges, market quotation systems, independent pricing services or one or more broker-dealers or market makers. Short term debt investments with remaining maturities within ninety days are generally valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available, which is the case for many of the Company’s investments, or for which market quotations are deemed not to represent fair value, are valued at fair value using a consistently applied valuation process in accordance with the Company’s documented valuation policy that has been reviewed and approved by the Board. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Company believes that facts and circumstances applicable to an issuer, a seller or purchaser, or the market for a particular security cause current market quotations to not reflect the fair value of the security.

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
▪
The fair value of investments comprising in the aggregate less than 5% of the Company’s total capitalization and individually less than 1% of the Company’s total capitalization may be determined by GECM in good faith in accordance with the Company’s valuation policy without the employment of an independent valuation firm; and
▪
GECM, as the Board's valuation designee, approves, the fair value of the investments in the Company’s portfolio in good faith.

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

The Company has accrued $374 of excise tax expense during the nine months ended September 30, 2025. The Company accrued $348 of excise tax expense during the year ended December 31, 2024.

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

Recent Accounting Pronouncements. The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The adoption of ASU 2023-07 impacted the financial statement disclosures of the Company and did not impact the Company’s financial position or the results of its operations. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the chief executive officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. Key metrics include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Statement of Operations, fair value of investments as disclosed on the Schedule of Investments, as well as distributions made to the Company’s shareholders.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

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

For the three and nine months ended September 30, 2025, management fees amounted to $1,253 and $3,803, respectively. For the three and nine months ended September 30, 2024, management fees amounted to $1,201 and $3,209, respectively. As of September 30, 2025 and December 31, 2024, $1,254 and $1,248, respectively, remained payable.

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

For the nine months ended September 30, 2025 and 2024, the Company incurred Income Incentive Fees of $2,620 and $2,580, respectively. As of September 30, 2025, cumulative accrued incentive fees payable were $1,145, and after calculating the total return requirement, there was no immediately payable. As of December 31, 2024, cumulative accrued incentive fees payable were $1,712, and after calculating the total return requirement, $400 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses under the Administration Agreement of $505 and $1,243, respectively. For the three and nine months ended September 30, 2024, the Company incurred expenses under the Administration Agreement of $375 and $1,156, respectively. As of September 30, 2025 and December 31, 2024, $304 and $156 remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$1,548	$76,064	$137,055	$214,667
Equity/Other	3,889	-	41,946	45,835
Short Term Investments	88,698	-	-	88,698
Total	$94,135	$76,064	$179,001	$349,200
Investment measured at net asset value(1)				64,604
Total Investments, at fair value				$413,804

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$76,764	$159,954	$236,718
Equity/Other	3,430	-	32,937	36,367
Short Term Investments	8,448	-	-	8,448
Total	$11,878	$76,764	$192,891	$281,533
Investment measured at net asset value(1)				51,177
Total Investments, at fair value				$332,710
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2025
Debt	$159,954	$(12,093)	$62,324	$621	$(5,413)	$(68,883)	$545	$137,055
Equity/Other	32,937	-	12,396	4,121	(2,319)	(5,189)	-	41,946
Total investment assets	$192,891	$(12,093)	$74,720	$4,742	$(7,732)	$(74,072)	$545	$179,001

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2024
Debt	$122,693	$17,179	$80,149	$(36)	$740	$(61,155)	$384	$159,954
Equity/Other	20,044	1,449	28,334	-	(11,890)	(5,000)	-	32,937
Total investment assets	$142,737	$18,628	$108,483	$(36)	$(11,150)	$(66,155)	$384	$192,891
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2025 totaled $(10,748) consisting of the following: $(8,429) related to debt investments and $(2,319) related to equity investments. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2024 totaled $(15,902) consisting of the following: $(4,822) related to debt investments and $(11,080) relating to equity/other.

Four investments with an aggregate fair value of $31,369 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the nine months ended September 30, 2025. Five investments with an aggregate fair value of $19,276 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the nine months ended September 30, 2025.

One investment with a fair value of $3,970 was transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2024. Four investments with an aggregate fair value of $22,597 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2024.

Changes in pricing transparency are the result of changes in the number of brokers quoting an investment and evidence of observable trading activity at a given price. These factors support the assumption that prices provided by third-party vendors are representative of the value that an investment may transact at, whereas limited evidence of these factors may indicate that additional valuation procedures including unobservable inputs should be utilized.

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$97,988	Income Approach	Discount Rate	8.25% - 31.65% (14.96%)
	968	Broker Quotes	Broker Price	$93.0 - $98.5
	38,099	Market Approach	Earnings Multiple	0.15 - 6.00 (2.46)
Total Debt	$137,055

Equity/Other	$183	Recent Transaction
	28,141	Market Approach	Earnings Multiple	0.09 - 9.50 (3.23)
	6,908	Income Approach	Discount Rate	17.50% - 19.50% (18.50%)
	6,629	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	85	Asset Recovery / Liquidation (3)
Total Equity/Other	$41,946

As of December 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$117,413	Income Approach	Discount Rate	9.37% - 22.48% (15.13%)
	35,710	Recent Transaction
	6,831	Market Approach	Earnings Multiple	0.30 - 8.00 (4.66)
Total Debt	$159,954

Equity/Other	$20,327	Recent Transaction
	6,401	Market Approach	Earnings Multiple	0.09 - 8.25 (6.67)
	6,155	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$32,937
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

As of September 30, 2025, certain investments were valued using the market approach while they had been valued using recent transaction data as of December 31, 2024. The valuation technique was changed as the referenced transaction was no longer considered to be recent and it was determined that the market approach incorporated more current unobservable data.

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of September 30, 2025 the Company held three investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

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

On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (a) SOFR plus 2.50% or (b) a base rate plus 1.50%. Additionally, the Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit if there is less than $25 million drawn, if there are borrowings of $25 million or more on the facility, the commitment fee decreases to 0.375% per annum on any unused portion of the revolving line of credit. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of September 30, 2025, there were no borrowings outstanding under the revolving line.

Borrowings under the revolving line are secured by a first priority security interest in substantially all of the Company’s assets, subject to certain specified exceptions. The Company has made customary representations and warranties and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar loan agreements. In addition, the Loan Agreement contains financial covenants requiring (i) net assets of not less than $80 million, (ii) asset coverage equal to or greater than 150% and (iii) bank asset coverage equal to or greater than 300%, in each case tested as of the last day of each fiscal quarter of the Company. Borrowings are also subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

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

On August 16, 2023, the Company issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes”). On August 29, 2025, we caused redemption notices to be issued to the holders of the GECCZ Notes regarding the Company's exercise of its option to redeem $40.0 million aggregate principal amount of the issued and outstanding GECCZ Notes. We redeemed all of the issued and outstanding GECCZ Notes on September 30, 2025 at 100% of the principal amount plus accrued and unpaid interest thereon from July 1, 2025 through, but excluding, the redemption date, September 30, 2025.

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

On September 11, 2025, the Company issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the "GECCG Notes"). On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon partial exercise of the underwriters’ over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCI Notes, GECCH Notes and GECCG Notes will mature on June 30, 2026, April 30, 2029, December 31, 2029 and December 31, 2030, respectively. The GECCO Notes are currently callable at the Company’s option and the GECCI Notes, GECCH Notes and GECCG Notes can be called on or after April 30, 2026, December 31, 2026 and December 31, 2027, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s statements of assets and liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
6.50% Notes due 2024 ("GECCN Notes")	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

September 30, 2025
GECCO Notes	$57,500	$1,682	N/A	$1.00
GECCI Notes	56,500	1,682	N/A	1.01
GECCH Notes	41,400	1,682	N/A	1.01
GECCG Notes	50,000	1,682	N/A	1.00
Revolving Credit Facility	-	1,682	N/A	-

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

As of September 30, 2025, the Company’s asset coverage ratio was approximately 168.2%.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the indenture.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$4,080	$3,819	$11,808	$9,485
Amortization of acquisition premium	464	391	1,305	1,005
Acquisition discount expensed at time of redemption	941	-	941	-
Total	$5,485	$4,210	$14,054	$10,490
Weighted average interest rate(1)	10.38%	8.28%	9.26%	8.12%
Average outstanding balance	$209,683	$202,348	$202,944	$172,660
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

	September 30, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,500
Unsecured Debt - GECCI Notes	56,500	56,500	57,201
Unsecured Debt - GECCH Notes	41,400	41,400	41,814
Unsecured Debt - GECCG Notes	50,000	50,000	50,200
Total	$205,400	$205,400	$206,715

	December 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,017
Unsecured Debt - GECCZ Notes	40,000	40,000	40,360
Unsecured Debt - GECCI Notes	56,500	56,500	56,988
Unsecured Debt - GECCH Notes	41,400	41,400	41,317
Total	$195,400	$195,400	$195,682

6. CAPITAL ACTIVITY

On August 27, 2025, we entered into a Stock Purchase Agreement with Poor Richard, LLC, an affiliate of Booker Smith, ("Smith"), pursuant to which Smith purchased, and we issued 1,290,000 shares of our common stock, par value $0.01, at a price of $11.65 per share, for an aggregate purchase price of $14.3 million, net of transaction costs of $0.7 million. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

On May 6, 2025, the Company and GECM entered into an Equity Distribution Agreement with Lucid Capital Markets, LLC (the "Agent"), under which the Company may issue and sell through the Agent, from time to time, shares of its common stock. Sales of the Common Stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales price per share of the Common Stock sold in the Offering, less the Agent’s commission, will not be less than the NAV per share of the Common Stock at the time of such sale. Consistent with the terms of the Equity Distribution Agreement, GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of September 30, 2025, the Company has sold 1,163,753 shares for gross proceeds of $13.2 million at an average price of $11.45 per share for aggregate net proceeds of $13.0 million (net of transaction costs less than $0.1 million).

On December 11, 2024, we entered into a Share Purchase Agreement with Summit Grove Partners, LLC ("SGP"), pursuant to which SGP purchased, and we issued 1,094,527 shares of our common stock, par value $0.01, at a price of $12.06 per share, which represented our NAV per share as of December 10, 2024, for an aggregate purchase price of $13.0 million, net of transaction costs of $0.2 million. SGP is owned 25% by GEG. GECM, the investment manager of GECC, is a wholly-owned subsidiary of GEG. The common stock was issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act.

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2025, the Company had approximately $46 in unfunded commitments to provide financing to certain of its portfolio companies as follows:

Portfolio Company	Unfunded Commitments
Sirva Worldwide DDTL	46
Total	$46

To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2025 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net increases in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$11.79	$12.99
Net investment income	1.09	1.08
Net realized gains (loss)	0.58	0.22
Net change in unrealized appreciation (depreciation)	(2.50)	(1.12)
Net increase (decrease) in net assets resulting from operations	(0.83)	0.18
Issuance of common stock	0.16	(0.08)
Distributions declared from net investment income(2)	(1.11)	(1.05)
Net decrease in net assets	(1.78)	(0.95)
Net asset value, end of period	$10.01	$12.04
Per share market value, end of period	$10.67	$10.17

Shares outstanding, end of period	13,998,168	10,449,888
Total return based on net asset value(3)	(6.34)%	0.88%
Total return based on market value(3)	1.37%	5.24%

Ratio/Supplemental Data:
Net assets, end of period	$140,098	$125,826
Ratio of total expenses to average net assets(4),(5),(6)	23.16%	21.57%
Ratio of net investment income to average net assets(4),(5),(6)	13.19%	12.32%
Portfolio turnover	39%	63%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the nine months ended September 30, 2025 and 2024 average net assets were $137,626 and $118,981, respectively.
(5)
Annualized for periods less than one year.
(6)
The ratio of incentive fees to average net assets was 1.90% and 2.17% for the nine months ended September 30, 2025 and 2024, respectively.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2025 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2025 represented 60% of the Company’s net assets.

Fair value as of September 30, 2025 along with transactions during the nine months ended September 30, 2025 in these affiliated investments and controlled investments was as follows:

	For the Nine Months Ended September 30, 2025
Issue(1)	Fair value at December 31, 2024	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2025	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	29,733	2,325	6,733	-	-	25,325	2,528	-	-
Equity (87.5% of class)	13,482	-	567	-	455	13,370	-	-	644
	43,215	2,325	7,300	-	455	38,695	2,528	-	644

CLO Formation JV, LLC
Equity (71.25% of class)	40,089	13,611	966	-	(7,337)	45,397	-	-	8,601
	40,089	13,611	966	-	(7,337)	45,397	-	-	8,601

Totals	$83,304	$15,936	$8,266	$-	$(6,882)	$84,092	$2,528	$-	$9,245
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries." After performing this analysis, the Company determined that CLO Formation JV, LLC ("CLO JV") is a significant subsidiaries for the three and nine months ended September 30, 2025 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV as of and for the three and nine months ended September 30, 2025 has been included below.

Balance Sheet	September 30, 2025	December 31, 2024
Total Assets	$63,772	$56,398
Total Liabilities	70	124
Net Equity	$63,702	$56,274

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statement of Operations	2025	2024	2025	2024
Total Revenues	$2,701	$2,811	$9,035	$3,293
Total Expenses	(33)	19	57	52
Net Income	$2,734	$2,792	$8,978	$3,241

Realized Gain (Loss)	-	34	(410)	34
Unrealized Gain	(5,129)	2,375	(6,817)	2,382

Net Results	$(2,395)	$5,201	$1,751	$5,657
(1)
Operations commenced on April 23, 2024.

The following table shows the schedule of investments of CLO JV as of September 30, 2025:

Portfolio Company	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Quantity/Par	Amortized Cost	Fair Value
CLO Subordinated Notes(2)(3)
Apex Credit CLO 2024-I Ltd	19.5%	04/24/24	04/20/36	14,957	$9,782	$9,604
Apex Credit CLO 2024-II Ltd	18.1%	07/02/24	07/25/37	34,550	26,518	22,906
Apex Credit CLO 12 Ltd	19.7%	11/01/24	04/20/38	32,932	29,994	27,630
Total Investments (94.4% of net assets)					66,294	60,140

The following table shows the schedule of investments of CLO JV as of December 31, 2024:

Portfolio Company	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Quantity/Par	Amortized Cost	Fair Value
CLO Subordinated Notes(2)(3)
Apex Credit CLO 2024-I Ltd	22.3%	04/24/24	04/20/36	14,957	$10,994	$11,990
Apex Credit CLO 2024-II Ltd	17.4%	07/02/24	07/25/37	34,550	31,095	30,561
					42,089	42,551
Loan Accumulation Facility(2)(3)
Apex Credit CLO 12 Ltd	n/a	11/01/24	05/23/26	11,300	11,300	11,502
Total Investments (96.1% of net assets)					53,389	54,053
(1)
The CLO subordinated notes are considered equity positions in CLO vehicles. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying vehicle's securities less contractual payments to debt holders and expenses. The estimated yield indicated is based on the ending investment cost, as well as, a current projection of the future cash flows. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(2)
All investments in CLO subordinated notes and loan accumulation facilities are in the structured finance industry.
(3)
These investments were valued using unobservable inputs and are considered Level 3 investments.

11. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Board set distributions for the quarter ending December 31, 2025 at a rate of $0.37 per share. The full amount of each distribution will be from distributable earnings. The fourth quarter distribution will be payable on December 31, 2025 to stockholders of record as of December 15, 2025. The distribution will be paid in cash.

On October 2, 2025, the Company issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option.

Following quarter end, the Company’s Board of Directors authorized a new share repurchase program, whereby the Company may repurchase up to an aggregate of $10 million of its outstanding common shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares.