Form 10-K
period 2025-12-31
Great Elm Capital Corp.
filed 2026-03-02
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01211

Great Elm Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	81-2621577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 PGA Boulevard, Suite 603 Palm Beach Gardens, Florida	33410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 375-3006

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GECC	Nasdaq Global Market
5.875% Notes due 2026	GECCO	Nasdaq Global Market
8.50% Notes due 2029	GECCI	Nasdaq Global Market
8.125% Notes due 2029	GECCH	Nasdaq Global Market
7.75% Notes due 2030	GECCG	Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $77.6 million as of June 30, 2025.

As of February 23, 2026, there were 13,998,168 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the proxy statement for the annual meeting of stockholders (“Proxy Statement”) of the registrant, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025, are incorporated by reference into Part III of this report.

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
▪
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
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

We seek to generate both current income and capital appreciation through debt and income-generating equity investments, including investments in specialty finance businesses. To achieve our investment objective, we invest in secured and senior secured debt instruments of middle market companies, as well as income-generating equity investments in specialty finance companies, that we believe offer sufficient downside protection and have the potential to generate attractive returns. We generally define middle market companies as companies with enterprise values between $100 million and $2 billion.

In addition, we invest in collateralized loan obligations (“CLOs”) and related warehouse facilities through our joint venture, CLO Formation JV, LLC (the “CLO JV”). Further, we make debt and equity investments in companies and operating platforms that originate and/or service commercial specialty finance businesses, including factoring, equipment finance, inventory leasing, merchant cash advance and hard money real estate lending. We also invest directly (including via participation) in the investments made by such businesses.

We also make investments throughout other portions of a company’s capital structure, including subordinated debt, mezzanine debt, and equity or equity‑linked securities. We source these transactions directly with issuers and in the secondary markets through relationships with industry professionals.

Our Portfolio as of December 31, 2025

A list of the industries in which we have invested as of December 31, 2025 may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Set forth below is a brief description of each company representing greater than 5% of the fair market value of our portfolio, excluding short-term investments, at December 31, 2025.

CLO Formation JV, LLC

CLO JV is a joint venture owned 71.25% by the Company and 28.75% by strategic partners, to make investments in collateralized loan obligation entities and related warehouse facilities. The CLO JV’s investments primarily comprise of subordinated note securities in CLOs (colloquially referred to as “CLO equity”), as well as loan accumulation facilities (colloquially referred to as “CLO warehouses”). Subordinated notes in CLOs represent beneficial interests in portfolios consisting primarily of broadly syndicated senior secured loans with a large number of distinct underlying U.S. borrowers across various industry sectors. CLO subordinated note securities are entitled to recurring distributions which are generally equal to the residual cash flow of payments received from underlying securities after contractual payments to more senior CLO mezzanine debt holders and fund expenses. CLO warehouses are short-to medium-term finance vehicles intended to aggregate loans for inclusion in a future CLO portfolio. Loan accumulation facilities are typically financed through income notes or preferred shares, representing the first-loss and residual interests in the vehicle, and senior debt provided by a bank. Participation in a CLO warehouse investment may afford the CLO JV the opportunity to enhance its returns through fee sharing agreements with the CLO collateral managers.

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

Vivos Holdings, LLC

Vivos Holdings, LLC is a consumer packaged goods holding company with businesses focused on providing a range of household and personal care products and services to retail and industrial customers throughout North America. Its personal care product categories include nail, hand hygiene, first-aid, baby care, body care, oral care, hair care, skin care, bath, household, institutional cleaning, and healthcare.

Investment Manager and Administrator

Great Elm Capital Management, LLC’s (“GECM”) investment team has more than 100 years of experience in the aggregate financing and investing in leveraged middle-market companies. GECM’s team is led by Matt Kaplan, GECM’s Portfolio Manager and our President and Chief Executive Officer. GECM’s investment committee includes Matt Kaplan, Adam M. Kleinman, Jason W. Reese, and Nichole Milz. Great Elm Group, Inc. (“GEG”) is the parent company of GECM. The address for GECM is 3801 PGA Blvd., Suite 603, Palm Beach Gardens, Florida, 33410.

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

We have expanded our investment allocation in specialty finance companies as well as in participation opportunities generated by both unrelated and related specialty finance companies. GECM believes investments in specialty finance companies along the “continuum of lending” provide attractive risk adjusted returns that are expected to be largely uncorrelated to the liquid credit markets. The “continuum of lending” as seen by GECM is the various stages of capital that are provided to under-banked small and medium sized businesses and includes inventory and purchase order financing, receivables factoring, asset-based and asset-backed lending, and equipment financing. GECM believes that ownership interests in multiple specialty finance companies will create a natural competitive advantage for each business and generate both revenue and cost synergies across companies.

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

Income Incentive Fee

The Income Incentive Fee is calculated and payable quarterly in arrears based on our pre‑incentive fee net investment income for the quarter. Pre‑incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre‑incentive fee net investment income includes any accretion of original issue discount, market discount, payment‑in‑kind (“PIK”) interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we and our subsidiaries have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”).

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

The following is a graphical representation of the calculation of the income related portion of the incentive fee:

These calculations are adjusted for any share issuances or repurchases during the quarter and will be appropriately prorated for any period of less than three months. Any Income Incentive Fee otherwise payable with respect to Accrued Unpaid Income (collectively, the “Accrued Unpaid Income Incentive Fees”) will be deferred, on a security by security basis, and will become payable only if, as, when and to the extent cash is received by us or our subsidiaries in respect thereof. Any Accrued Unpaid Income that is subsequently reversed in connection with a write‑down, write‑off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce pre‑incentive fee net investment income and (2) reduce the amount of Accrued Unpaid Income deferred pursuant to the terms of the Investment Management Agreement. Subsequent payments of Income Incentive Fees deferred pursuant to this paragraph do not reduce the amounts payable for any quarter pursuant to the other terms of the Investment Management Agreement.

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

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing with the partial calendar year from April 1, 2022 to December 31, 2022, and is calculated at the end of each applicable year by subtracting (a) the sum of our and our subsidiaries’ cumulative aggregate realized capital losses (excluding, for the avoidance of doubt, any realized capital losses arising from unrealized capital depreciation occurring prior to April 1, 2022) and aggregate unrealized capital depreciation from (b) our and our subsidiaries’ cumulative aggregate realized capital gains, in each case calculated from and after April 1, 2022 (the “Capital Gains Commencement Date”). If such amount is negative, then there is no Capital Gains Incentive Fee for such year. If such amount is positive at the end of such year, then the Capital Gains Incentive Fee for such year is equal to 20% of such amount, less the aggregate amount of Capital Gains Incentive Fees paid in all prior years.

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

	Assumption 1		Assumption 2		Assumption 3
Investment income(1)	6.35%		7.50%		8.35%
Hurdle rate (7% annualized)	1.75%		1.75%		1.75%
"Catch up" provision (8.75% annualized)	2.19%		2.19%		2.19%
Pre-incentive fee net investment income(2)	1.00%		2.15%		3.00%
Incentive fee	-%	(3)	0.40%	(4)	0.60%	(5)

(1)
Investment income includes interest income, dividends and other fee income.
(2)
Pre-incentive fee net investment income is net of management fees and other expenses and excludes organizational and offering expenses. In these examples, management fees are 0.38% (1.50% annualized) of net assets and other expenses are assumed to be 4.98% of net assets.
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

For the year ended December 31, 2025, we incurred $5.0 million in base management fees and $3.7 million in income-based fees accrued during the period. There were no capital gains incentive fees earned by GECM as calculated under the Investment Management Agreement for the year ended December 31, 2025.

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

Duration and Termination

Our Board initially approved the Investment Management Agreement on August 8, 2016, and most recently approved the Investment Management Agreement on July 22, 2025. The Investment Management Agreement renews for successive annual periods subject to annual approval by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not “interested persons.” The Investment Management Agreement will automatically terminate if it is assigned. The Investment Management Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other. The Investment Management Agreement is currently in effect.

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

Board Approval of the Investment Management Agreement

On July 22, 2025, our Board approved the renewal of the Investment Management Agreement through September 26, 2026. In its consideration of the Investment Management Agreement, our Board focused on information it had received relating to, among other things:

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

Code of Business Conduct and Ethics and Insider Trading Policy

We have adopted a code of business conduct and ethics, which applies to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees and our investment adviser. Our code requires our directors, officers, employees and investment adviser to comply with applicable laws and regulations and helps to preserve the integrity of our Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the code by posting such information within four business days following the date of such amendment or waiver on our website at www.greatelmcc.com. Our code of business conduct and ethics can be accessed via our website at www.greatelmcc.com. Information on our website is not incorporated by reference in, and does not form part of, this Form 10-K.

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

Certain U.S. Federal Income Tax Matters

We have elected to be treated and intend to qualify each year as a regulated investment company (“RIC”) under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90% of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50% of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25% of the market value of our total assets is invested in securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any one issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. We may generate certain income that might not qualify as qualifying income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions to endeavor to prevent our disqualification as a RIC.

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

(collectively, the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long‑term capital gain in excess of short‑term capital loss) that we distribute to our stockholders. However, due to limits on the deductibility of certain expenses, we may, in certain years, have aggregate taxable income subject to the Annual Distribution Requirement that is in excess of the aggregate net income actually earned by us in those years.

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

Investments we make in securities issued at a discount or providing for deferred interest or PIK interest may be subject to special tax rules that will affect the amount, timing and character of distributions to stockholders. For example, if we buy a debt security whose “stated redemption price at maturity” (generally, the sum of all payments required under the note other than payments of “qualified stated interest”, which generally is stated interest that is unconditionally payable in cash or in property other than debt instruments of the issuer at least annually at a single fixed rate) exceeds its issue price by an amount that does not satisfy a de minimis test, we will generally be required to accrue the excess amount on a daily basis in accordance with a constant yield-to-maturity method (unless otherwise accelerated) and to distribute such income on a timely basis each year (in advance of receipt of corresponding cash) to maintain our tax treatment as a RIC and to avoid U.S. federal income and excise taxes. Because in these and certain other circumstances we may recognize income before or without receiving cash representing such income or incur expenses that are not fully deductible for tax purposes, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thereby be subject to corporate‑level income tax.

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

If we directly or indirectly hold 10% or more of the shares (by vote or value) in a foreign corporation that is treated as a controlled foreign corporation (“CFC”), we may be required to include in our gross income our pro rata share of such CFC’s “subpart F income” and “Net CFC Tested Income,” whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or constructively) by U.S. Stockholders. A “U.S. Stockholder”, for purposes of this paragraph, is any U.S. person that possesses (directly, indirectly, or constructively) 10% or more of the combined voting power of all classes of shares or 10% or more of the value of a corporation. If we are required to include our pro rata share of “subpart F income” or “Net CFC Tested Income” in our gross income for a taxable year, we will be required to include such income in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute an amount equal to such income to satisfy the Annual Distribution Requirement and the Excise Tax Exemption Requirement.

Although the Code generally provides that income inclusions from QEFs and inclusions of subpart F income and Net CFC Tested Income from CFCs will be qualifying income for purposes of the 90% gross income requirement to the extent such income is distributed to a RIC in the year it is included in the RIC’s income, the Code does not specifically provide whether income inclusions from a QEF or inclusions of subpart F income and Net CFC Tested Income during the RIC’s taxable year with respect to which no distribution is received would be qualifying income for the 90% gross income requirement. The U.S. Treasury, however, has issued regulations that treat such income as qualifying for purposes of the 90% gross income requirement, provided the income is derived with respect to a corporation’s business of investing in stock, securities or currencies.

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

The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is approximately $113. Such commissions include approximately $113 in brokerage commissions paid to Imperial Capital, LLC, an affiliated person of ICAM, beginning when ICAM became an affiliated person of the Company during the quarter ended December 31, 2021 through December 31, 2025. Brokerage commissions paid to Imperial Capital, LLC represent nearly 100% of our aggregate brokerage commissions during the most recent fiscal year and the dollar amount of transactions on which such brokerage commissions were paid represents nearly 100% of the aggregate dollar amount of transactions involving the payment of commissions during such fiscal year.

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

Risks Relating to Our Investments

Our portfolio companies may experience financial distress and our investments in such companies may be restructured. Our portfolio companies have experienced in the past and may in the future experience financial distress from time to time. Debt investments in such companies may cease to be income-producing, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. Any restructuring can fundamentally alter the nature of the related investment, and restructurings may not be subject to the same underwriting standards that GECM employs in connection with the origination of an investment. In addition, we may write-down the value of our investment in any such company to reflect the status of financial distress and future prospects of the business. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. For example, if an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us, or we may receive equity securities, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

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

We are invested in a limited number of portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments. Our portfolio holds a limited number of portfolio companies. Beyond the asset diversification requirements associated with qualifying as a RIC, we do not have fixed guidelines for diversification, and our investments are likely to be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some funds, we are more susceptible to failure if a single investment fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio is subject to change over time and may be concentrated in a limited number of industries, which subjects us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated. Our portfolio is concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact our aggregate realized returns. For example, our investments in issuers that are part of the structured finance industry and the specialty finance industry represented approximately 16.0% and 12.9%, respectively, of our total investments at fair value as of December 31, 2025. Such concentration may change as a result of additional investments in, or divestments in, the specialty finance industry and/or fluctuations in the fair value of our investments in the specialty finance industry and other industries.

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

Our investments may be risky, and we could lose all or part of our investments. Our equity and debt investments are risky. Our debt portfolios, including those held by our specialty finance companies, are subject to credit and interest rate risk. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. “Interest rate risk” refers to the risks associated with market changes in interest rates. Factors that may affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, money supply and the monetary policies of the Federal Reserve Board and central banks throughout the world, international disorders and instability in domestic and foreign financial markets. Beginning in late 2024, the Federal Reserve Board began to lower interest rates from the elevated levels earlier in the year and continued lowering rates during 2025. The Federal Reserve Board has maintained interest rates during the first few months of 2026, and may raise, maintain or lower the federal funds rate in the future. These developments, along with domestic and international debt and credit concerns, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms. Interest rate changes may also affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed-rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments may also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including, among other factors, the index chosen, frequency of reset and reset caps or floors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, we may not be able to manage this risk effectively, which in turn could adversely affect our performance.

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

Defaults by our portfolio companies may harm our operating results. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of our investments and foreclosure on our secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of financial covenants, with a defaulting portfolio company. If any of these occur, it could materially and adversely affect our operating results and cash flows. See also "Our investments may be risky, and we could lose all or part of our investments."

If we invest in companies that experience significant financial or business difficulties, we may be exposed to certain distressed lending risks. As part of our lending activities, we may purchase notes or loans from companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. We cannot assure you that we will correctly evaluate the value of the assets collateralizing our investments or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a portfolio company, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the investment advanced by us to the borrower. See also "Our investments may be risky, and we could lose all or part of our investments."

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

We may not realize gains from our equity investments. Our portfolio may include common stock, warrants or other equity securities from time to time. We may also take back equity securities in exchange for our debt investments in workouts of troubled investments. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non‑control, equity investments in portfolio companies. The equity interests we invest in may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give it the right to sell our equity securities back to the portfolio company. We may be unable to exercise these put rights if the issuer is in financial distress or otherwise lacks sufficient liquidity to purchase the underlying equity investment.

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

We and/or our portfolio companies may be materially and adversely impacted by global climate change. Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results. The current economy is subject to periodic downturns that, from time to time, result in recessions or more serious adverse macroeconomic events. For example, many countries and industries around the globe experienced downturns and contractions as they grappled with the short- and long-term economic impacts of the COVID-19 pandemic, elevated inflation, supply chain challenges, labor market shortages and disputes, changes in interest rates, uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, foreign currency fluctuations, and periods of volatility in global capital markets. Our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay loans or notes during these periods. Therefore, our non‑performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the market value of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants in its agreements with us or other lenders could lead to defaults and, potentially, acceleration of the time when the debt obligations are due and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. See also "Defaults by our portfolio companies may harm our operating results" and "There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims."

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability. The condition of the global financial market, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, may cause economic uncertainties or deterioration in the United States and worldwide, and may subject our investments to heightened risks. For example, the United States enacted significant new tariffs beginning in the first quarter of 2025, which led to significant volatility in global markets during the year. Further, the current U.S. Presidential administration has continued to propose additional significant tariffs as well as evaluate key aspects of U.S. trade policy, treaties and tariffs. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies, businesses may be adversely affected both within and outside of the directly affected regions

These heightened risks could also include to: increased risk of default; greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle transactions (i.e., a market freeze); and unavailability of hedging techniques. During times of political uncertainty and/or change, global markets often become more volatile. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. Any of these risks could have a material adverse effect on our business, financial condition and result of operations.

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

More generally, market prices of OID instruments are more volatile because they are impacted to a greater extent by interest rate changes than instruments that pay interest periodically in cash. Ordinarily, OID would also create the risk of non-refundable cash payments to GECM based on non-cash accruals that may never be realized; however, this risk is mitigated since the Investment Management Agreement requires GECM to defer any incentive fees on Accrued Unpaid Income (as defined below), the effect of which is that Income Incentive Fees otherwise payable with respect to Accrued Unpaid Income become payable only if, as, when and to the extent cash is received by us or our subsidiaries in respect thereof.

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments,including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any,effects this may have on our business or the nature of future regulations.

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

There is, and will be, uncertainty as to the value of our portfolio investments. Under the Investment Company Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with GECM, as valuation designee, having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Often, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we will value these securities on a quarterly basis at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of GECM, as valuation designee. We consult with an independent valuation firm in valuing all securities in which we invest classified as “Level 3,” other than investments which are less than 1% of NAV as of the applicable quarter end. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning affecting us or our third-party service providers, could impair our ability to conduct business effectively. The occurrence of a disaster such as a cyber‑attack, a natural catastrophe, an epidemic or pandemic, an industrial accident, a terrorist attack or war, events anticipated or unanticipated in our disaster recovery systems, or a failure in externally provided data systems, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer‑based data processing, transmission, storage and retrieval systems or destroy data. Our ability to effectively conduct our business could be severely compromised. The financial markets we operate in are dependent upon third party data systems to link buyers and sellers and provide pricing information.

We depend heavily upon computer systems to perform necessary business functions. Our computer systems could be subject to cyber‑attacks and unauthorized access, such as physical and electronic break‑ins or unauthorized tampering, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyber attacks, such as prompt injection attacks, which may increase our cyber security risks where we implement artificial intelligence technologies in our business. Like other companies, we expect to experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. These failures and disruptions may be more likely to occur as a result of employees working remotely. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss, respectively.

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

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs. Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.We, our investment adviser and our administrator use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our investment adviser, our administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our adviser or administrator, or by our portfolio companies. For example, an employee of our adviser may input confidential information, including material non-public information,trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a data set that is accessible by third-party artificial intelligence applications and users,including our competitors. Further, we, our adviser or administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

Terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may affect the market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition. Terrorist acts, acts of war, natural disasters or an epidemic or pandemic may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including, for example, Russia’s February 2022 invasion of Ukraine and conflicts and political unrest in the Middle East and South America, have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Additionally, a public health epidemic or pandemic, poses the risk that we, GECM, our portfolio companies or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that any such event could have on our business, the continued occurrence thereof and the measures taken by the governments of countries affected in response thereto could disrupt global markets, supply chains and the manufacture or shipment of products and adversely impact our business, financial condition or results of operations or those of our portfolio companies.

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

There are significant potential conflicts of interest that could impact our investment returns. Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of GECC, GECM, other GECM-affiliated entities and the employees of GECM. Certain of our executive officers and directors, and members of the investment committee of GECM, serve or may serve as officers, directors or principals of entities, including ICAM or funds managed by ICAM, and affiliates of GECM and investment funds managed by our affiliates that operate in the same or related lines of business as GECC. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or that may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, Matt Kaplan, our President and Chief Executive Officer, is a portfolio manager at GECM and a member of its investment committee. Further, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with GECM and any advisers that may in the future become affiliated with GEG. GEG, the parent company of GECM, currently holds approximately 9.7% of our outstanding common stock.

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

Our participation in any negotiated co-investment opportunities (other than those in which the only term negotiated is price) with investment funds managed by investment managers under common control with GECM (as well as with proprietary accounts of an affiliate of GECM) is subject to compliance with the SEC order dated July 18, 2025 (the “Exemptive Relief Order”). The allocation of all or a portion of an investment opportunity to co-investors could result in lower returns for us than had we taken the full opportunity for ourself. There may be certain investment opportunities that fall outside the scope of the Exemptive Relief Order or otherwise may not be permitted to be allocated to us. Accordingly, we may not be able to participate in all investment opportunities that GECM determines would otherwise be suitable for us.

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

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed on income that may include interest that is accrued but not yet received in cash, but payment is made on such accrual only once corresponding income is received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, which would result in the reversal of any previously accrued and unpaid incentive fees. On April 6, 2022, our Board and the independent directors approved the amendment to the Investment Management Agreement (the “Amendment”) to eliminate $163.2 million of realized and unrealized losses incurred prior to April 1, 2022 from the calculation of the Capital Gains Incentive Fee and reset the Capital Gains Commencement Date (as defined below) and the mandatory deferral commencement date, effectively resetting the incentive fee total return hurdle, which was subsequently approved by our stockholders on August 1, 2022.

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
▪
departures of GECM’s key personnel;
▪
uncertainty surrounding the strength of the U.S. economy;
▪
uncertainty between the U.S. and other countries with respect to trade policies, treaties, and tariffs;
▪
uncertainty regarding U.S. immigration and work permit policies;
▪
an increase in negative global media coverage relating to the private credit industry;
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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV. Shares of closed-end investment companies, including BDCs, frequently trade at a discount from their NAV. This characteristic of closed-end investment companies is separate and distinct from the risk that our NAV per share of common stock may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below NAV. In the recent past, the stocks of BDCs as an industry, including at times shares of our common stock, have traded at a discount to NAV, which at times, has been significant.

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

Our stockholders may not receive distributions or our distributions may not grow over time and a portion of our distributions may be a return of capital. We intend to make distributions to our stockholders out of assets legally available for distribution (i.e., not subject to any legal restrictions under Maryland law on the distribution thereof). We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this document. Due to the asset coverage test applicable to us under the Investment Company Act as a BDC, we may be limited in our ability to make distributions. In addition, pursuant to covenants in the indentures governing our outstanding debt securities, we have agreed to only make distributions to our stockholders when our asset coverage is at least equal to 150%, as set forth in the Investment Company Act, subject to certain exceptions.

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

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock. We have in the past increased our capital resources through debt and equity offerings. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, subject to the restrictions of the Investment Company Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or additional debt securities.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Holders of such debt securities would have fixed dollar claims on our assets that would be superior to the claims of our common stockholders or any preferred stockholders.

If the value of our assets decreases while we have debt outstanding, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income while we have debt outstanding would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions. We cannot assure you that our leveraging strategy will be successful.

Illustration. The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The first table assumes the actual amount of senior securities outstanding as of December 31, 2025. The second table assumes the maximum amount of senior securities outstanding as permitted under our asset coverage ratio of 150%. The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.

Table 1

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(15.00)%	(10.00)%	(5.00)%	—	5.00%
(1)
Assumes $298.3 million in total portfolio assets, excluding short term investments, $194.4 million in senior securities outstanding, $112.9 million in net assets, and an average cost of funds of 7.67%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total portfolio assets of at least 5.00%.

Table 2

Assumed Return on Our Portfolio(1) (2) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(15.26)%	(10.26)%	(5.26)%	(0.26)%	4.74%
(1)
Assumes $329.8 million in total portfolio assets, excluding short term investments, $225.9 million in senior securities outstanding, $112.9 million in net assets, and an average cost of funds of 7.67%. Actual interest payments may be different.
(2)
In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total portfolio assets of at least 5.26%.

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

As of December 31, 2025, we had approximately $194.4 million of total outstanding indebtedness in the aggregate under four series of senior securities (unsecured notes)—the GECCO Notes, the GECCG Notes, the GECCI Notes and the GECCH Notes (each as defined herein)—and our asset coverage ratio was 158.1%.

On May 5, 2021, we entered into the Loan Agreement, which provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base). On August 13, 2025, we amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base). We may request to increase the revolving line in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), subject to the sole discretion of CNB. As of December 31, 2025, there were no borrowings outstanding under the Loan Agreement.

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

As of the date hereof, we are in compliance in all material respects with the covenants of the Loan Agreement. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

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

GECM has implemented an information security policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and employee information that it stores or processes and the maintenance of critical services and systems. This program is based on recognized industry standards that we use to help us identify, assess and manage cybersecurity risks and is supported by both management and our Board. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks. GECM's policies and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, spam and phishing email filtering, and transmission of data over private networks. GECM’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: (1) cybersecurity risks associated with its physical and digital devices and infrastructure, and (2) cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information.

As a part of its cybersecurity program, GECM's cybersecurity processes and systems are reviewed and assessed by third parties. These third parties assess and report on GECM’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks. These third parties also help identify areas for continued focus and improvement. Penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted at least annually with third-party consultants and vulnerabilities are reviewed by Great Elm's Information Technology & Security Committee (“IT Committee”), comprised of GECM's Chief Operating Officer and other members of Company management as well as its third-party IT consultant. In order to oversee and identify risks from cybersecurity threats associated with its use of large vendors and material third parties who will have access to sensitive data or client systems and facilities, GECM requires third parties to adhere to GECM's cybersecurity requirements prior to accessing such data. In addition, GECM performs periodic reviews of its critical vendors with the assistance of a third-party consultant to identify and assess the vendors’ security posture to reduce risk to the Company.

GECM also provides its employees with cybersecurity awareness training at onboarding and semiannually, as well as interim security reminders and alerts. GECM’s third-party consultants conduct regular phishing tests and provide additional training as appropriate.

In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in June 2026, require certain investment companies and SEC-registered investment advisers, including GECC and GECM, to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and GECM’s policies and systems designed to manage cybersecurity risks and related disclosures.

Governance and Oversight of Cybersecurity Risks

GECM’s cybersecurity program is managed by the IT Committee. The members of the IT Committee collectively have over fifty years of experience helping to oversee the information technology infrastructure and processes at GECM and other asset managers in both operations and IT infrastructure leadership roles. Third-party consultants with specific education and over 25 years’ experience in IT infrastructure and Cybersecurity are utilized to provide additional technical insight and recommendations.. The IT Committee is responsible for supervising and interfacing with providers to implement GECM’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.

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

Impact of Cybersecurity Risks

As of the filing of this Form 10-K, we are not aware of any cyber-attacks that have occurred that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. We acknowledge that we cannot eliminate all security risks within our organization, and we cannot guarantee that any undetected cybersecurity incidents have not occurred. For additional information about these risks, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

Our executive offices are located at 3801 PGA Boulevard, Suite 603, Palm Beach Gardens, FL 33410 and are provided by GECM in accordance with the terms of the Administration Agreement.

Item 3. Legal Proceedings.

A description of our legal proceedings is included in Note 7 of the financial statements for the year ended December 31, 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “GECC.”

As of February 23, 2026, there were approximately 12 holders of record of the common stock, one of which represents all of our stockholders for whom shares are held in “nominee” or “street name.”

The following are our outstanding classes of securities as of December 31, 2025:

Title of Class	Amount Authorized	Amount Held by GECC or for GECC's Account	Amount Outstanding Exclusive of Amounts Shown in the Adjacent Column
Common Stock	1,000,000,000	-	13,998,168
GECCO Notes	-	$18.5 million(1)	$39.0 million
GECCG Notes	-	-	$57.5 million
GECCI Notes	-	-	$56.5 million
GECCH Notes	-	-	$41.4 million
(1)
Subsequently canceled and retired

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

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2026
First Quarter (through February 23, 2026)	N/A	$7.31	$6.27	--	--	--
Fiscal year ending December 31, 2025
Fourth Quarter	$8.07	$8.98	$6.66	11.3%	(17.5)%	$0.37
Third Quarter	10.01	11.45	10.02	14.4%	0.1%	0.37
Second Quarter	12.10	11.11	9.20	(8.2)%	(24.0)%	0.37
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.40
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
(1)
NAV per share is determined as of the last day in the relevant quarter and therefore does not necessarily reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
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

During the year ended December 31, 2025, our distributions were made from distributable earnings. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions in the future. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the Investment Company Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment.

The following table summarizes our distributions declared for record dates since January 1, 2024:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37
December 15, 2025	December 31, 2025	$0.37
March 16, 2026	March 31, 2026	$0.30

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Nasdaq Financial 100 Index, for the period from December 31, 2020, the last trading day before the fifth preceding fiscal year, through December 31, 2025. The graph assumes that, on December 31, 2020, a person invested $10,000 in each of the S&P 500 Index and the Nasdaq Financial 100 Index, and our common stock at the last day of trading. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

$25,000
$22,000
$19,000
$16,000
$13,000
$10,000
$7,000
$4,000
$1,000
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

Purchases of Equity Securities

None.

Financial Highlights

Below presents the schedule of financial highlights of the Company, which have been derived from the financial statements of the Company, except as noted within the footnotes to the schedule.

										November 3, 2016 (Commencement of Operations) to
	For the Year Ended December 31,									December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016(6)(7)
Per Share Data:(1)
Net asset value, beginning of period	$11.79	$12.99	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14	$86.46
Net investment income	1.40	1.27	1.65	1.67	3.02	3.22	6.40	8.64	9.05	1.61
Net realized gains (loss)	(0.45)	0.19	(0.62)	(20.16)	(2.37)	(4.39)	0.76	1.36	1.87	(2.07)
Net change in unrealized appreciation (depreciation)	(3.52)	(1.10)	2.30	16.00	(3.17)	(13.24)	(11.58)	(15.07)	(12.34)	(7.88)
Net increase (decrease) in net assets resulting from operations	(2.57)	0.36	3.33	(2.49)	(2.52)	(14.41)	(4.42)	(5.07)	(1.42)	(8.34)
Issuance of common stock	0.33	(0.11)	-	(1.03)	0.81	(10.66)	-	-	-	-
Accretion from share buybacks	-	-	-	-	-	-	0.51	-	1.99	4.04
Distributions declared from net investment income(2)	(1.48)	(1.45)	(1.50)	(1.95)	(2.40)	(6.00)	(6.30)	(7.42)	(7.20)	(1.02)
Net increase (decrease) resulting from transactions with common stockholders	(1.15)	(1.56)	(1.50)	(2.98)	(1.59)	(16.66)	(5.79)	(7.42)	(5.21)	3.02
Net asset value, end of period	$8.07	$11.79	$12.99	$11.16	$16.63	$20.74	$51.81	$62.02	$74.51	$81.14
Per share market value, end of period	$7.05	$10.99	$10.65	$8.29	$18.48	$21.60	$46.68	$47.10	$59.04	$70.02

Shares outstanding, end of period	13,998,168	11,544,415	7,601,958	7,601,958	4,484,278	3,838,242	1,677,114	1,775,400	1,775,400	2,131,813
Total return based on net asset value(3)	(21.03)%	2.14%	30.98%	(22.17)%	(8.03)%	(49.51)%	(4.64)%	(7.31)%	0.69%	(5.30)%
Total return based on market value(3)	(24.98)%	17.87%	50.53%	(46.53)%	(1.27)%	(39.98)%	15.17%	(8.35)%	(5.56)%	(2.03)%

Ratio/Supplemental Data:
Net assets, end of period	$112,946	$136,113	$98,739	$84,809	$74,556	$79,615	$86,889	$110,116	$132,287	$172,984
Ratio of total expenses to average net assets before waiver (4),(5)	24.18%	22.11%	24.92%	22.14%	14.69%	25.84%	16.46%	9.96%	7.87%	10.27%	(5)(7)
Ratio of total expenses to average net assets after waiver (4),(5)	24.18%	22.11%	24.92%	16.43%	14.69%	25.84%	16.46%	9.96%	8.00%	9.99%	(5)(7)
Ratio of incentive fees to average net assets(4)	2.77%	2.12%	3.35%	0.66%	(4.91)%	1.68%	2.80%	0.13%	2.89%	3.04%	(5)
Ratio of net investment income to average net assets(4),(5)	12.82%	10.24%	13.42%	12.30%	14.02%	11.77%	11.18%	12.30%	11.56%	10.52%	(5)(7)
Portfolio turnover	49%	86%	98%	53%	66%	64%	81%	67%	116%	27%
(1)
The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2. Per share data and shares outstanding have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retrospective basis.
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
(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and the period ended December 31, 2016 average net assets were $135,111, $121,555, $93,441, $85,029, $87,975, $60,884, $97,791, $124,668, $151,986, and $179,366, respectively.
(5)
Annualized for periods of less than one year.
(6)
Net asset value at the beginning of the period is the net asset value per share as of the consummation of the Merger, as adjusted for the reverse stock split noted in footnote (1). Management corrected this heading to correspond to the timing of the Merger. The heading was corrected to read “November 3, 2016 to December 31, 2016,” whereas it had previously been presented as “November 4, 2016 (commencement of operations) to December 31, 2016.” November 3, 2016 is the date on which the Merger closed; November 4, 2016 is the date on which the Company began operating as the combined entity resulting from the Merger. On November 3, 2016, the Company recognized approximately $3,444 of organization costs in connection with the Merger, which were included in calculating the beginning of the period net asset value, and amounted to $(1.60) per share, based on 2,148,184 shares issued and outstanding on November 3, 2016. Per share amount and shares issued and outstanding on November 3, 2016 have been retrospectively adjusted to reflect the six-for-one reverse stock split effected on February 28, 2022, as described in Note 2 of the notes to the financial statements.
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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	-	(1)
Offering expenses	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses	-
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	4.42%	(4)
Incentive fee	3.31%	(5)
Interest payments on borrowed funds	16.30%	(6)
Acquired fund fees and expenses	0.98%	(7)
Other expenses	4.39%	(8)
Total annual expenses	29.39%

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
(5)
See “Item 1. Business — Management and Incentive Fees.”
(6)
Assumes borrowings representing approximately 143.9% of our average net assets at an average annual interest rate of 7.67%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and GECM’s assessment of market and other factors at the time of any proposed borrowing.
(7)
Acquired fund fees and expenses represent our estimated indirect expenses incurred due to investments in other investment companies and private funds. The impact of acquired fund fees and expenses is included in the total returns of the Company. Acquired fund fees and expenses are not direct costs of the Company.

(8)
Other expenses include expenses incurred under the Administration Agreement as well as director fees, custody fees, professional services fees, insurance and shareholder servicing costs. The percentage presented in the table reflects an estimate based on actual amounts incurred during the year ended December 31, 2025.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains) (none of which is subject to the capital gains incentive fee)	$233	$563	$768	$1,003
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)	$241	$575	$778	$1,001

This example should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. The amounts included in the table above for “Other expenses” represent our estimates for the fiscal year ending December 31, 2025.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-K generally discusses 2025 and 2024 items and year to year comparisons between 2025 and 2024. For the discussion of 2024 compared to 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

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

GECM, as the Board's valuation designee, approves in good faith the valuation of our portfolio as of the end of each quarter. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may impact the market quotations used to value some of our investments.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the years ended December 31, 2025 and 2024:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2024	64,584	(29,289)	12.84%
Quarter ended June 30, 2024	121,743	(83,159)	12.58%
Quarter ended September 30, 2024	97,633	(62,005)	12.76%
Quarter ended December 31, 2024	61,724	(71,123)	12.37%
For the Year Ended December 31, 2024	$345,684	$(245,576)

Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
Quarter ended September 30, 2025	64,089	(50,385)	11.52%
Quarter ended December 31, 2025	29,359	(30,726)	11.66%
For the Year Ended December 31, 2025	$178,134	$(158,200)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended December 31, 2025 and 2024. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Beginning Investment Portfolio, at fair value	$324,262	$230,612
Portfolio Investments acquired(1)	178,134	345,684
Amortization of premium and accretion of discount, net	2,952	2,437
Portfolio Investments repaid or sold(2)	(158,200)	(245,576)
Net change in unrealized appreciation (depreciation) on investments	(43,601)	(10,771)
Net realized gain (loss) on investments	(5,279)	1,876
Ending Investment Portfolio, at fair value	$298,268	$324,262
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured Finance	$47,899	16.05%	$40,089	12.36%
Specialty Finance	38,462	12.90%	43,215	13.31%
Technology	31,550	10.58%	29,811	9.19%
Consumer Products	24,174	8.10%	25,179	7.77%
Insurance	22,604	7.58%	22,364	6.90%
Chemicals	19,359	6.49%	26,131	8.06%
Food & Staples	15,908	5.33%	9,367	2.89%
Industrial	12,943	4.34%	12,874	3.97%
Metals & Mining	10,189	3.42%	13,071	4.03%
Consumer Services	10,113	3.39%	8,681	2.68%
Credit Fund	10,096	3.38%	-	-%
Business Services	8,712	2.92%	-	-%
Transportation Equipment Manufacturing	6,316	2.12%	26,140	8.06%
Apparel	5,572	1.87%	4,911	1.51%
Energy Services	5,393	1.81%	6,522	2.01%
Packaging	4,025	1.35%	-	-%
Casinos & Gaming	3,865	1.30%	5,485	1.69%
Oil & Gas Exploration & Production	3,817	1.28%	10,436	3.22%
Marketing Services	3,073	1.03%	1,416	0.44%
Restaurants	3,056	1.02%	3,789	1.17%
Energy Midstream	2,970	1.00%	-	-%
Financial Services	2,834	0.95%	2,532	0.78%
Textiles	1,954	0.66%	1,285	0.40%
Retail	1,450	0.49%	3,100	0.96%
Healthcare	995	0.33%	-	-%
Closed-End Fund	899	0.30%	3,430	1.06%
Media	40	0.01%	-	-%
Aircraft	-	-%	4,566	1.41%
Defense	-	-%	3,999	1.23%
Internet Media	-	-%	6,997	2.16%
Shipping	-	-%	8,872	2.74%
Total	$298,268	100.00%	$324,262	100.00%

Results of Operations

Investment Income

	For the Year Ended December 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Investment Income	$49,988	$4.04	$39,323	$3.99
Interest income	31,007	2.51	31,541	3.20
Dividend income	16,643	1.35	6,925	0.70
Other commitment fees	-	-	700	0.07
Other income	2,338	0.19	157	0.02
(1)
The per share amounts are based on a weighted average of 12,360,314 outstanding common shares for the year ended December 31, 2025 and a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024.

Investment income consists of interest income, including net amortization of premium and accretion of discount on loans and debt securities, dividend income and other income, which primarily consists of amendment fees, commitment fees and funding fees on loans. For the years ended December 31, 2025 and 2024, income includes non-cash PIK income of $3.3 million and $3.0 million, respectively. PIK income was 6.5% of total investment income for the year ended December 31, 2025 as compared to 7.7% for the year ended December 31, 2024. The aggregate amount of PIK income increased during the year ended December 31, 2025 as the number of investments with a PIK component increased during the year, however the PIK income share of total investment income declined.

Interest income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to an increase in the average debt investment portfolio size, partially offset by lower average coupon rates driven by a decrease in SOFR throughout the year.

Dividend income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the investment in CLO Formation JV, LLC, which was formed in the prior year and pays periodic dividends to its equity holders.

Other commitment fees decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the termination of revolver commitments and associated commitment fees. Other income increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to non-refundable carry fees and amendment fees on new and amended debt positions.

Expenses

	For the Year Ended December 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Total Expenses	$32,090	$2.60	$26,522	$2.69
Management fees	4,987	0.41	4,456	0.45
Incentive fees	3,742	0.30	2,580	0.26
Total advisory and management fees	$8,729	$0.71	$7,036	$0.71
Administration fees	1,619	0.13	1,376	0.14
Directors’ fees	213	0.02	211	0.02
Interest expense	18,405	1.49	14,882	1.51
Professional services	2,023	0.16	1,816	0.18
Custody fees	134	0.01	147	0.01
Other	967	0.08	1,054	0.11
Income Tax Expense
Excise tax	579	0.05	348	0.04
(1)
The per share amounts are based on a weighted average of 12,360,314 outstanding common shares for the year ended December 31, 2025 and a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024.

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

Overall expenses for the year ended December 31, 2025 increased as compared to the year ended December 31, 2024 primarily due to interest expense as a result of the issuance of $57.5 million in aggregate principal amount of 7.75% notes due 2030 (the “GECCG Notes”) in September and October 2025, partially offset by the redemption of $18.5 million in aggregate principal amount of 5.875% notes due 2026 ("GECCO Notes") in December 2025.

Management fees increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to increases in the underlying management fee assets which primarily consists of the fair value of the portfolio of investments.

Incentive fees increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to higher pre-incentive net investment income during the year ended December 31, 2025, primarily attributable to the increase in dividend income as compared to the year ended December 31, 2024.

The increase in administration fees for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is attributable to an increase in underlying costs allocated under the administrative agreement with GECM.

Professional services costs increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to increased legal expenses associated with specific transaction matters, as well as general rate increases for professional services including valuation and accounting costs.

Realized Gains (Losses)

	For the Year Ended December 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net Realized Gain (Loss)	$(5,285)	$(0.43)	$1,874	$0.19
Gross realized gain	11,401	0.92	3,723	0.38
Gross realized loss	(16,686)	(1.35)	(1,849)	(0.19)
(1)
The per share amounts are based on a weighted average of 12,360,314 outstanding common shares for the year ended December 31, 2025 and a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024.

Realized gain for the year ended December 31, 2025 includes $4.6 million in gains from distributions from our investment in CW Opportunity 2 LP and $4.2 million in gains from the sale of our investment in Nice-PAK promissory note and warrants. Realized loss for the year ended December 31, 2025 includes $12.3 million on the sale of our investments in Dynata second out term loan and common equity as well as $1.4 million in realized loss from the partial sale of our investment in First Brands Group, LLC ("First Brands") Junior DIP loan.

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

Change in Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the significant unrealized appreciation (depreciation) of our investment portfolio.

	For the Year Ended December 31,
	2025		2024
	In Thousands	Per Share(1)	In Thousands	Per Share(1)
Net change in unrealized appreciation/ (depreciation)	$(43,601)	$(3.53)	$(10,771)	$(1.09)
Unrealized appreciation	17,700	1.43	15,194	1.55
Unrealized depreciation	(61,301)	(4.96)	(25,965)	(2.64)
(1)
The per share amounts are based on a weighted average of 12,360,314 outstanding common shares for the year ended December 31, 2025 and a weighted average of 9,844,014 outstanding common shares for the year ended December 31, 2024.

For the year ended December 31, 2025, unrealized appreciation primarily consisted of $10.1 million attributable to the reversal of previously recognized unrealized depreciation in connection with the sale of our investment in Dynata, a $1.1 million increase in the fair value of our investment in Stone Ridge, and a $0.5 million increase in the fair value of our investment in Trouvaille.

Unrealized depreciation for the year ended December 31, 2025 was primarily attributable to decreases in the fair value of certain portfolio investments. These decreases included approximately $16.9 million related to our investments in First Brands, approximately $11.3 million related to our investment in CLO JV, approximately $5.2 million related to our investments in Del Monte Foods Corp., approximately $4.1 million related to our investment in Maverick Gaming LLC, and approximately $4.5 million related to our investment in Flexsys Holdings.

The decrease in the fair value of our investments in First Brands reflects the impact of alleged fraudulent activity identified at the company and the resulting uncertainty regarding its financial condition and future prospects. CLO JV, which holds underlying investments in First Brands, also experienced a decline in fair value due to broader market pressures affecting CLO equity valuations, including asset spread tightening and increased dispersion in the broadly syndicated loan market. The decrease in the fair value of Del Monte Foods Corp. reflects the company’s filing for bankruptcy and an extended Section 363 auction process which increased uncertainty regarding ultimate recoverability of the pre-petition term loan and junior roll-up DIP loan. The decrease in the fair value of Flexsys Holdings reflects a weaker outlook for domestic tire production and its anticipated impact on operating performance.

For the year ended December 31, 2024 , unrealized appreciation was primarily driven by an increase in the fair value of our investment in Nice-Pak Products warrants of approximately $2.0 million and in our investment in CW Opportunity 2 LP of approximately $1.2 million.

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

As of December 31, 2025, we had approximately $3.1 million of money market fund investments at fair value. As of December 31, 2025, we had investments in 68 debt instruments across 53 companies, totaling approximately $203.5 million at fair value and 21 equity investments in 18 companies, with an aggregate fair value of approximately $94.8 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2025, we had no unfunded commitments to provide financing to certain of our portfolio companies.

For the year ended December 31, 2025, net cash used in operating activities was approximately $2.8 million, reflecting the purchases and proceeds from sales of investments and principal repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $22.0 million, reflecting payments for additional investments of $182.1 million, offset by proceeds from principal repayments and sales of $160.1 million.

For the year ended December 31, 2024, net cash used in operating activities was approximately $82.7 million, reflecting the purchases and proceeds from sales of investments and principal repayments of investments offset by net investment income, including non-cash income related to accretion of discount and PIK income and proceeds from sales of investments and principal payments received. Net cash used in purchases and proceeds from sales of investments was approximately $93.6 million, reflecting payments for additional investments of $335.0 million, offset by proceeds from principal repayments and sales of $241.4 million.

For the year ended December 31, 2025, cash provided by financing activities was $4.6 million, which consisted of $57.5 million in net proceeds from the issuance of the GECCG Notes and $27.3 million in issuances of common stock, which was partially offset by $58.7 million in net payments on the redemption of the GECCZ and GECCO Notes and $19.2 million in distributions to stockholders.

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

Contractual Obligations and Cash Requirements

A summary of our material contractual payment obligations and other cash obligations as of December 31, 2025 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	38,983	38,983	-	-	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
GECCG Notes	57,500	-	-	57,500	-
Total	$194,383	$38,983	$-	$155,400	$-

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

Revolver

On May 5, 2021, we entered into the Loan Agreement with CNB. The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). In November 2023, the Company entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit test is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of December 31, 2025, there were no borrowings outstanding under the revolving line.

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

On June 23, 2021, we issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, we repurchased $18.5 million of the outstanding principal on the GECCO Notes. The aggregate principal balance of the GECCO Notes outstanding as of December 31, 2025 is $39.0 million.

On August 16, 2023, we issued $40.0 million in aggregate principal amount of 8.75% notes due 2028 (the “GECCZ Notes” ). We redeemed all of the issued and outstanding GECCZ Notes on September 30, 2025 at 100% of the principal amount plus accrued and unpaid interest from June 30, 2025 through, but excluding, the redemption date of September 30, 2025.

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of December 31, 2025 is $56.5 million.

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the "GECCH Notes"). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of December 31, 2025 is $41.4 million.

On September 11, 2025, the Company issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the "GECCG Notes") and together with the GECCO Notes, GECCI Notes and GECCH Notes, the "Notes". On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCG Notes outstanding as of December 31, 2025 was $57.5 million.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCI Notes, GECCH Notes and GECCG Notes will mature on June 30, 2026, April 30, 2029, December 31, 2029, and December 31, 2030, respectively. The GECCO Notes are currently callable at the Company's option and the GECCI Notes, GECCH Notes, and GECCG Notes can be called on, or after, April 30, 2026, December 31, 2026, and December 31, 2027, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder. During the year ended December 31, 2025, the Company redeemed the GECCZ Notes in full on September 30, 2025.

As of December 31, 2025, our asset coverage ratio was approximately 158.1%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2025, approximately $159.8 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have fallen. A prolonged decrease in interest rates would decrease our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over variable rates that we earn on any portfolio investments or a decrease in our operating expenses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Recent Developments

Our Board set a distribution for the quarter ending March 31, 2026 at a rate of $0.30 per share. The full amount of the distribution will be from distributable earnings. The distribution will be payable on March 31, 2026 to stockholders of record as of March 16, 2026. The distribution will be paid in cash.

In February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. As of December 31, 2025, there were approximately $2.3 million of accrued incentive fees payable. We expect to recognize the reversal of these accrued incentive fees during the period ending March 31, 2026, resulting in a corresponding increase in net income in that period.

On February 27, 2026, we caused a notice to be issued to the holders of the GECCO Notes regarding the exercise of our option to redeem $20 million aggregate principal amount of the issued and outstanding GECCO Notes on March 31, 2026.

As of December 31, 2025, net assets were $112.9 million and net asset value per share was $8.07. Pro forma for the reversal of accrued incentive fees payable and the GECCO Notes redemption, net assets would be $115.1 million and net asset value per share would be $8.23.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, 12 debt investments in our portfolio bore interest at a fixed rate, and the remaining 46 debt investments were at variable rates, representing approximately $53.0 million and $159.8 million in principal debt, respectively. As of December 31, 2024, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $65.1 million and $179.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of December 31, 2025. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,794
2.00%	3,196
1.00%	1,598
(1.00)%	(1,598)
(2.00)%	(3,196)
(3.00)%	(4,794)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of December 31, 2025, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of GECC adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

4.3	Fourth Supplemental Indenture, dated as of June 23, 2021, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 23, 2021)

4.4	Global Note (5.875% Notes due 2026), dated as of June 23, 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on June 23, 2021)

4.5	Fifth Supplemental Indenture, dated as of August 16, 2023, by and between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 16, 2023)

4.6	Global Note (8.75% Notes due 2028), dated August 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on August 16, 2023)

4.7	Sixth Supplemental Indenture, dated as of April 17, 2024 by and between Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 17, 2024)

4.8	Global Note (8.50% Notes due 2029), dated as of April 17, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 17, 2024)

4.9	Seventh Supplemental Indenture, dated as of September 19, 2024 by and between Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 19, 2024)

4.10	Form of Global Note (representing the Company's 8.125% Notes due 2029), dated as of September 19, 2024 (included in Exhibit 4.9)

4.11	Eighth Supplemental Indenture, dated as of September 11, 2025 between the Registrant and the Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 11, 2025)

4.12	Form of Global Note representing the Company’s 7.75% Notes due 2030, dated as of September 11, 2025 (included in Exhibit 4.11)

4.13*	Description of Registered Securities

10.1	Amended and Restated Investment Management Agreement (As Amended, Effective August 1, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement filed on July 1, 2022)

10.2	Administration Agreement, dated as of September 27, 2016, by and between the Registrant and GECM (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 7, 2016)

10.3

Amended and Restated Registration Rights Agreement, dated as of November 4, 2016, by and among the Registrant and the holders named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 7, 2016)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 7, 2016)

10.5	Custody Agreement, dated as of July 1, 2023, by and between the Registrant and The Northern Trust Company (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on February 29, 2024)

10.6	Form of Trademark License Agreement (incorporated by reference to Exhibit 13(b) to the Registration Statement on Form N-14 (File No. 3330212817) filed on August 1, 2016)

10.7	Loan, Guarantee and Security Agreement, dated May 5, 2021, between the Registrant and City National Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2021)

10.8+

Third Amendment, dated as of November 22, 2023 to Loan, Guarantee and Security Agreement, as of May 5, 2021, by and among the Registrant and City National Bank, as amended (incorporated by reference in Exhibit 10.1 to the Form 8-K filed on November 27, 2023)

10.9

Second Amended and Restated Limited Liability Company Agreement of CLO Formation JV, LLC dated as of August 20, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 22, 2024)

10.10

Fifth Amendment, dated as of August 13, 2025, to Loan, Guarantee and Security Agreement, as of May 5,
2021, by and among the Registrant and City National Bank, as amended (incorporated by reference to
Exhibit 10.1 to the Form 8-K filed on August 13, 2025)

10.11	Stock Purchase Agreement, dated as of August 27, 2025, between the Registrant and Poor Richard LLC (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed on November 4, 2025)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 29, 2024)

14.2	Code of Ethics of GECM (incorporated by reference to Exhibit 14.2 to the Form 10-K filed on February 29, 2024)

19.1*	Insider Trading Policy for GECC (incorporated by reference to Exhibit 19.1 to the Form 10-K filed on March 10, 2025)

21.1*	Subsidiaries

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

23.2*	CLO Formation JV, LLC Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*	Certification of the Registrant’s CEO and CFO

97.1	GECC Clawback Policy (incorporated by reference to Exhibit 14.1 to the Form 10-K filed on February 29, 2024)

99.1*	Unaudited Financial Statements of CLO Formation JV, LLC

99.2*	Audited Financial Statements of CLO Formation JV, LLC

101

Materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in inline Extensible Business Reporting Language (XBRL): (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, (iv) Statements of Cash Flows, (v) Schedules of Investments, and (vi) related Notes to the Financial Statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in inline XBRL (included as Exhibit 101)

* Filed or furnished herewith

+ Exhibits marked with a (+) exclude certain immaterial schedules and exhibits pursuant to the provisions of Regulation S-K, Item 601(a)(5). A copy of any of the omitted schedules and exhibits pursuant to Regulation S-K, Item 601(a)(5) will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2026.

GREAT ELM CAPITAL CORP.

By:	/s/ Matt Kaplan
Name:	Matt Kaplan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2026.

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

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Great Elm Capital Corp.

Boston, Massachusetts

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Great Elm Capital Corp. (the “Company”), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, and cash flows for each of the three years ended December 31, 2025, financial highlights for each of the five years then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Investments — Refer to Footnote 2 and 4 in the financial statements

Critical Audit Matter Description

The Company has investments whose fair values are based on complex valuation techniques and unobservable inputs. These financial instruments can span a broad array of investments, including debt and equity investments in privately owned middle‑market companies that lack observable market prices. Under accounting principles generally accepted in the United States of America, these financial instruments are generally classified as Level 3 assets and are inherently subjective. The fair value of the Company’s Level 3 investments was $153,054,649 as of December 31, 2025.

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

March 2, 2026

We have served as the Company’s auditor since 2016.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES

Dollar amounts in thousands (except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $254,313 and $244,378, respectively)	$218,381	$240,958
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $32,803 and $8,448, respectively)	32,803	8,448
Affiliated investments, at fair value (amortized cost of $12,379 and $12,379, respectively)	-	-
Controlled investments, at fair value (amortized cost of $94,683 and $87,014, respectively)	79,887	83,304
Total investments	331,071	332,710

Cash and cash equivalents	1,834	-
Receivable for investments sold	3,215	5,065
Interest receivable	2,182	3,306
Dividends receivable	1,046	364
Due from portfolio company	-	32
Due from affiliates	218	160
Deferred financing costs	256	237
Prepaid expenses and other assets	953	154
Total assets	$340,775	$342,028

Liabilities
Notes payable (including unamortized discount of $5,064 and $5,705, respectively)	$189,319	$189,695
Payable for investments purchased	33,652	11,194
Interest payable	64	32
Accrued incentive fees payable	2,267	1,712
Distributions payable	-	577
Due to affiliates	1,475	1,385
Accrued expenses and other liabilities	1,052	1,320
Total liabilities	$227,829	$205,915

Commitments and contingencies (Note 7)

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 13,998,168 shares issued and outstanding and 11,544,415 shares issued and outstanding, respectively)	$140	$115
Additional paid-in capital	358,778	332,111
Accumulated losses	(245,972)	(196,113)
Total net assets	$112,946	$136,113
Total liabilities and net assets	$340,775	$342,028
Net asset value per share	$8.07	$11.79

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS

Dollar amounts in thousands (except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$24,571	$24,619	$23,582
Non-affiliated, non-controlled investments (PIK)	3,080	3,026	2,281
Affiliated investments	-	64	128
Controlled investments	3,356	3,832	2,677
Controlled investments (PIK)	-	-	233
Total interest income	31,007	31,541	28,901
Dividend income from:
Non-affiliated, non-controlled investments	2,819	2,354	1,147
Controlled investments	13,824	4,571	2,331
Total dividend income	16,643	6,925	3,478
Other commitment fees from non-affiliated, non-controlled investments	-	700	3,075
Other income from:
Non-affiliated, non-controlled investments	2,164	157	264
Non-affiliated, non-controlled investments (PIK)	174	-	107
Total other income	2,338	157	371
Total investment income	$49,988	$39,323	$35,825

Expenses:
Management fees	$4,987	$4,456	$3,539
Incentive fees	3,742	2,580	3,132
Administration fees	1,619	1,376	1,522
Custody fees	134	147	81
Directors’ fees	213	211	205
Professional services	2,023	1,816	1,772
Interest expense	18,405	14,882	11,742
Other expenses	967	1,054	1,003
Total expenses	$32,090	$26,522	$22,996
Net investment income before taxes	$17,898	$12,801	$12,829
Excise tax	$579	$348	$287
Net investment income	$17,319	$12,453	$12,542

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(5,285)	$2,500	$(1,246)
Affiliated investments	-	(626)	-
Controlled investments	-	-	(3,461)
Realized loss on repurchase of debt	(222)	(3)	-
Total net realized gain (loss)	(5,507)	1,871	(4,707)
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(32,515)	(7,129)	15,040
Affiliated investments	-	(22)	(226)
Controlled investments	(11,086)	(3,620)	2,684
Total net change in unrealized appreciation (depreciation)	(43,601)	(10,771)	17,498
Net realized and unrealized gains (losses)	$(49,108)	$(8,900)	$12,791
Net increase (decrease) in net assets resulting from operations	$(31,789)	$3,553	$25,333

Earnings per share (basic and diluted):	$(2.57)	$0.36	$3.33
Weighted average shares outstanding (basic and diluted):	12,360,314	9,844,014	7,601,958

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS

Dollar amounts in thousands

	For the Year Ended December 31,
	2025	2024	2023
Increase (decrease) in net assets resulting from operations:
Net investment income	$17,319	$12,453	$12,542
Net realized gain (loss)	(5,507)	1,871	(4,707)
Net change in unrealized appreciation (depreciation) on investments	(43,601)	(10,771)	17,498
Net increase (decrease) in net assets resulting from operations	(31,789)	3,553	25,333

Distributions to stockholders:
Distributions(1)	(18,663)	(14,892)	(11,403)
Total distributions to stockholders	(18,663)	(14,892)	(11,403)

Capital transactions:
Issuance of common stock, net	27,285	48,713	-
Net increase (decrease) in net assets resulting from capital transactions	27,285	48,713	-
Total increase (decrease) in net assets	(23,167)	37,374	13,930

Net assets at beginning of period	$136,113	$98,739	$84,809
Net assets at end of period	$112,946	$136,113	$98,739

Capital share activity
Shares outstanding at the beginning of the period	11,544,415	7,601,958	7,601,958
Issuance of common stock	2,453,753	3,942,457	-
Shares outstanding at the end of the period	13,998,168	11,544,415	7,601,958
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS

Dollar amounts in thousands

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(31,789)	$3,553	$25,333
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments(1)	(182,122)	(335,014)	(220,355)
Net change in short-term investments	5,383	2,357	(4,474)
Capitalized payment-in-kind interest	(3,298)	(2,803)	(2,605)
Proceeds from sales of investments(1)	93,602	201,875	184,381
Proceeds from principal payments	66,448	39,476	50,745
Net realized (gain) loss on investments	5,285	(1,874)	4,707
Net change in unrealized (appreciation) depreciation on investments	43,601	10,771	(17,498)
Amortization of premium and accretion of discount, net	(2,952)	(2,437)	(2,375)
Net realized loss on repurchase of debt	222	3	-
Amortization of discount (premium) on long term debt	2,779	1,495	1,627
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,124	(1,201)	985
(Increase) decrease in dividends receivable	(682)	637	439
(Increase) decrease in due from portfolio company	32	5	(36)
(Increase) decrease in due from affiliates	(58)	(160)	-
(Increase) decrease in prepaid expenses and other assets	(799)	(19)	3,153
Increase (decrease) in due to affiliates	645	471	1,019
Increase (decrease) in interest payable	32	-	(10)
Increase (decrease) in accrued expenses and other liabilities	(268)	193	647
Net cash provided by (used for) operating activities	(2,815)	(82,672)	25,683
Cash flows from financing activities
Issuance of notes payable	57,500	97,900	38,408
Repayment of notes payable	(58,739)	(45,613)	(42,823)
Borrowings under credit facility	34,000	5,000	2,000
Repayments under credit facility	(34,000)	(5,000)	(12,000)
Proceeds from issuance of common stock, net of issuance costs	27,285	48,713	-
Payments of deferred financing costs	(2,157)	(4,206)	(259)
Distributions paid	(19,240)	(15,075)	(10,643)
Net cash provided by (used for) financing activities	4,649	81,719	(25,317)
Net increase (decrease) in cash	1,834	(953)	366
Cash and cash equivalents and restricted cash, beginning of period	-	953	587
Cash and cash equivalents and restricted cash, end of period	$1,834	$-	$953

Supplemental disclosure of non-cash financing activities:
Distributions declared, not yet paid	$-	$577	$760
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,594	$13,385	$10,094
(1)
Purchases of investments and proceeds from sales of investments in 2023 include $48,049 of investments contributed in kind to its formerly wholly owned subsidiary, GESF in exchange for equity and subordinated indebtedness in GESF.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS

December 31, 2025

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion	Chemicals	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (7.82%)	08/26/2025	11/24/2027	2,982	2,947	2,717
American Coastal Insurance Corp.	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	11,000	7,982	10,980
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 19	6M SOFR + 6.00% (10.04%)	09/09/2024	05/26/2028	3,156	3,045	2,834
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	158	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 7, 16	3M SOFR + 8.00% (7.86% Cash + 4.00% PIK)	01/16/2025	05/08/2028	252	247	247
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	166	52,358	41,425	71.25%
CMI Marketing, Inc.	Marketing Services	1st Lien, Secured Loan	2, 15	1M SOFR + 4.25% (8.08%)	09/05/2025	03/23/2028	1,890	1,877	1,862
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 20	1M SOFR + 9.75% (13.57%)	07/31/2025	06/27/2030	4,975	4,835	4,827
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 1 warrants	8, 23	n/a	07/31/2025	n/a	103,547	-	74
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 2 warrants	8, 23	n/a	07/31/2025	n/a	103,547	-	64
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (7.57%)	03/04/2025	07/31/2028	1,095	999	909
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	6, 10, 11	13.13%	08/08/2024	05/01/2028	2,929	2,980	2,720
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 11	13.13%	04/15/2025	05/01/2028	1,400	1,372	1,372
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.41%)	08/21/2023	07/31/2028	11,813	11,775	12,049
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (9.84%)	05/29/2024	05/16/2030	3,314	3,274	3,380
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	4,083,246	4,083	5,798
Del Monte Foods Corp II Inc	Food & Staples	Sr. DIP Loan	2, 6, 7, 17	1M SOFR + 9.50% (4.85% Cash + 8.50% PIK)	07/14/2025	04/02/2026	2,769	2,727	2,769
Del Monte Foods Corp II Inc	Food & Staples	Jr. DIP Loan	2, 6, 9, 17	n/a	07/14/2025	04/02/2026	4,086	4,083	1,159
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 9, 15	n/a	10/16/2024	08/02/2028	2,040	2,030	-
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 9, 14	n/a	04/17/2025	08/02/2028	264	255	-
Dorel Industries Inc.	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 20	3M SOFR + 11.26% (6.72% Cash + 4.54% PIK)	11/14/2025	09/30/2030	6,823	6,516	6,389
Dorel Industries Inc.	Consumer Products	Warrants	6, 10, 23	n/a	11/14/2025	n/a	95,122	-	89	*
DS Admiral Bidco, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 4.25% (7.92%)	10/24/2025	06/26/2031	2,493	2,469	2,468
DTI HOLDCO, INC.	Business Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (7.72%)	09/04/2025	04/26/2029	2,195	2,054	2,042
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8, 23	n/a	07/15/2024	n/a	45,714	-	-	*
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 20	3M SOFR + 6.50% (9.17% Cash + 1.00% PIK)	10/21/2024	08/14/2028	6,231	6,083	5,986
ECL Entertainment, LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 14	1M SOFR + 3.00% (6.72%)	10/28/2025	08/31/2030	1,995	1,993	1,988
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 7, 17	3M SOFR + 6.50% (5.14% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,563	2,185	1,954

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 9, 17	n/a	06/09/2023	03/30/2027	2,174	2,175	4
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 9, 17	n/a	03/24/2021	03/30/2028	16,200	15,812	20
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.25% (9.08%)	05/28/2025	08/01/2029	5,992	5,148	330
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.00% (11.77%)	07/29/2021	06/30/2027	5,822	5,834	5,561
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 15	3M SOFR + 5.75% (9.62%)	11/01/2024	07/19/2030	4,726	4,645	4,236
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 14	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,000
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	50,000	752	741	*
Goodnight Water Solutions, LLC	Energy Midstream	1st Lien, Secured Loan	2, 14	1M SOFR + 4.00% (7.72%)	10/15/2025	06/04/2029	2,992	2,951	2,970
GPC Merger Sub Inc.	Packaging	Unsecured Bond		7.13%	10/15/2025	08/15/2028	3,000	2,993	3,001
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	25,325	25,325	25,325
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	13,137	87.50%
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 14	3M SOFR + 4.50% (8.34%)	10/31/2024	10/30/2031	7,169	7,172	7,067
Invesco Senior Loan	Credit Fund	Common Equity	10	n/a	11/21/2025	n/a	240,000	5,023	5,040	*
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 12.07% (7.01% Cash + 8.78% PIK)	08/14/2024	07/31/2029	5,581	5,427	5,343
ITG Communications LLC	Industrial	1st Lien, Secured Loan	2, 14	6M SOFR + 4.75% (8.95%)	11/04/2025	07/09/2031	2,000	1,962	1,930
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 17	3M SOFR + 7.00% (10.93%)	06/30/2021	07/15/2027	6,442	5,986	5,572
Main Street Sports Group LLC	Media	1st Lien, Secured Loan		15.00%	02/06/2025	01/03/2028	116	106	40
MajorDrive Holdings IV, LLC	Consumer Products	Unsecured Bond		6.38%	12/03/2025	06/01/2029	1,000	701	723
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 5.75% (9.67%)	09/26/2023	12/01/2026	6,256	6,083	5,996
Maverick Gaming LLC	Casinos & Gaming	Sr. DIP Loan	2, 6, 20	1M SOFR + 12.50% (16.22%)	07/31/2025	04/16/2026	907	891	907
Maverick Gaming LLC	Casinos & Gaming	Jr. DIP Loan	2, 6, 9, 20	n/a	07/16/2025	04/16/2026	1,603	1,576	970
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 9, 17	n/a	04/03/2024	06/03/2028	5,741	6,349	-
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10	n/a	03/07/2025	n/a	7,410	6,190	6,474
Natus Medical Inc	Healthcare	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 5.25% (9.07%)	11/13/2025	07/20/2029	1,000	998	995
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 8, 9, 10, 14	n/a	02/20/2025	02/20/2027	1,268	1,250	444
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 8, 9, 10, 14	n/a	02/20/2025	02/20/2027	114	103	92
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10, 14, 24	n/a	02/20/2025	n/a	4,153	4,460	-
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 17	3M SOFR + 7.50% (11.38%)	08/08/2024	12/13/2028	2,714	2,740	2,721
PFI Lower Midco LLC	Food & Staples	1st Lien, Secured Loan	2, 14	1M SOFR + 4.00% (7.87%)	11/14/2025	12/01/2032	1,000	990	1,006
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	6M SOFR + 4.75% (8.55%)	02/09/2024	01/26/2029	1,599	1,502	1,327

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.25% (11.81%)	12/27/2023	01/23/2029	5,556	5,519	5,393
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 16.00% (0.00% Cash + 19.98% PIK)	01/31/2023	02/24/2027	169	169	167
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.00% (9.98% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,629	2,616	2,575
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8, 23	n/a	02/24/2021	n/a	311,697	-	314	2.81%
Ryan, LLC	Business Services	1st Lien, Secured Loan	2, 15	1M SOFR + 3.50% (7.22%)	11/05/2025	11/05/2032	5,000	4,975	4,929
SCIH Salt Holdings Inc.	Food & Staples	1st Lien, Secured Loan	2, 16	6M SOFR + 2.75% (6.52%)	10/14/2025	01/31/2029	4,000	3,997	4,006
SIRVA Worldwide Inc	Business Services	1st Lien, Secured Loan	2, 20	3M SOFR + 8.00% (11.69%)	02/06/2025	02/20/2029	700	694	644
SIRVA Worldwide Inc	Business Services	Delayed Draw, Secured Loan	2, 20	3M SOFR + 8.00% (11.69%)	02/19/2025	02/20/2029	126	125	115
State Street Blackstone Senior Loan ETF	Credit Fund	Common Equity	10	n/a	11/21/2025	n/a	122,500	5,051	5,056
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	4,965
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 6, 10, 17	1M SOFR + 6.75% (10.47%)	04/30/2024	05/01/2029	1,215	1,206	1,211
Trident TPI Holding, Inc.	Packaging	Unsecured Bond		12.75%	11/26/2025	12/31/2028	1,000	1,008	1,024
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 10	n/a	03/27/2024	n/a	100	5,000	6,659
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	85	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.00% (7.82%)	05/14/2024	11/02/2027	2,266	2,209	2,216
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.50% (12.60%)	05/14/2024	11/02/2028	900	751	830
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,807	4,535	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	-	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.00% (7.83% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,910	5,903	5,781
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 3.75% (7.42%)	09/10/2024	03/31/2029	1,365	1,365	1,365
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	4.50%	08/13/2025	08/13/2032	2,045	2,045	2,045
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	9.00%	08/13/2025	08/13/2032	131	131	131
Vivos Holdings, LLC	Consumer Products	Warrants	6, 23	n/a	08/13/2025	n/a	592	-	145	*
Vivos Holdings, LLC	Consumer Products	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 6.00% (9.74%)	08/13/2025	08/13/2030	4,750	4,705	4,655
Vivos Holdings, LLC	Consumer Products	2nd Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 10.00% (0.00% Cash + 13.72% PIK)	08/13/2025	02/13/2031	10,028	10,028	9,997
VT Topco, Inc.	Business Services	1st Lien, Secured Loan	2, 15	1M SOFR + 3.00% (6.87%)	11/03/2025	08/09/2030	997	985	982
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond		10.75%	01/14/2025	02/02/2029	4,175	3,889	3,817
Walor North America, Inc	Industrial	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 5.75% (9.62%)	06/17/2025	06/17/2028	1,434	1,434	1,434
x.AI LLC	Technology	1st Lien, Secured Bond		12.50%	08/29/2025	06/30/2030	900	898	960
Total Investments excluding Short-Term Investments (264.08% of Net Assets)								361,375	298,268

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Short-Term Investments
United States Treasury	Short-Term Investments	Treasury Bill		0.00%	n/a	n/a	30,000,000	29,743	29,743
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	3,060,059	3,060	3,060
Total Short-Term Investments (29.04% of Net Assets)								32,803	32,803
TOTAL INVESTMENTS (293.12% of Net Assets)			13					$394,178	$331,071
Liabilities in Excess of Other Assets (193.12% of Net Assets)									$(218,125)
NET ASSETS									$112,946

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 3.87%. The one-month (“1M”) SOFR as of period end was 3.69%. The three-month (“3M”) SOFR as of period end was 3.65%. The six-month (“6M”) SOFR as of period end was 3.57%. The prime rate as of period end was 6.75%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of December 31, 2025, Blue Ribbon, LLC secured loan, Del Monte Food Corp II Inc. Sr. DIP Loan, Dorel Industries, Inc. secured loan, EagleView Technology Corp secured loan, Elevate Textiles, Inc. secured loan, Ipsen US Holdings, Inc. secured loan, Ruby Tuesday Operations LLC secured loan, Universal Fiber Systems secured loan, and Vivos Holdings, LLC secured loan pay a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 25.81% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.

(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $11,467; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $80,177; the net unrealized depreciation was $(68,710); the aggregate cost of securities for Federal income tax purposes was $399,781.
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
(23)
The strike price at which investments in warrants may be exercised is $1.58 for the Commercial Vehicle Group, Inc. ("CVGI") Tranche 1 warrants, $2.07 for the CVGI Tranche 2 warrants, $37.72 for the Dynata, LLC warrants, $0.01 for the Ruby Tuesday warrants, $3,930.13 for the Vivos warrants and $0.01 for the Dorel Industries Inc. warrants.
(24)
Investment is a debt instrument that does not have a stated maturity date.

* Represents less than 1%.

As of December 31, 2025, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$203,509	180.18%
Equity/Other	94,759	83.90%
Short-Term Investments	32,803	29.04%
Total	$331,071	293.12%

As of December 31, 2025, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$319,784	283.13%
Canada	4,092	3.62%
Bermuda	6,659	5.90%
Australia	536	0.47%
Europe	-	0.00%
Total	$331,071	293.12%

As of December 31, 2025, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$47,899	42.44%
Specialty Finance	38,462	34.05%
Short-Term Investments	32,803	29.04%
Technology	31,550	27.93%
Consumer Products	24,174	21.40%
Insurance	22,604	20.01%
Chemicals	19,359	17.14%
Food & Staples	15,908	14.08%
Industrial	12,943	11.46%
Metals & Mining	10,189	9.02%
Consumer Services	10,113	8.95%
Credit Fund	10,096	8.94%
Business Services	8,712	7.71%
Transportation Equipment Manufacturing	6,316	5.59%
Apparel	5,572	4.93%
Energy Services	5,393	4.77%
Packaging	4,025	3.56%
Casinos & Gaming	3,865	3.42%
Oil & Gas Exploration & Production	3,817	3.38%
Marketing Services	3,073	2.72%
Restaurants	3,056	2.71%
Energy Midstream	2,970	2.63%
Financial Services	2,834	2.51%
Textiles	1,954	1.73%
Retail	1,450	1.28%
Healthcare	995	0.88%
Closed-End Fund	899	0.80%
Media	40	0.04%
Total	$331,071	293.12%

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS

December 31, 2024

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
Advancion	Chemicals	2nd Lien, Secured Loan	2, 16	1M SOFR + 7.85% (12.21%)	09/21/2022	11/24/2028	1,625	1,532	1,584
American Coastal Insurance Corp.	Insurance	Unsecured Bond	14	7.25%	12/20/2022	12/15/2027	13,000	8,112	12,367
Auction.com	Financial Services	1st Lien, Secured Loan	2, 17	3M SOFR + 6.00% (10.27%)	09/09/2024	05/26/2028	2,835	2,739	2,532
Avation Capital SA	Aircraft	2nd Lien, Secured Bond	7, 10, 11, 14	8.25%	02/04/2022	10/31/2026	4,671	4,369	4,566
Blackstone Secured Lending Fund	Closed-End Fund	Common Equity	10	n/a	09/25/2024	n/a	6,000	182	194	*
Blue Ribbon, LLC	Food & Staples	1st Lien, Secured Loan	2, 16	3M SOFR + 6.26% (10.85%)	09/05/2024	05/07/2028	493	351	330
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	124	39,714	40,089	71.25%
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 14	13.13%	08/08/2024	05/01/2028	4,900	5,014	4,974
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (14.15%)	08/21/2023	07/31/2028	12,780	12,653	13,035
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (10.53%)	05/29/2024	05/16/2030	5,058	4,985	5,058
CSC ServiceWorks	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.26% (8.71%)	09/26/2023	03/04/2028	4,951	4,286	4,158
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	6,000,000	6,000	7,246
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 7, 15	3M SOFR + 10.15% (12.62% Cash + 2.00% PIK)	10/16/2024	08/02/2028	3,853	3,803	3,830
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.79%)	07/15/2024	07/15/2028	793	783	793
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.76% (10.29%)	07/15/2024	10/15/2028	4,768	4,768	4,451
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Common Equity	6, 8	n/a	07/15/2024	n/a	108,405	11,525	1,753	1.08%
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8	n/a	07/15/2024	n/a	45,714	-	-	3.20%
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 14	3M SOFR + 3.76% (8.09%)	10/21/2024	08/14/2025	4,737	4,504	4,472
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.65% (5.74% Cash + 5.50% PIK)	11/07/2024	09/30/2027	1,642	1,265	1,285
Fairbanks Morse Defense (Arcline FM Holdings, LLC)	Defense	1st Lien, Secured Loan	2, 16	3M SOFR + 4.50% (9.31%)	07/19/2024	06/23/2028	3,980	3,978	3,999
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.85%)	06/09/2023	03/30/2027	7,583	7,495	7,141
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 5.26% (9.85%)	03/08/2024	03/30/2027	1,783	1,773	1,679
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6, 17	3M SOFR + 8.76% (13.35%)	03/24/2021	03/30/2028	16,200	15,715	15,122
Flexsys Holdings	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.51% (9.84%)	10/27/2022	11/01/2028	4,389	3,665	3,347

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.10% (12.43%)	07/29/2021	06/30/2027	5,896	5,918	5,429
Form Technologies, LLC	Industrial	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 4.85% (9.36%)	01/25/2024	07/22/2025	3,228	3,167	3,223
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 6, 15	1M SOFR + 5.75% (10.08%)	11/01/2024	04/30/2030	4,750	4,655	4,655
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 22	Prime + 3.25% (11.50%)	10/02/2024	02/13/2027	2,500	2,500	2,512
FS KKR CAPITAL CORP	Closed-End Fund	Common Equity	10	n/a	05/09/2024	n/a	149,000	3,022	3,236	*
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6, 14	13.00%	09/01/2023	06/30/2026	29,733	29,733	29,733
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,567	13,482	87.50%
Greenfire Resources Ltd.	Oil & Gas Exploration & Production	1st Lien, Secured Bond	10, 11	12.00%	09/13/2023	10/01/2028	5,178	5,095	5,579
Harvey Gulf Holdings LLC	Shipping	Secured Loan B	2, 6, 20	1M SOFR + 7.03% (11.39%)	02/28/2024	01/19/2029	8,784	8,721	8,872
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 15	1M SOFR + 5.00% (9.36%)	10/31/2024	10/24/2031	1,990	1,980	1,993
Ipsen US Holdings, INC.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 11.57% (7.63% Cash + 8.30% PIK)	08/14/2024	07/31/2029	5,162	4,982	4,996
Lummus Technology Holdings	Chemicals	Unsecured Bond	11, 14	9.00%	05/17/2022	07/01/2028	1,500	1,278	1,519
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.00% (11.59%)	06/30/2021	07/15/2027	5,709	5,154	4,911
Manchester Acquisition Sub, LLC	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 5.90% (10.37%)	09/26/2023	11/01/2026	6,927	6,522	6,524
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (12.11%)	04/03/2024	06/03/2028	1,476	1,476	1,476
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 7	3M SOFR + 7.50% (12.11% PIK)	04/03/2024	06/03/2028	5,569	6,221	4,009
New Wilkie Energy	Metals & Mining	Super Senior Receivership Loan	6, 7, 10	15.00%	06/03/2024	02/18/2027	144	144	144
New Wilkie Energy	Metals & Mining	SS Working Capital Facility	6, 7, 10	16.00%	02/16/2024	02/18/2027	1,202	1,202	1,202
New Wilkie Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 9, 10, 14	n/a	04/03/2023	04/06/2026	4,935	4,821	1,322
New Wilkie Energy	Metals & Mining	Warrants	6, 8, 10	n/a	04/06/2023	n/a	1,078,899	-	-	*
Nice-Pak Products Inc.	Consumer Products	Secured Loan B	2, 6, 7, 17	3M SOFR + 11.76% (10.09% Cash + 6.00% PIK)	09/30/2022	09/30/2027	9,253	9,098	9,363
Nice-Pak Products Inc.	Consumer Products	Promissory Note	6, 8	n/a	09/30/2022	n/a	1,448,864	-	1,449
Nice-Pak Products Inc.	Consumer Products	Warrants	6, 8	n/a	09/30/2022	n/a	880,909	-	2,744	2.56%
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (12.02%)	08/08/2024	12/13/2028	2,672	2,704	2,695
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.75% (9.36%)	02/09/2024	01/26/2029	2,319	2,148	2,198
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.51% (11.84%)	12/27/2023	01/23/2029	6,344	6,290	6,522
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.11% (10.65% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,657	2,633	2,595
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7	1M SOFR + 16.00% (0.00% Cash + 20.65% PIK)	01/31/2023	02/24/2027	741	741	738
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8	n/a	02/24/2021	n/a	311,697	-	456	2.81%

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Runner Buyer Inc.	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 5.61% (10.11%)	11/07/2024	10/23/2028	1,995	977	921
Spencer Spirit IH LLC	Retail	1st Lien, Secured Loan	2, 14	1M SOFR + 5.50% (10.02%)	06/25/2024	07/15/2031	898	891	901
Stone Ridge Opportunities Fund L.P.	Insurance	Private Fund	8, 10, 12	n/a	01/01/2023	n/a	2,379,875	2,380	3,842
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 16	1M SOFR + 6.75% (11.11%)	04/30/2024	05/01/2029	1,395	1,382	1,416
TPC Group Inc	Chemicals	1st Lien, Secured Loan	2, 14	3M SOFR + 5.75% (10.11%)	11/22/2024	11/22/2031	950	936	944
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 8, 10	n/a	03/27/2024	n/a	100	5,000	6,155
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	54	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	1M SOFR + 4.10% (8.46%)	05/14/2024	11/02/2027	1,786	1,715	1,735
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.76% (13.35%)	05/14/2024	11/02/2028	900	713	795
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.11% (8.47% Cash + 8.00% PIK)	10/16/2024	09/30/2028	5,451	5,442	5,369
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,809	6,836	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	8	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
Victra (LSF9 Atlantis Holdings LLC)	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 5.25% (9.61%)	09/10/2024	03/31/2029	1,210	1,211	1,224
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.26% (12.85% Cash + 2.00% PIK)	12/28/2023	12/28/2028	8,837	8,616	8,691
Vi-Jon	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 21	3M SOFR + 10.26% (12.87% Cash + 2.00% PIK)	10/29/2024	12/28/2028	2,981	2,909	2,932
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond	10, 11, 14	11.75%	01/12/2023	02/01/2026	4,816	4,816	4,857

Total Investments excluding Short-Term Investments (238.23% of Net Assets)								343,770	324,262
Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		0.00%	12/12/2024	n/a	8,448,462	8,448	8,448
Total Short-Term Investments (6.21% of Net Assets)								8,448	8,448
TOTAL INVESTMENTS (244.44% of Net Assets)			13					$352,218	$332,710
Liabilities in Excess of Other Assets (144.44% of Net Assets)									$(196,597)
NET ASSETS									$136,113

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

NOTES TO THE FINANCIAL STATEMENTS

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

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. Significant estimates include the valuation of investments.

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

Cash and Cash Equivalents. Cash and cash equivalents typically consist of bank demand deposits. Restricted cash generally consists of collateral for unfunded positions held by counterparties. Cash and cash equivalents are carried at cost, which approximates fair value.

Valuation of Portfolio Investments. The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by GECM. The Company's board of directors (the "Board") has named GECM as the Board's valuation designee.

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
▪
GECM, as the Board's valuation designee, approves the fair value of the investments in the Company’s portfolio in good faith based on the input of GECM, the independent valuation firms (to the extent applicable) and the business judgment of the audit committee and the Board, respectively.

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

Segment Reporting. The Company operates as a single reportable segment and as a result, the Company’s segment accounting policies are consistent with those described herein and the Company does not have any intra-segment sales and transfers of assets. See “Note 12. Segment Reporting” for further information.

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

The Company has accrued $579, $348 and $287 of excise tax expense for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, the Company, for federal income tax purposes, had capital loss carryforwards of $188,051 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2025 $38,660 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2025, $16,815 are short-term and $171,236 are long term.

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2022 through 2025), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

Recent Accounting Pronouncements

Income Statement. In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its financial statements.

Interim Reporting. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) to improve the navigability of the guidance in ASC 270 and clarify when it applies. The amendments in this ASU are effective for public business entities for interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of this ASU will have on its financial statements and related disclosures.

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

For the years ended December 31, 2025, 2024 and 2023, management fees amounted to $4,987, $4,456 and $3,539, respectively. As of December 31, 2025 and 2024, $1,183 and $1,248 remained payable, respectively.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, PIK interest, PIK dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Company has recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred Income Incentive Fees of $3,742, $2,580 and $3,132, respectively. As of December 31, 2025 and 2024, $2,267 and $1,712 of Income Incentive Fees, respectively remained payable and $0 was immediately payable after calculating the total return requirement. These payable amounts may include both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and will become due upon meeting the criteria described above. For the years ended December 31, 2025, 2024 and 2023, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred expenses under the Administration Agreement of $1,619, $1,376 and $1,522, respectively. As of December 31, 2025 and 2024, $292 and $156 remained payable, respectively.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$81,893	$121,618	$203,511
Equity/Other	10,994	138	31,437	42,569
Short Term Investments	32,803	-	-	32,803
Total	$43,797	$82,031	$153,055	$278,883
Investment measured at net asset value(1)				52,188
Total Investments, at fair value				$331,071

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2024:

Assets	Level 1	Level 2	Level 3	Total
Debt	$-	$76,764	$159,954	$236,718
Equity/Other	3,430	-	32,937	36,367
Short Term Investments	8,448	-	-	8,448
Total	$11,878	$76,764	$192,891	$281,533
Investment measured at net asset value(1)				51,177
Total Investments, at fair value				$332,710

(1) Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2025
Debt	$159,954	$(16,534)	$70,835	$(2,362)	$(12,777)	$(77,963)	$465	$121,618
Equity/Other	32,937	-	6,191	(6,611)	4,403	(5,483)	-	31,437
Total investment assets	$192,891	$(16,534)	$77,026	$(8,973)	$(8,374)	$(83,446)	$465	$153,055

The following is a reconciliation of Level 3 assets for the year ended December 31, 2024:

Level 3	Beginning Balance as of January 1, 2024	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of December 31, 2024
Debt	$122,693	$17,179	$80,149	$(36)	$740	$(61,155)	$384	$159,954
Equity/Other	20,044	1,449	28,334	-	(11,890)	(5,000)	-	32,937
Total investment assets	$142,737	$18,628	$108,483	$(36)	$(11,150)	$(66,155)	$384	$192,891
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
(2)
The net change in unrealized appreciation/(depreciation) relating to Level 3 assets still held at December 31, 2025 totaled $(17,288) consisting of the following: $(16,110) related to debt investments and $(1,178) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at December 31, 2024 totaled $(15,902) consisting of the following: $(4,822) related to debt investments and $(11,080) related to equity/other.

Six investments with a fair value of $35,809 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the year ended December 31, 2025. Five investments with an aggregate fair value of $19,275 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the year ended December 31, 2025.

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

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025 and 2024, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of December 31, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$86,912	Income Approach	Discount Rate	8.02% - 27.19% (14.95%)
	25,325	Recent Transaction
	8,386	Market Approach	Earnings Multiple	0.00 - 9.75 (0.00)
	995	Broker Quotes		99.50 - 99.50 (99.50)
Total Debt	$121,618

Equity / Other	$13,137	Recent Transaction
	6,659	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	6,474	Income Approach	Discount Rate	17.00% - 19.00% (18.00%)
	5,082	Market Approach	Earnings Multiple	0.09 - 10.00 (8.76)
	85	Asset Recovery / Liquidation
Total Equity/Other	$31,437

As of December 31, 2024
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$117,413	Income Approach	Discount Rate	9.37% - 22.48% (15.13%)
	35,710	Recent Transaction
	6,831	Market Approach	Earnings Multiple	0.30 - 8.00 (4.66)
Total Debt	$159,954

Equity/Other	$20,327	Recent Transaction
	6,401	Market Approach	Earnings Multiple	0.09 - 8.25 (6.67)
	6,155	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	54	Asset Recovery / Liquidation (3)
Total Equity/Other	$32,937

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

As of December 31, 2025, certain investments were valued using the market approach while they had been valued using recent transaction data as of December 31, 2024. The valuation technique was changed as the referenced transaction was no longer considered to be recent and it was determined that the market approach incorporated more current unobservable data.

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of December 31, 2025, the Company held three investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

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

On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of December 31, 2025, there were no borrowings outstanding under the revolving line.

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

On June 23, 2021, the Company issued $50 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, the Company repurchased $18.5 million of the outstanding principal on the GECCO Notes.

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

On September 19, 2024, the Company issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the “GECCH Notes”). On October 3, 2024, the Company issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters' over-allotment option.

On September 11, 2025, the Company issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the “GECCG Notes”). On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon exercise of the underwriters’ over-allotment option.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCO Notes, GECCI Notes, GECCH Notes and GECCG Notes will mature on June 30, 2026, April 30, 2029, December 31, 2029, and December 31, 2030, respectively. The GECCO Notes are currently callable at the Company’s option and the GECCI Notes, GECCH Notes and GECCG Notes can be called on or after April 30, 2026, December 31, 2026, and December 31, 2027, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company Statements of Assets and Liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
GECCM Notes	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
GECCN Notes	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

December 31, 2025
GECCO Notes	$38,983	$1,581	N/A	$1.01
GECCI Notes	56,500	1,581	N/A	1.01
GECCH Notes	41,400	1,581	N/A	1.00
GECCG Notes	57,500	1,581	N/A	1.00
Revolving Credit Facility	-	1,581	N/A	-

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of Great Elm’s total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
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

As of December 31, 2025, the Company’s asset coverage ratio was approximately 158.1%.

As of December 31, 2025 and 2024, the Company was in compliance with all covenants under the indenture.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$15,626	$13,386	$10,115
Amortization of deferred offering costs	1,757	1,413	1,268
Deferred offering costs expensed at time of redemption	1,022	83	359
Total	$18,405	$14,882	$11,742
Weighted average interest rate	9.00%	8.28%	7.75%
Average outstanding balance	$204,394	$179,688	$151,471

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

	December 31, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$38,983	$38,983	$38,983
Unsecured Debt - GECCI Notes	56,500	56,500	56,776
Unsecured Debt - GECCH Notes	41,400	41,400	41,648
Unsecured Debt - GECCG Notes	57,500	57,500	57,562
Total	$194,383	$194,383	$194,969

	December 31, 2024
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$57,500	$57,500	$57,017
Unsecured Debt - GECCZ Notes	40,000	40,000	40,360
Unsecured Debt - GECCI Notes	56,500	56,500	56,988
Unsecured Debt - GECCH Notes	41,400	41,400	41,317
Total	$195,400	$195,400	$195,682

6. CAPITAL ACTIVITY

On August 27, 2025, we entered into a Stock Purchase Agreement with Poor Richard, LLC (“Poor Richard”), a Delaware limited company (the “Purchaser”), an affiliate of Booker Smith, pursuant to which the Purchaser purchased, and we issued 1,290,000 shares (the "Shares") of our common stock, par value $0.01, at a price of $11.65 per share, for an aggregate purchase price of $14.3 million, net of transaction costs of $0.7 million. The Shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On May 6, 2025, we and GECM entered into an Equity Distribution Agreement (the “Agreement”) with Lucid Capital Markets, LLC (the “Agent”), under which we may issue and sell through the Agent, from time to time, shares of our common stock, having an aggregate offering price of up to $100,000,000 (the “Offering”), pursuant to an effective shelf registration statement on Form N-2 (Registration No. 333-283503), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024. We filed a prospectus supplement with the SEC on May 6, 2025 in connection with the Offering. Sales of the common stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, as amended. Subject to the terms of the Agreement, the Agent is not required to sell any specific amount, but will act as the Company's agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company will pay the Agent a commission rate of up to 2.0% of the gross sales price of any share of common stock sold under the Agreement. The sales price per share of the common stock sold in the Offering, less the Agent’s commission, will not be less than the net asset value (“NAV”) per share of the common stock at the time of such sale. GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of December 31, 2025, we have sold 1,163,753 shares for gross proceeds of $13.2 million at an average price of $11.45 per share for aggregate net proceeds of $13.0 million net of transaction costs less than $0.1 million.

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

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2025, the Company had no unfunded commitments to provide financing to certain of its portfolio companies. To the degree applicable, unrealized gains or losses on these commitments as of December 31, 2025 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company has considered the net decrease in net assets and negative cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. TAX INFORMATION

The tax character of distributions were as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Distributions paid from:
Ordinary income	$18,663	$14,892	$11,403
Net long term capital gains	-	-	-
Return of capital	-	-	-
Total taxable distributions	$18,663	$14,892	$11,403

The components of distributable earnings (losses) on a tax basis were as follows:

	As of December 31,
(in thousands)	2025	2024	2023
Undistributed ordinary income, net	$10,789	$7,017	$5,928
Capital loss carryforwards	(188,051)	(181,545)	(193,501)
Total undistributed earnings	(177,262)	(174,528)	(187,573)
Unrealized earnings (losses), net	(68,710)	(21,585)	2,441
Total accumulated earnings (losses), net(1)	$(245,972)	$(196,113)	$(185,132)
(1)
Taxable income is estimated and is not considered final until the Company files its tax return.

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	As of December 31,
(in thousands)	2025	2024
Tax cost	$399,781	$354,295
Gross unrealized appreciation	11,467	16,176
Gross unrealized depreciation	(80,177)	(37,761)
Net unrealized appreciation (depreciation) on investments	$(68,710)	$(21,585)

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

	As of December 31,
(in thousands)	2025	2024
Paid-in capital in excess of par	$(593)	$(359)
Accumulated undistributed net investment income	5,117	3,530
Accumulated net realized gain (loss)	(4,524)	(3,170)

At December 31, 2025, the Company, for federal income tax purposes, had capital loss carryforwards of $188,051 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Modernization Act was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2025, $38,660 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2025, $16,815 are short-term and $171,236 are long term.

ASC 740 provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2022 through 2025), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

10. FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the GECC, which have been derived from the financial statements of the Company, except as noted within the footnotes to the schedule.

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data:(1)
Net asset value, beginning of period	$11.79	$12.99	$11.16	$16.63	$20.74
Net investment income	1.40	1.27	1.65	1.67	3.02
Net realized gains (loss)	(0.45)	0.19	(0.62)	(20.16)	(2.37)
Net change in unrealized appreciation (depreciation)	(3.52)	(1.10)	2.30	16.00	(3.17)
Net increase (decrease) in net assets resulting from operations	(2.57)	0.36	3.33	(2.49)	(2.52)
Issuance of common stock	0.33	(0.11)	-	(1.03)	0.81
Accretion from share buybacks	-	-	-	-	-
Distributions declared from net investment income(2)	(1.48)	(1.45)	(1.50)	(1.95)	(2.40)
Net increase (decrease) resulting from transactions with common stockholders	(1.15)	(1.56)	(1.50)	(2.98)	(1.59)
Net asset value, end of period	$8.07	$11.79	$12.99	$11.16	$16.63
Per share market value, end of period	$7.05	$10.99	$10.65	$8.29	$18.48

Shares outstanding, end of period	13,998,168	11,544,415	7,601,958	7,601,958	4,484,278
Total return based on net asset value(3)	(21.03)%	2.14%	30.98%	(22.17)%	(8.03)%
Total return based on market value(3)	(24.98)%	17.87%	50.53%	(46.53)%	(1.27)%

Ratio/Supplemental Data:
Net assets, end of period	$112,946	$136,113	$98,739	$84,809	$74,556
Ratio of total expenses to average net assets before waiver (4),(5)	24.18%	22.11%	24.92%	22.14%	14.69%
Ratio of total expenses to average net assets after waiver (4),(5)	24.18%	22.11%	24.92%	16.43%	14.69%
Ratio of incentive fees to average net assets(4)	2.77%	2.12%	3.35%	0.66%	(4.91)%
Ratio of net investment income to average net assets(4),(5)	12.82%	10.24%	13.42%	12.30%	14.02%
Portfolio turnover	49%	86%	98%	53%	66%
(1)
The per share data was derived by using the weighted average shares outstanding during the period, except where such calculations deviate from those specified under the instructions to Form N-2. Per share data and shares outstanding have been adjusted for the periods shown to reflect the six-for-one reverse stock split effected on February 28, 2022 on a retrospective basis.
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

(4)
Average net assets used in ratio calculations are calculated using monthly ending net assets for the period presented. For the years ending December 31, 2025, 2024, 2023, 2022, and 2021 average net assets were $135,111, $121,555, $93,441, $85,029, and $87,975, respectively.
(5)
Ratio for the year ended December 31, 2022 reflects the impact of the incentive fee waiver described in Note 3.

11. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at December 31, 2025 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at December 31, 2025 represented 71% of the Company’s net assets.

Fair value as of December 31, 2025 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2025
Issue(1)	Fair value at December 31, 2024	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2025	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-

Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	29,733	2,325	6,733	-	-	25,325	3,356	-	-
Equity (87.5% of class)	13,482	-	567	-	222	13,137	-	-	931
	43,215	2,325	7,300	-	222	38,462	3,356	-	931

CLO Formation JV, LLC
Equity (71.25% of class)	40,089	13,611	967	-	(11,308)	41,425	-	-	12,893
	40,089	13,611	967	-	(11,308)	41,425	-	-	12,893

Totals	$83,304	$15,936	$8,267	$-	$(11,086)	$79,887	$3,356	$-	$13,824
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

Fair value as of December 31, 2024 along with transactions during the year then ended in these affiliated investments and controlled investments was as follows:

	For the Year Ended December 31, 2024
Issue(1)	Fair value at December 31, 2023	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at December 31, 2024	Interest Income(4)	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
1st Lien, Secured Loan	979	-	419	(626)	66	-	64	-	-
Common Equity (5.05% of class)	88	-	-	-	(88)	-	-	-	-
	1,067	-	419	(626)	(22)	-	64	-	-
Totals	$1,067	$-	$419	$(626)	$(22)	$-	$64	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	28,733	1,000	-	-	-	29,733	3,832	-	-
Equity (87.5% of class)	17,477	-	-	-	(3,995)	13,482	-	-	1,114
	46,210	1,000	-	-	(3,995)	43,215	3,832	-	1,114

CLO Formation JV, LLC
Equity (71.25% of class)	-	39,714	-	-	375	40,089	-	-	3,457
	-	39,714	-	-	375	40,089	-	-	3,457

Totals	$46,210	$40,714	$-	$-	$(3,620)	$83,304	$3,832	$-	$4,571
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

In 2024, the Company purchased $2.0 million par of the CoreWeave Compute Acquisition Co. II, LLC ("CoreWeave II") delayed draw term loan at its current fair value of $2.0 million from a wholly-owned subsidiary of Great Elm Specialty Finance, LLC ("GESF"). The Company also purchased $2.5 million par of the FPL Food, LLC ("FPL Food") sub-participation at its current fair value of $2.5 million from a wholly-owned subsidiary of GESF.

In 2025, the Company purchased $6.0 million of the FPL Food sub-participation at its current fair value of $6.0 million, $1.5 million of Walor North America, Inc. sub-participation and $2.4 million of the CoreWeave II delayed draw term loan at its current fair value of $2.4 million from a wholly-owned subsidiary of GESF. In addition, the Company sold $5.0 million of the CoreWeave Acquisition Co. IV, LLC delayed draw term loan commitment for $2.5 million, the current fair value of the funded balance to a wholly-owned subsidiary of GESF.

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be "significant subsidiaries" as defined in S-X Rule 1-02(w)(2). S-X Rule 3-09 requires separate financial statements of the unconsolidated subsidiary in an annual report and S-X Rule 4-08(g) requires summarized financial information of the unconsolidated subsidiary in an annual report.

Great Elm Specialty Finance, LLC ("GESF") is a significant subsidiary for the twelve months ended December 31, 2025 and 2024 under at least one of the significance conditions of S-X Rule 4-08(g). As such, summarized financial information as of and for the years ended December 31, 2025 and 2024 is included below:

Balance Sheet	As of December 31, 2025	As of December 31, 2024
Current assets	93,897	49,023
Noncurrent assets	2,566	197
Total Assets	96,463	49,220

Current liabilities	53,313	836
Noncurrent liabilities	28,325	33,057
Total Liabilities	81,638	33,893

Net Equity	14,825	15,327

Statement of Operations	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Gross revenues	7,032	6,477
Other income (expense)	(7,296)	(9,681)
Net profit from operations	(264)	(3,204)

CLO Formation JV, LLC ("CLO JV") is a significant subsidiary for the twelve months ended December 31, 2025 under at least one of the significance conditions of S-X Rule 4-08(g). As such, summarized financial information as of and for the year ended December 31, 2025 is included below. In addition, CLO JV was a significant subsidiary for the twelve months ended December 31, 2024 under at least one of the significance conditions of S-X Rule 3-09. As such, unaudited financial statements for the year ended December 31, 2025 and audited financial statements for the year ended December 31, 2024 have been included as an exhibit to this Form 10-K.

Balance Sheet	As of December 31, 2025
Total Assets	58,233
Total Liabilities	92
Net Equity	58,141

Statement of Operations	For the Year Ended December 31, 2025
Total Revenues	12,177
Total Expenses	79
Net Income	12,098

Realized Gain (Loss)	(410)
Unrealized Gain (Loss)	(9,474)
Net Results	2,214

12. SEGMENT REPORTING

The Company operates as a single reportable segment with an investment objective to generate both current income and capital appreciation through debt and equity investments and manages the business on a consolidated basis.

The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Statement of Operations.

The performance metric is provided to the CODM on a quarterly basis and is utilized to evaluate performance generated from segment net assets. In addition to other factors, the performance metric is utilized by the CODM to determine allocation of profits, such as the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Statements of Assets and Liabilities as total net assets and the significant segment expenses are listed on the Statement of Operations.

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were available to be issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Board set distributions for the quarter ending March 31, 2026 at a rate of $0.30 per share. The full amount of each distribution will be from distributable earnings. The schedule of distribution payments will be established by GECC pursuant to authority granted by the Board. The distribution will be paid in cash.

In February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. As of December 31, 2025, there were approximately $2.3 million of accrued incentive fees payable. The Company expects to recognize the reversal of these accrued incentive fees during the period ending March 31, 2026, resulting in a corresponding increase in net income in that period.

On February 27, 2026, the Company caused a notice to be issued to the holders of the GECCO Notes regarding the Company's exercise of its option to redeem $20 million aggregate principal amount of the issued and outstanding GECCO Notes on March 31, 2026.