Form 10-Q
period 2026-03-31
Great Elm Capital Corp.
filed 2026-05-04
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 27, 2026, the registrant had 13,892,045 shares of common stock, $0.01 par value per share, outstanding.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth under “Item 1A. Risk Factors,” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Revenues

We generate revenue primarily from interest on the debt investments that we hold. We may also generate revenue from dividends on the equity investments that we hold, capital gains on the disposition of investments and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Our debt investments generally pay interest quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind (“PIK”). In addition, we may generate revenue in the form of prepayment fees, commitment, origination, due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment-related income.

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

GECM, as the Board’s valuation designee, approves in good faith the valuation of our portfolio as of the end of each quarter, subject to the general oversight of the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may impact the market quotations used to value some of our investments.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2025 and the three months ended March 31, 2026:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
Quarter ended September 30, 2025	64,089	(50,385)	11.52%
Quarter ended December 31, 2025	29,359	(30,726)	11.66%
For the Year Ended December 31, 2025	$178,134	$(158,200)

Quarter ended March 31, 2026	26,655	(52,700)	11.56%
For the Three Months Ended March 31, 2026	$26,655	$(52,700)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the three months ended March 31, 2026 and the year ended December 31, 2025. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

(in thousands)	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
Beginning Investment Portfolio, at fair value	$298,268	$324,262
Portfolio Investments acquired(1)	26,655	178,134
Amortization of premium and accretion of discount, net	666	2,952
Portfolio Investments repaid or sold(2)	(52,700)	(158,200)
Net change in unrealized appreciation (depreciation) on investments	(8,358)	(43,601)
Net realized gain (loss) on investments	2,632	(5,279)
Ending Investment Portfolio, at fair value	$267,163	$298,268
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured Finance	$44,072	16.51%	$47,899	16.05%
Specialty Finance	37,790	14.14%	38,462	12.90%
Technology	30,035	11.24%	31,550	10.58%
Consumer Products	26,374	9.87%	24,174	8.10%
Insurance	18,575	6.95%	22,604	7.58%
Industrial	13,521	5.06%	12,943	4.34%
Food & Staples	13,288	4.97%	15,908	5.33%
Chemicals	11,370	4.26%	19,359	6.49%
Metals & Mining	8,392	3.14%	10,189	3.42%
Media	7,000	2.62%	40	0.01%
Apparel	6,484	2.43%	5,572	1.87%
Transportation Equipment Manufacturing	5,928	2.22%	6,316	2.12%
Consumer Services	5,382	2.01%	10,113	3.39%
Energy Services	5,280	1.98%	5,393	1.81%
Credit Fund	4,184	1.57%	10,096	3.38%
Business Services	3,864	1.45%	8,712	2.92%
Casinos & Gaming	3,852	1.44%	3,865	1.30%
Marketing Services	3,055	1.14%	3,073	1.03%
Energy Midstream	2,941	1.10%	2,970	1.00%
Packaging	2,891	1.08%	4,025	1.35%
Restaurants	2,861	1.07%	3,056	1.02%
Textiles	2,015	0.75%	1,954	0.66%
Environmental Services	1,999	0.75%	-	0.00%
Oil & Gas Exploration & Production	1,945	0.73%	3,817	1.28%
Financial Services	1,660	0.62%	2,834	0.95%
Retail	1,415	0.53%	1,450	0.49%
Healthcare	990	0.37%	995	0.33%
Closed-End Fund	-	0.00%	899	0.30%
	$267,163	100.00%	$298,268	100.00%

Results of Operations

Investment Income

	For the Three Months Ended March 31,
	2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$9,544	$0.68	$12,495	$1.08
Interest income	6,720	0.48	7,966	0.69
Dividend income	2,705	0.19	3,612	0.31
Other income	119	0.01	917	0.08
(1)
The per share amounts are based on a weighted average of 13,984,828 outstanding common shares for the three months ended March 31, 2026.
(2)
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

Interest income decreased for the three months ended March 31, 2026 as compared to the corresponding period in the prior year primarily due to a lower average coupon rate across the portfolio combined with a decrease in the debt investment portfolio size. As of March 31, 2026, the debt investment portfolio had an average coupon rate of 10.9% on approximately $199.2 million of principal as compared to 11.7% on approximately $256.2 million of principal as of March 31, 2025, excluding positions on non-accrual in each period. Interest income includes PIK interest which is reported in the Statements of Operations. The total PIK interest earned remained consistent for the three months ended March 31, 2026 as compared to the corresponding period in the prior year.

Dividend income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to fewer holdings in dividend-paying equity investments and reductions in distributions from the investment in the CLO JV which distributed $2.5 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.

Other income decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to non-refundable carry fees, early repayment fees, and amendment fees on new and amended debt positions received during the three months ended March 31, 2025. These were one-time fees on investments and were not received during the three months ended March 31, 2026.

Expenses

	For the Three Months Ended March 31,
	2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Expenses	$4,470	$0.32	$7,851	$0.68
Management fees	1,072	0.08	1,272	0.11
Incentive fees	543	0.04	1,150	0.10
Incentive fee waiver	(2,810)	(0.20)	-	-
Total advisory fees	$(1,195)	$(0.08)	$2,422	$0.21
Administration fees	510	0.04	355	0.03
Directors’ fees	54	-	53	-
Interest expense	4,256	0.30	4,251	0.37
Professional services	514	0.04	424	0.04
Custody fees	35	-	38	-
Other	296	0.02	308	0.03
Income Tax Expense
Excise tax	91	0.01	68	0.01

(1)
The per share amounts are based on a weighted average of 13,984,828 outstanding common shares for the three months ended March 31, 2026.
(2)
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

Management fees decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to a decrease in the underlying management fee assets, primarily due to a decline in the fair value of the portfolio of investments, in the current year period as compared to the corresponding prior year period.

Effective February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. As of December 31, 2025, there were approximately $2.3 million of accrued and unpaid incentive fees on our balance sheet. For the three months ended March 31, 2026, an additional $0.5 million of incentive fees were accrued, resulting in $2.8 million of accrued and unpaid incentive fees. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the three months ended March 31, 2026, resulting in a corresponding increase in net income and increase in net asset value in the period (subject to any offsetting additional expenses or losses). The incentive fee waiver is not subject to recapture. Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026.

Professional services costs increased for the three months ended March 31, 2026 as compared to the corresponding period in the prior year, primarily due to general rate increases for professional services, including legal and accounting fees, along with certain one-time fees.

Administration fees increased for the three months ended March 31, 2026 as compared to the corresponding period in the prior year primarily due to higher allocable overhead and other expenses incurred by GECM under the Administration Agreement.

Realized Gains (Losses)

	For the Three Months Ended March 31,
	2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$2,632	$0.19	$264	$0.02
Gross realized gain	3,730	0.27	365	0.03
Gross realized loss	(1,098)	(0.08)	(101)	(0.01)
(1)
The per share amounts are based on a weighted average of 13,984,828 outstanding common shares for the three months ended March 31, 2026.
(2)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.

Realized gain for the three months ended March 31, 2026 includes approximately $2.7 million from the realization of our investment in Stone Ridge Opportunities Fund, LP (“Stone Ridge”) and $0.7 million from the partial realization of our investment in the unsecured bond of American Coastal Insurance Corp (“American Coastal”). Realized losses for the three months ended March 31, 2026 were primarily driven by a $0.2 million loss on the sale of our equity investment in the State Street Blackstone Senior Loan ETF, $0.2 million from the partial realization of our investment in the first lien term loan of Auction.com, and $0.1 million from the partial realization of our investment in the first lien second out term loan of Conuma Resources LTD. The remaining $0.6 million of realized losses was attributable to smaller positions, none of which were individually material, and reflected routine portfolio activity.

Realized gain for the three months ended March 31, 2025 includes $0.2 million in gains from the realization of our investment in W&T Offshore Inc. secured bonds. Realized losses for the three months ended March 31, 2025 includes $0.1 million in loss from the realization of our investment in Dynata, LLC (“Dynata”, formerly known as Research Now Group, Inc.) common equity.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(8,358)	$(0.60)	$(4,387)	$(0.38)
Unrealized appreciation	4,312	0.31	5,994	0.52
Unrealized depreciation	(12,670)	(0.91)	(10,381)	(0.90)
(1)
The per share amounts are based on a weighted average of 13,984,828 outstanding common shares for the three months ended March 31, 2026.
(2)
The per share amounts are based on a weighted average of 11,544,415 outstanding common shares for the three months ended March 31, 2025.

For the three months ended March 31, 2026, net unrealized depreciation was primarily attributable to (i) approximately $3.8 million of unrealized depreciation related to our investment in CLO JV, driven by decreases in the fair value of the underlying CLO investments and (ii) approximately $2.3 million of net unrealized depreciation related to our investment in Universal Fiber Systems, LLC (“Universal Fibers”). In addition, unrealized depreciation included approximately $2.6 million attributable to the reversal of previously recognized unrealized appreciation on our investment in Stone Ridge and approximately $1.1 million attributable to the reversal of previously recognized unrealized appreciation on our investment in American Coastal, in each case in connection with the realization activity discussed above.

These unrealized losses were partially offset by unrealized appreciation attributable to increases in the fair value of (i) approximately $0.5 million related to our investment in CW Opportunity 2 LP, (ii) approximately $0.4 million related to our investment in W&T Offshore, Inc., and (iii) approximately $0.3 million related to our investment in Trouvaille RE Ltd. In addition, unrealized appreciation included approximately $1.1 million attributable to the reversal of previously recognized unrealized depreciation on our investment in Del Monte Food Corp II, Inc., primarily in connection with a $1.6 million partial paydown of our junior debtor-in-possession loan.

For the three months ended March 31, 2025, unrealized appreciation was primarily driven by an increase in fair value of our investment in Trouvaille Re Ltd. preference shares of approximately $0.8 million and in our investment in Dynata common equity of approximately $0.8 million. Unrealized depreciation for the three months ended March 31, 2025 was primarily driven by a decrease in fair value of our investment in CLO JV common equity of approximately $1.9 million and in our investment in CW Opportunity 2, LP of approximately $1.1 million.

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

As of March 31, 2026, we had approximately $9.6 million of short term investments in money market fund investments. As of March 31, 2026, we had investments in 65 debt instruments across 49 companies, totaling approximately $190.4 million at fair value and 18 equity investments in 15 companies, with an aggregate fair value of approximately $76.8 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2026, we had approximately $1.3 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our March 31, 2026 balance sheet to satisfy the unfunded commitments.

For the three months ended March 31, 2026, net cash provided by operating activities was approximately $23.5 million, reflecting $54.5 million provided by the sales of investments and principal payments offset by $25.9 million used for the purchase of investments and $6.5 million from the change in short-term investments.

For the three months ended March 31, 2026, net cash used for financing activities was $25.3 million. Cash outflows included $20.4 million to repurchase and redeem the 5.875% notes due 2026 (the “GECCO Notes”), $0.5 million from the repurchases of common stock, and $4.2 million in distributions to stockholders.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of March 31, 2026 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCO Notes	18,628	18,628	-	-	-
GECCI Notes	56,500	-	-	56,500	-
GECCH Notes	41,400	-	-	41,400	-
GECCG Notes	57,500	-	-	57,500	-
Total	$174,028	$18,628	$-	$155,400	$-

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

Revolver

On May 5, 2021, we entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit (the “Revolver”) of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). We may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. In November 2023, we entered into an amendment to the Loan Agreement extending the maturity date of the revolving line to May 5, 2027. We are required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit when less than $25 million is drawn; if borrowings are $25 million or more on the facility, the commitment fee decreases to 0.25% per annum on any unused portion of the revolving line of credit.

On August 13, 2025, we amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows us to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit test is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of March 31, 2026, there were no borrowings outstanding under the revolving line.

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

Notes Payable

On June 23, 2021, we issued $50.0 million in aggregate principal amount of GECCO Notes. On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, we repurchased $18.5 million of the outstanding principal on the GECCO Notes. During the three months ended March 31, 2026, we repurchased $0.4 million of the outstanding principal on the GECCO Notes. On March 31, 2026, we redeemed $20.0 million of outstanding GECCO Notes at 100% of the principal amount. The aggregate principal balance of the GECCO Notes outstanding as of March 31, 2026 was $18.6 million. On April 27, 2026, we caused a notice to be issued to the holders of the GECCO Notes regarding the Company's exercise of its option to redeem $18.6 million aggregate principal amount of the issued and outstanding GECCO Notes on May 27, 2026.

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

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of March 31, 2026 was $56.5 million.

On September 19, 2024, we issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the “GECCH Notes”). On October 3, 2024, we issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of March 31, 2026 was $41.4 million.

On September 11, 2025, we issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the “GECCG Notes” and together with the GECCO Notes, GECCI Notes and GECCH Notes, the “Notes”). On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCG Notes outstanding as of March 31, 2026 was $57.5 million.

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

On May 3, 2018, a majority of our stockholders approved the application of the modified minimum asset coverage requirement pursuant to Section 61(a)(2) under the Investment Company Act. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018 the asset coverage ratio test applicable to the Company was decreased from 200% to 150%. As of March 31, 2026, our asset coverage ratio was approximately 161.8%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During fiscal years 2024 and 2025 and through April 27, 2026, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 14.4% premium to NAV and as low as a 38.8% discount to NAV.

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2026
Second Quarter (through April 27, 2026)	N/A	$5.55	$5.00	--	--	--
First Quarter	7.74	7.31	4.74	(5.6)%	(38.8)%	0.30
Fiscal year ending December 31, 2025
Fourth Quarter	$8.07	$8.98	$6.66	11.3%	(17.5)%	$0.37
Third Quarter	10.01	11.45	10.02	14.4%	0.1%	0.37
Second Quarter	12.10	11.11	9.20	(8.2)%	(24.0)%	0.37
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.40
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35

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

The last reported closing price for our common stock on April 27, 2026 was $5.52 per share. As of April 27, 2026, we had 12 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2024:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37
December 15, 2025	December 31, 2025	$0.37
March 16, 2026	March 31, 2026	$0.30
June 15, 2026	June 30, 2026	$0.25

Recent Developments

Distribution

Our board set the distribution for the quarter ending June 30, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on June 30, 2026 to stockholders of record as of June 15, 2026. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2026, approximately $146.0 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 11 debt investments in our portfolio bore interest at a fixed rate, and the remaining 43 debt investments were at variable rates, representing approximately $53.2 million and $146.0 million in principal debt, respectively. As of December 31, 2025, 12 debt investments in our portfolio bore interest at a fixed rate, and the remaining 46 debt investments were at variable rates, representing approximately $53.0 million and $159.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of March 31, 2026. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,380
2.00%	2,920
1.00%	1,460
(1.00)%	(1,460)
(2.00)%	(2,920)
(3.00)%	(4,380)

(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of March 31, 2026, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors in the period covered by this report. See discussion of risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to $10.0 million of its outstanding shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. During the three months ended March 31, 2026, 106,123 shares were purchased at an average price of $4.98 per share.

Month	Total Number of Shares Purchased	Average Price Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31, 2026	-		-
February 1 - February 28, 2026	-		-
March 1 - March 31, 2026	106,123	$4.98	106,123	$9,472
Total	106,123	$4.98	106,123	$9,472

(1)
The average price per share reflects the total consideration paid, including commissions incurred in connection with share repurchases.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) statements of assets and liabilities, (ii) statements of operations, (iii) statements of changes in net assets, (iv) statements of cash flows, (v) schedules of investments, and (vi) related notes to the financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in inline XBRL (included as Exhibit 101)

* Filed herewith

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT ELM CAPITAL CORP.

Date: May 4, 2026	By:	/s/ Matt Kaplan
	Name:	Matt Kaplan
	Title:	Chief Executive Officer

Date: May 4, 2026	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $231,569 and $254,313, respectively)	$191,783	$218,381
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $9,600 and $32,803, respectively)	9,600	32,803
Affiliated investments, at fair value (amortized cost of $12,379 and $12,379, respectively)	-	-
Controlled investments, at fair value (amortized cost of $94,683 and $94,683, respectively)	75,380	79,887
Total investments	276,763	331,071

Cash and cash equivalents	-	1,834
Receivable for investments sold	1,442	3,215
Interest receivable	2,385	2,182
Dividends receivable	782	1,046
Due from affiliates	178	218
Deferred financing costs	211	256
Prepaid expenses and other assets	1,003	953
Total assets	$282,764	$340,775

Liabilities
Notes payable (including unamortized discount of $4,884 and $5,064, respectively)	$169,143	$189,319
Payable for investments purchased	3,859	33,652
Interest payable	73	64
Accrued incentive fees payable	-	2,267
Due to affiliates	1,492	1,475
Accrued expenses and other liabilities	720	1,052
Total liabilities	$175,287	$227,829

Commitments and contingencies (Note 7)

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 13,892,045 shares issued and outstanding and 13,998,168 shares issued and outstanding, respectively)	$139	$140
Additional paid-in capital	358,251	358,778
Accumulated losses	(250,913)	(245,972)
Total net assets	$107,477	$112,946
Total liabilities and net assets	$282,764	$340,775
Net asset value per share	$7.74	$8.07

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$5,089	$6,402
Non-affiliated, non-controlled investments (PIK)	819	611
Controlled investments	812	953
Total interest income	6,720	7,966
Dividend income from:
Non-affiliated, non-controlled investments	159	236
Controlled investments	2,546	3,376
Total dividend income	2,705	3,612
Other income from:
Non-affiliated, non-controlled investments	119	743
Non-affiliated, non-controlled investments (PIK)	-	174
Total other income	119	917
Total investment income	$9,544	$12,495

Expenses:
Management fees	$1,072	$1,272
Incentive fees	543	1,150
Administration fees	510	355
Custody fees	35	38
Directors’ fees	54	53
Professional services	514	424
Interest expense	4,256	4,251
Other expenses	296	308
Total expenses	$7,280	$7,851
Incentive fee waiver	(2,810)	-
Net expenses	$4,470	$7,851
Net investment income before taxes	$5,074	$4,644
Excise tax	$91	$68
Net investment income	$4,983	$4,576

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$2,632	$264
Realized loss on repurchase of debt	(2)	-
Total net realized gain (loss)	2,630	264
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(3,851)	(2,066)
Controlled investments	(4,507)	(2,321)
Total net change in unrealized appreciation (depreciation)	(8,358)	(4,387)
Net realized and unrealized gains (losses)	$(5,728)	$(4,123)
Net increase (decrease) in net assets resulting from operations	$(745)	$453

Earnings per share (basic and diluted):	$(0.05)	$0.04
Weighted average shares outstanding (basic and diluted):	13,984,828	11,544,415

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,983	$4,576
Net realized gain (loss)	2,630	264
Net change in unrealized appreciation (depreciation) on investments	(8,358)	(4,387)
Net increase (decrease) in net assets resulting from operations	(745)	453

Distributions to stockholders:
Distributions(1)	(4,196)	(4,271)
Total distributions to stockholders	(4,196)	(4,271)

Capital transactions:
Issuance (Buyback) of common stock, net	(528)	-
Net increase (decrease) in net assets resulting from capital transactions	(528)	-
Total increase (decrease) in net assets	(5,469)	(3,818)

Net assets at beginning of period	$112,946	$136,113
Net assets at end of period	$107,477	$132,295

Capital share activity
Shares outstanding at the beginning of the period	13,998,168	11,544,415
Issuance (Buyback) of common stock, net	(106,123)	-
Shares outstanding at the end of the period	13,892,045	11,544,415
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(745)	$453
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(25,893)	(47,794)
Net change in short-term investments	(6,540)	8,448
Capitalized payment-in-kind interest	(812)	(938)
Proceeds from sales of investments	45,013	23,703
Proceeds from principal payments	9,460	5,887
Net realized (gain) loss on investments	(2,632)	(264)
Net change in unrealized (appreciation) depreciation on investments	8,358	4,387
Amortization of premium and accretion of discount, net	(666)	(713)
Net realized loss on repurchase of debt	2	-
Amortization of discount (premium) on long term debt	469	418
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(203)	(784)
(Increase) decrease in dividends receivable	264	4
(Increase) decrease in due from affiliates	40	3
(Increase) decrease in prepaid expenses and other assets	(50)	(128)
Increase (decrease) in due to affiliates and incentive fee payable	(2,250)	1,327
Increase (decrease) in interest payable	9	29
Increase (decrease) in accrued expenses and other liabilities	(332)	93
Net cash provided by (used for) operating activities	23,492	(5,869)
Cash flows from financing activities
Repayment of notes payable	(20,356)	-
Borrowings under credit facility	-	23,000
Repayments under credit facility	-	(11,000)
Proceeds from issuance (buyback) of common stock, net of issuance costs	(528)	-
Payments of deferred financing costs	(246)	(10)
Distributions paid	(4,196)	(4,848)
Net cash provided by (used for) financing activities	(25,326)	7,142
Net increase (decrease) in cash	(1,834)	1,273
Cash, cash equivalents and restricted cash, beginning of period	1,834	-
Cash, cash equivalents and restricted cash, end of period	$-	$1,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,789	$3,774

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

March 31, 2026

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
ACTIV8 Health, LLC	Insurance	1st Lien, Secured Loan	2, 6, 20	3M SOFR + 5.75% (9.41%)	02/03/2026	02/03/2031	3,696	$3,660	$3,655
Advancion	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (7.77%)	08/26/2025	11/24/2027	2,974	2,944	2,837
American Coastal Insurance Corp.	Insurance	Unsecured Bond		7.25%	12/20/2022	12/15/2027	8,000	6,046	7,945
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 19	6M SOFR + 6.00% (9.63%)	09/09/2024	05/26/2028	1,995	1,921	1,661
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	166	52,358	37,590	71.25%
CMI Marketing, Inc.	Marketing Services	1st Lien, Secured Loan	2, 6, 15	1M SOFR + 4.25% (8.03%)	09/05/2025	03/23/2028	1,885	1,874	1,865
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 20	1M SOFR + 9.75% (13.52%)	07/31/2025	06/27/2030	4,192	4,079	4,190
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 1 warrants	8, 22	n/a	07/31/2025	n/a	103,547	-	194	*
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 2 warrants	8, 22	n/a	07/31/2025	n/a	103,547	-	176	*
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 3.75% (7.60%)	03/04/2025	07/31/2028	1,093	1,005	902
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 11	13.13%	08/08/2024	05/01/2028	1,122	1,139	1,088
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 11	13.13%	04/15/2025	05/01/2028	1,400	1,375	1,428
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.30%)	08/21/2023	07/31/2028	10,938	10,912	11,157
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (9.67%)	05/29/2024	05/16/2030	2,911	2,878	2,969
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	4,083,246	4,083	6,267
Del Monte Foods Corp II Inc	Food & Staples	Jr. DIP Loan	6, 9, 17	n/a	07/14/2025	06/01/2026	2,517	2,515	705
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	6, 9, 15	n/a	10/16/2024	08/02/2028	2,040	2,030	-
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	6, 9, 14	n/a	04/17/2025	08/02/2028	264	255	-
Dorel Industries Inc.	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 20	3M SOFR + 11.17% (12.58% Cash + 2.50% PIK)	11/14/2025	09/30/2030	6,849	6,555	6,471
Dorel Industries Inc.	Consumer Products	Warrants	6, 8, 10, 22	n/a	11/14/2025	n/a	95,122	-	121	*
DS Admiral Bidco, LLC	Technology	1st Lien, Secured Loan	2, 14	1M SOFR + 4.25% (7.95%)	10/24/2025	06/26/2031	2,486	2,463	2,326
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8, 22	n/a	07/15/2024	n/a	45,714	-	-
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 20	3M SOFR + 6.50% (9.20% Cash + 1.00% PIK)	10/21/2024	08/14/2028	4,242	4,150	3,852
ECL Entertainment, LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 14	1M SOFR + 3.00% (6.67%)	10/28/2025	08/31/2030	1,990	1,988	1,975

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.50% (4.81% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,594	2,257	2,015
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	9, 17	n/a	06/09/2023	03/30/2027	2,174	2,175	3
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	9, 17	n/a	03/24/2021	03/30/2028	16,200	15,812	5
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 5.25% (9.17%)	05/28/2025	08/01/2029	5,992	5,195	365
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.00% (11.80%)	07/29/2021	06/30/2027	5,803	5,815	5,505
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 15	3M SOFR + 5.75% (9.42%)	11/01/2024	07/19/2030	4,714	4,637	4,267
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 14	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,000
Goodnight Water Solutions, LLC	Energy Midstream	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 4.00% (7.67%)	10/15/2025	06/04/2029	2,984	2,945	2,941
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2026	25,325	25,325	25,325
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	12,465	87.50%
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 4.50% (8.17%)	10/31/2024	10/30/2031	1,995	1,991	1,950
Invesco Senior Loan	Credit Fund	Common Equity	10	n/a	11/21/2025	n/a	205,000	4,264	4,184	*
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 12.05% (6.97% Cash + 8.75% PIK)	08/14/2024	07/31/2029	5,691	5,546	5,474
ITG Communications LLC	Industrial	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 4.75% (8.45%)	11/04/2025	07/09/2031	2,484	2,437	2,418
JFL-Tiger Acquisition Co Inc	Environmental Services	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 3.75% (7.43%)	02/24/2026	10/17/2030	1,995	1,999	1,999
Mad Engine Global, LLC	Apparel	1st Lien, Secured Loan	2, 17	3M SOFR + 7.00% (10.96%)	06/30/2021	07/15/2027	7,488	6,985	6,484
MajorDrive Holdings IV, LLC	Consumer Products	1st Lien, Secured Loan	2, 15	3M SOFR + 4.00% (7.96%)	03/23/2026	06/01/2028	997	918	902
MajorDrive Holdings IV, LLC	Consumer Products	Unsecured Bond		6.38%	12/03/2025	06/01/2029	2,000	1,492	1,481
Maverick Gaming LLC	Casinos & Gaming	Sr. DIP Loan	2, 6, 20	1M SOFR + 12.50% (16.17%)	07/31/2025	04/16/2026	907	905	907
Maverick Gaming LLC	Casinos & Gaming	Jr. DIP Loan	6, 9, 20	n/a	07/16/2025	04/16/2026	1,603	1,557	970
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	6, 9, 17	n/a	04/03/2024	06/03/2028	5,741	6,349	-
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10	n/a	03/07/2025	n/a	7,410	6,190	6,482
Natus Medical Inc	Healthcare	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 5.25% (9.10%)	11/13/2025	07/20/2029	1,000	998	990
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 9, 10, 14	n/a	02/20/2025	02/20/2027	1,268	1,250	279
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 9, 10, 14	n/a	02/20/2025	02/20/2027	114	103	92
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10, 14, 23	n/a	02/20/2025	n/a	4,153	4,460	-
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.15%)	08/08/2024	12/13/2028	2,601	2,625	2,608
NY Daily News Enterprises, LLC	Media	1st Lien, Secured Loan	6	9.00%	02/04/2026	02/04/2029	7,000	7,000	7,000
PFI Lower Midco LLC	Food & Staples	1st Lien, Secured Loan	2, 14	1M SOFR + 4.00% (7.67%)	11/14/2025	12/01/2032	1,995	1,994	1,999

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	6M SOFR + 4.75% (8.55%)	02/09/2024	01/26/2029	1,595	1,503	1,360
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.25% (11.21%)	12/27/2023	01/23/2029	5,366	5,333	5,280
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 16.00% (0.00% Cash + 19.78% PIK)	01/31/2023	02/24/2027	177	177	175
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.00% (9.78% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,669	2,659	2,612
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8, 22	n/a	02/24/2021	n/a	311,697	-	74	*
Ryan, LLC	Business Services	1st Lien, Secured Loan	2, 15	1M SOFR + 3.50% (7.17%)	11/05/2025	11/05/2032	4,000	3,981	3,864
SCIH Salt Holdings Inc.	Food & Staples	1st Lien, Secured Loan	2, 16	6M SOFR + 2.75% (6.35%)	10/14/2025	01/31/2029	3,990	3,987	3,977
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 17	1M SOFR + 6.75% (10.42%)	04/30/2024	05/01/2029	1,215	1,207	1,190
Trident TPI Holding, Inc.	Packaging	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (7.45%)	03/23/2026	09/18/2028	997	944	943
Trident TPI Holding, Inc.	Packaging	Unsecured Bond		12.75%	11/26/2025	12/31/2028	2,000	2,029	1,948
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 10	n/a	03/27/2024	n/a	100	5,000	6,975
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	84	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (7.77%)	05/14/2024	11/02/2027	2,260	2,211	2,147
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 6, 16	3M SOFR + 8.50% (12.43%)	05/14/2024	11/02/2028	1,400	1,235	1,284
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.00% (7.78% Cash + 8.00% PIK)	10/16/2024	09/30/2028	6,029	6,022	6,330
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,807	1,838	5.44%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	-	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
VCI Asset Holdings 2 LLC	Technology	1st Lien, Secured Loan	6	7.38%	02/13/2026	02/13/2031	2,284	2,262	2,332
VCI Intermediate TopCo 2 LLC	Technology	Private Fund	6, 10	n/a	02/13/2026	n/a	228,400	228	229
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 3.75% (7.45%)	09/10/2024	03/31/2029	1,348	1,348	1,331
Vivos Holdings, LLC	Consumer Products	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 6.00% (9.68%)	08/13/2025	08/13/2030	4,726	4,684	4,635
Vivos Holdings, LLC	Consumer Products	2nd Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 10.00% (0.00% Cash + 13.67% PIK)	08/13/2025	02/13/2031	10,371	10,371	10,519
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	4.50% PIK	08/13/2025	08/13/2032	2,069	2,069	2,069
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	9.00% PIK	08/13/2025	08/13/2032	94	129	94
Vivos Holdings, LLC	Consumer Products	Warrants	6, 8, 22	n/a	08/13/2025	n/a	592	-	81	*
W&T Offshore, Inc.	Oil & Gas Exploration & Production	2nd Lien, Secured Bond		10.75%	01/14/2025	02/02/2029	1,900	1,632	1,945
Walor North America, Inc	Industrial	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 5.75% (9.55%)	06/17/2025	06/17/2028	1,369	1,369	1,363
Total Investments excluding Short-Term Investments (248.58% of Net Assets)								$338,631	$267,163

Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	9,599,565	9,600	9,600

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Total Short-Term Investments (8.93% of Net Assets)								$9,600	$9,600
TOTAL INVESTMENTS (257.51% of Net Assets)			13					$348,231	$276,763
Liabilities in Excess of Other Assets (157.51% of Net Assets)									$(169,286)
NET ASSETS									$107,477

(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 3.68%. The one-month (“1M”) SOFR as of period end was 3.66%. The three-month (“3M”) SOFR as of period end was 3.68%. The six-month (“6M”) SOFR as of period end was 3.70%. The Prime Rate as of period end was 6.75%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of March 31, 2026, the Dorel Industries secured loan, the EagleView Technology Corp secured loan, the Elevate Textiles, Inc. secured loan, the Ipsen US Holdings, Inc. secured loan, each of the Ruby Tuesday Operations, LLC (“Ruby Tuesday”) secured loans, the Universal Fiber Systems secured loan, and certain of the Vivos Holdings, LLC (“Vivos”) loans and notes pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 25.29% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $8,392; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(79,860); the net unrealized depreciation was $(71,468); the aggregate cost of securities for Federal income tax purposes was $348,231.
(14)
Loan includes interest rate floor of 0.00%.

(15)
Loan includes interest rate floor of 0.50%.
(16)
Loan includes interest rate floor of 0.75%.
(17)
Loan includes interest rate floor of 1.00%.
(18)
Loan includes interest rate floor of 1.25%.
(19)
Loan includes interest rate floor of 1.50%.
(20)
Loan includes interest rate floor of 2.00%.
(21)
Loan includes interest rate floor of 2.50%.
(22)
The strike price at which investments in warrants may be exercised is $1.58 for the Commercial Vehicle Group, Inc. (“CVGI”) Tranche 1 warrants, $2.07 for the CVGI Tranche 2 warrants, $37.72 for the Dynata, LLC warrants, $0.01 for the Ruby Tuesday warrants, $3,930.13 for the Vivos warrants and $0.01 for the Dorel Industries Inc. warrants.
(23)
Investment is a debt investment that does not have a stated maturity date.

* Represents less than 1%.

As of March 31, 2026, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$190,403	177.16%
Equity/Other	76,760	71.42%
Short-Term Investments	9,600	8.93%
Total	$276,763	257.51%

As of March 31, 2026, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$266,901	248.33%
Canada	2,516	2.34%
Bermuda	6,975	6.49%
Australia	371	0.35%
Total	$276,763	257.51%

As of March 31, 2026, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$44,072	41.02%
Specialty Finance	37,790	35.16%
Technology	30,035	27.95%
Consumer Products	26,374	24.54%
Insurance	18,575	17.28%
Industrial	13,521	12.58%
Food & Staples	13,288	12.36%
Chemicals	11,370	10.58%
Short-Term Investments	9,600	8.93%
Metals & Mining	8,392	7.81%
Media	7,000	6.51%
Apparel	6,484	6.03%
Transportation Equipment Manufacturing	5,928	5.52%
Consumer Services	5,382	5.01%
Energy Services	5,280	4.91%
Credit Fund	4,184	3.89%
Business Services	3,864	3.60%
Casinos & Gaming	3,852	3.58%
Marketing Services	3,055	2.84%
Energy Midstream	2,941	2.74%
Packaging	2,891	2.69%
Restaurants	2,861	2.66%
Textiles	2,015	1.87%
Environmental Services	1,999	1.86%
Oil & Gas Exploration & Production	1,945	1.81%
Financial Services	1,660	1.54%
Retail	1,415	1.32%
Healthcare	990	0.92%
	$276,763	257.51%

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
(23)
The strike price at which investments in warrants may be exercised is $1.58 for the Commercial Vehicle Group, Inc. (“CVGI”) Tranche 1 warrants, $2.07 for the CVGI Tranche 2 warrants, $37.72 for the Dynata, LLC warrants, $0.01 for the Ruby Tuesday warrants, $3,930.13 for the Vivos warrants and $0.01 for the Dorel Industries Inc. warrants.
(24)
Investment is a debt instrument that does not have a stated maturity date.

* Represents less than 1%.

As of December 31, 2025 the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$203,509	180.18%
Equity/Other	94,759	83.90%
Short-Term Investments	32,803	29.04%
Total	$331,071	293.12%

As of December 31, 2025 the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$319,784	283.13%
Canada	4,092	3.62%
Bermuda	6,659	5.90%
Australia	536	0.47%
Europe	-	0.00%
Total	$331,071	293.12%

As of December 31, 2025 the industry composition of the Company’s portfolio at fair value was as follows:

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

U.S. Federal Income Taxes. From inception to September 30, 2016, the Company was a taxable association under Internal Revenue Code of 1986, as amended (the “Code”). The Company has elected to be taxed as a regulated investment company (“RIC”) under subchapter M of the Code. The Company intends to operate in a manner so as to qualify for the tax treatment applicable to RICs in that taxable year and all future taxable years. In order to qualify as a RIC, among other things, the Company will be required to timely distribute to its stockholders at least 90% of investment company taxable income (“ICTI”) including PIK interest, as defined by the Code, for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to relate back distributions in the next tax year to meet the requirement to distribute 90% of its ICTI in the prior year. Any such “spillover dividends” must generally be declared on or before the 15th day of the ninth month after the tax-year end. So long as the Company maintains its status as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

If the Company does not distribute (or is not deemed to have distributed) each calendar year the sum of (1) 98% of its net ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), the Company will generally be required to pay an excise tax equal to 4% of the amount by which Minimum Distribution Amount exceeds the distributions for the year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

The Company has accrued $91 of excise tax expense during the three months ended March 31, 2026. The Company accrued $68 of excise tax expense during the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, management fees amounted to $1,072. For the three months ended March 31, 2025, management fees amounted to $1,272. As of March 31, 2026 and December 31, 2025, $1,072 and $1,183, respectively, remained payable.

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

Effective February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. As of December 31, 2025, there were approximately $2,267 of accrued and unpaid incentive fees. For the three months ended March 31, 2026, an additional $543 of incentive fees were accrued, resulting in $2,810 of accrued and unpaid incentive fees. In connection with the incentive fee waiver, the Company recognized the reversal of these accrued and unpaid incentive fees during the three months ended March 31, 2026, resulting in a corresponding increase in net income and an increase in net asset value (subject to any offsetting expenses or losses). The incentive fee waiver is not subject to recapture. Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026.

For the three months ended March 31, 2026 and 2025, the Company incurred Income Incentive Fees of $543 and $1,150, respectively. As of March 31, 2026, there were no cumulative accrued incentive fees payable due to the incentive fee waiver. As of December 31, 2025, cumulative accrued incentive fees payable were $2,267, and after calculating the total return requirement, $0 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three months ended March 31, 2026, the Company incurred expenses under the Administration Agreement of $420. For the three months ended March 31, 2025, the Company incurred expenses under the Administration Agreement of $355. As of March 31, 2026 and December 31, 2025, $420 and $292 remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of March 31, 2026:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$53,966	$136,437	$190,403
Equity/Other	4,184	369	28,350	32,903
Short Term Investments	9,600	-	-	9,600
Total	$13,784	$54,335	$164,787	$232,906
Investment measured at net asset value(1)				43,857
Total Investments, at fair value				$276,763

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$81,893	$121,618	$203,511
Equity/Other	10,994	138	31,437	42,569
Short Term Investments	32,803	-	-	32,803
Total	$43,797	$82,031	$153,055	$278,883
Investment measured at net asset value(1)				52,188
Total Investments, at fair value				$331,071

(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2026:

Level 3	Beginning Balance as of January 1, 2026	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2026
Debt	$121,618	$15,538	$16,686	$(163)	$1,717	$(19,178)	$219	$136,437
Equity/Other	31,437	-	228	-	(3,315)	-	-	28,350
Total investment assets	$153,055	$15,538	$16,914	$(163)	$(1,598)	$(19,178)	$219	$164,787

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of March 31, 2025
Debt	$159,954	$(21,885)	$14,524	$108	$(489)	$(13,263)	$75	$139,024
Equity/Other	32,937	-	6,397	(89)	1,079	(412)	-	39,912
Total investment assets	$192,891	$(21,885)	$20,921	$19	$590	$(13,675)	$75	$178,936
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2026 totaled $(1,643) consisting of the following: $1,672 related to debt investments and $(3,315) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at March 31, 2025 totaled $(2,853) consisting of the following: $(3,932) related to debt investments and $1,079 relating to equity/other.

Three investments with an aggregate fair value of $6,399 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2026. Ten investments with an aggregate fair value of $21,937 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the three months ended March 31, 2026.

Six investments with a fair value of $23,630 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the three months ended March 31, 2025. Two investments with an aggregate fair value of $1,746 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the three months ended March 31, 2025.

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

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of March 31, 2026
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$103,739	Income Approach	Discount Rate	7.02% - 29.35% (13.64%)
	25,325	Recent Transaction
	4,411	Market Approach	Earnings Multiple	0.00 - 9.75 (4.78)
	2,257	Broker Quotes		6.08 - 82.57 (36.66)
	705	Asset Recovery	Recovery Rates	17.00% - 22.00% (19.50%)
Total Debt	$136,437

Equity / Other	$12,465	Recent Transaction
	6,975	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	6,711	Income Approach	Discount Rate	9.98% - 19.50% (18.21%)
	2,115	Market Approach	Earnings Multiple	0.07 - 14.06 (8.77)
	84	Asset Recovery / Liquidation(3)
Total Equity	$28,350

As of December 31, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$86,912	Income Approach	Discount Rate	8.02% - 27.19% (14.95%)
	25,325	Recent Transaction
	8,386	Market Approach	Earnings Multiple	0.00 - 9.75 (0.00)
	995	Broker Quotes		99.50 - 99.50 (99.50)
Total Debt	$121,618

Equity / Other	$13,137	Recent Transaction
	6,659	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	6,474	Income Approach	Discount Rate	17.00% - 19.00% (18.00%)
	5,082	Market Approach	Earnings Multiple	0.09 - 10.00 (8.76)
	85	Asset Recovery / Liquidation (3)
Total Equity/Other	$31,437
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of March 31, 2026 the Company held two investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

5. DEBT

Revolver

On May 5, 2021, the Company entered into a Loan, Guarantee and Security Agreement (the “Loan Agreement”) with City National Bank (“CNB”). The Loan Agreement provides for a senior secured revolving line of credit of up to $25 million (subject to a borrowing base as defined in the Loan Agreement). The Company may request to increase the revolving line in an aggregate amount not to exceed $25 million, which increase is subject to the sole discretion of CNB. On November 22, 2023, the Company amended the Loan Agreement to extend the maturity date of the revolving line from May 5, 2024 to May 5, 2027. The Company is required to pay a commitment fee of 0.50% per annum on any unused portion of the revolving line of credit when less than $25 million is drawn; if borrowings are $25 million or more on the facility, the commitment fee decreases to 0.25% per annum on any unused portion of the revolving line of credit.

On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit test is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. As of March 31, 2026, there were no borrowings outstanding under the revolving line.

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

Unsecured Notes

On June 23, 2021, the Company issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, the Company repurchased $18.5 million of the outstanding principal on the GECCO Notes. During the three months ended March 31, 2026, the Company repurchased $0.4 million of the outstanding principal on the GECCO Notes. On March 31, 2026, the Company redeemed $20.0 million of outstanding GECCO Notes at 100% of the principal amount. On April 27, 2026, the Company caused a notice to be issued to the holders of the GECCO Notes regarding the Company's exercise of its option to redeem $18.6 million aggregate principal amount of the issued and outstanding GECCO Notes on May 27, 2026.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
6.75% Notes due 2025 (“GECCM Notes”)	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
6.50% Notes due 2024 (“GECCN Notes”)	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

December 31, 2025
GECCO Notes	$38,983	$1,581	N/A	1.01
GECCI Notes	56,500	1,581	N/A	1.01
GECCH Notes	41,400	1,581	N/A	1.00
GECCG Notes	57,500	1,581	N/A	1.00
Revolving Credit Facility	-	1,581	N/A	-

March 31, 2026
GECCO Notes	$18,628	$1,618	N/A	$1.00
GECCI Notes	56,500	1,618	N/A	1.01
GECCH Notes	41,400	1,618	N/A	1.01
GECCG Notes	57,500	1,618	N/A	0.99
Revolving Credit Facility	-	1,618	N/A	-
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

As of March 31, 2026, the Company’s asset coverage ratio was approximately 161.8%.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants under the indenture.

For the three months ended March 31, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$3,787	$3,833
Amortization of deferred offering costs	428	418
Deferred offering costs expensed at time of redemption	41	-
Total	$4,256	$4,251
Weighted average interest rate (1)	8.90%	8.72%
Average outstanding balance	$194,011	$197,818
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

	March 31, 2026
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$18,628	$18,628	$18,606
Unsecured Debt - GECCI Notes	56,500	56,500	57,020
Unsecured Debt - GECCH Notes	41,400	41,400	42,129
Unsecured Debt - GECCG Notes	57,500	57,500	56,281
Total	$174,028	$174,028	$174,036

	December 31, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$38,983	$38,983	$38,983
Unsecured Debt - GECCI Notes	56,500	56,500	56,776
Unsecured Debt - GECCH Notes	41,400	41,400	41,648
Unsecured Debt - GECCG Notes	57,500	57,500	57,562
Total	$194,383	$194,383	$194,969

6. CAPITAL ACTIVITY

The Board of Directors authorized a repurchase program, whereby the Company may repurchase up to $10.0 million of its outstanding common shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price, and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. During the three months ended March 31, 2026, the Company purchased 106,123 shares under the buyback program at a weighted average price of $4.98 per share.

On August 27, 2025, we entered into a Stock Purchase Agreement with Poor Richard, LLC (“Poor Richard”), a Delaware limited liability company (the “Purchaser”), an affiliate of Booker Smith, pursuant to which the Purchaser purchased, and we issued 1,290,000 shares (the “Shares”) of our common stock, par value $0.01, at a price of $11.65 per share, for an aggregate purchase price of $14.3 million, net of transaction costs of $0.7 million. The Shares were issued in a private placement exempt from registration under Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

On May 6, 2025, we and GECM entered into an Equity Distribution Agreement (the “Agreement”) with Lucid Capital Markets, LLC (the “Agent”), under which we may issue and sell through the Agent, from time to time, shares of our common stock, having an aggregate offering price of up to $100,000,000 (the “Offering”), pursuant to an effective shelf registration statement on Form N-2 (Registration No. 333-283503), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024. We filed a prospectus supplement with the SEC on May 6, 2025 in connection with the Offering. Sales of the common stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Subject to the terms of the Agreement, the Agent is not required to sell any specific amount, but will act as the Company's agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company will pay the Agent a commission rate of up to 2.0% of the gross sales price of any share of common stock sold under the Agreement. The sales price per share of the common stock sold in the Offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of March 31, 2026, the Company has sold 1,163,753 shares for gross proceeds of $13.2 million at an average price of $11.45 per share for aggregate net proceeds of $13.0 million (net of transaction costs less than $0.2 million).

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2026, the Company had approximately $1.3 million in unfunded commitments to provide financing to certain of its portfolio companies as follows:

Portfolio Company & Investment	Unfunded Commitments
Activ8 Health, LLC - DDTL	$1,304
Total	$1,304

To the degree applicable, unrealized gains or losses on these commitments as of March 31, 2026 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Three Months Ended March 31,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$8.07	$11.79
Net investment income	0.36	0.40
Net realized gains (loss)	0.19	0.02
Net change in unrealized appreciation (depreciation)	(0.60)	(0.38)
Net increase (decrease) in net assets resulting from operations	(0.05)	0.04
Issuance of common stock	(0.00)	0.00
Accretion from share buybacks	0.02	-
Distributions declared from net investment income(2)	(0.30)	(0.37)
Net increase (decrease) resulting from transactions with common stockholders	(0.28)	(0.37)
Net asset value, end of period	$7.74	$11.46
Per share market value, end of period	$5.01	$10.19

Shares outstanding, end of period	13,892,045	11,544,415
Total return based on net asset value(3)	(0.37)%	0.34%
Total return based on market value(3)	(24.63)%	(3.91)%

Ratio/Supplemental Data:
Net assets, end of period	$107,477	$132,295
Ratio of total expenses to average net assets before waiver (4),(5),(6)	25.01%	20.88%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	22.52%	20.88%
Ratio of net investment income to average net assets(4),(5),(6)	11.77%	16.12%
Portfolio turnover	9%	8%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the three months ended March 31, 2026 and 2025 average net assets were $112,893 and $136,959, respectively.
(5)
The ratio of incentive fees to average net assets was 0.48% and 0.84% for the three months ended March 31, 2026 and 2025, respectively
(6)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at March 31, 2026 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at March 31, 2026 represented 70% of the Company’s net assets.

Fair value as of March 31, 2026 along with transactions during the three months ended March 31, 2026 in these affiliated investments and controlled investments were as follows:

	For the Three Months Ended March 31, 2026
Issue(1)	Fair value at December 31, 2025	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at March 31, 2026	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-

Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	25,325	-	-	-	-	25,325	812	-	-
Equity (87.5% of class)	13,137	-	-	-	(672)	12,465	-	-	28
	38,462	-	-	-	(672)	37,790	812	-	28

CLO Formation JV, LLC
Equity (71.25% of class)	41,425	-	-	-	(3,835)	37,590	-	-	2,518
	41,425	-	-	-	(3,835)	37,590	-	-	2,518

Totals	$79,887	$-	$-	$-	$(4,507)	$75,380	$812	$-	$2,546
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.” After performing this analysis, the Company determined that CLO Formation JV, LLC (“CLO JV”) and Great Elm Specialty Finance, LLC (“GESF”) are significant subsidiaries for the three months ended March 31, 2026 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV for the three months ended March 31, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Total Revenues	2,203	1,707
Total Expenses	2	45
Net Income	2,201	1,662

Realized Gain (Loss)	-	-
Unrealized Gain (Loss)	(4,069)	324
Net Results	(1,868)	1,986

Selected unaudited financial information of GESF for the three months ended March 31, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Gross revenues	2,464	1,856
Other income (expense)	(1,859)	(2,358)
Net profit from operations	605	(502)

11. SEGMENT REPORTING

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

The Board set distributions for the quarter ending June 30, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on June 30, 2026 to stockholders of record as of June 15, 2026. The distribution will be paid in cash.

On April 27, 2026, the Company caused a notice to be issued to the holders of the GECCO Notes regarding the Company's exercise of its option to redeem $18.6 million aggregate principal amount of the issued and outstanding GECCO Notes on May 27, 2026.

Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026.