Form 10-Q
period 2026-06-30
Great Elm Capital Corp.
filed 2026-08-05
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 29, 2026, the registrant had 13,889,750 shares of common stock, $0.01 par value per share, outstanding.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2025 and the six months ended June 30, 2026:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
Quarter ended September 30, 2025	64,089	(50,385)	11.52%
Quarter ended December 31, 2025	29,359	(30,726)	11.66%
For the Year Ended December 31, 2025	$178,134	$(158,200)

Quarter ended March 31, 2026	26,655	(52,700)	11.56%
Quarter ended June 30, 2026	36,709	(37,891)	11.10%
For the Six Months Ended June 30, 2026	$63,364	$(90,591)
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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the six months ended June 30, 2026 and 2025. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Beginning Investment Portfolio, at fair value	$298,268	$324,262
Portfolio Investments acquired(1)	63,364	84,686
Amortization of premium and accretion of discount, net	1,150	1,468
Portfolio Investments repaid or sold(2)	(90,591)	(77,089)
Net change in unrealized appreciation (depreciation) on investments	(9,480)	1,003
Net realized gain (loss) on investments	5,575	723
Ending Investment Portfolio, at fair value	$268,286	$335,053
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Structured Finance	$43,851	16.36%	$47,899	16.05%
Specialty Finance	40,512	15.10%	38,462	12.90%
Technology	34,560	12.88%	31,550	10.58%
Consumer Products	27,175	10.13%	24,174	8.10%
Media	15,000	5.59%	40	0.01%
Industrial	14,921	5.56%	12,943	4.34%
Food & Staples	13,212	4.92%	15,908	5.33%
Insurance	13,136	4.90%	22,604	7.58%
Chemicals	12,290	4.58%	19,359	6.49%
Metals & Mining	7,203	2.68%	10,189	3.42%
Transportation Equipment Manufacturing	5,606	2.09%	6,316	2.12%
Consumer Services	5,562	2.07%	10,113	3.39%
Energy Services	5,092	1.90%	5,393	1.81%
Business Services	3,950	1.47%	8,712	2.92%
Packaging	3,900	1.45%	4,025	1.35%
Casinos & Gaming	3,373	1.26%	3,865	1.30%
Marketing Services	2,993	1.12%	3,073	1.03%
Wireless Telecommunication Services	2,970	1.11%	-	0.00%
Restaurants	2,892	1.08%	3,056	1.02%
Environmental Services	1,995	0.74%	-	0.00%
Textiles	1,967	0.73%	1,954	0.66%
Financial Services	1,766	0.66%	2,834	0.95%
Retail	1,396	0.52%	1,450	0.49%
Energy Midstream	999	0.37%	2,970	1.00%
Healthcare	993	0.37%	995	0.33%
Automobiles	972	0.36%	-	0.00%
Closed-End Fund	-	0.00%	899	0.30%
Oil & Gas Exploration & Production	-	0.00%	3,817	1.28%
Credit Fund	-	0.00%	10,096	3.38%
Apparel	-	0.00%	5,572	1.87%
	$268,286	100.00%	$298,268	100.00%

Results of Operations

Investment Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$10,896	$0.78	$14,277	$1.24	$20,440	$1.47	$26,772	$2.32
Interest income	6,157	0.44	7,969	0.69	12,877	0.92	15,935	1.38
Dividend income	4,617	0.33	6,236	0.54	7,322	0.53	9,848	0.85
Other income	122	0.01	72	0.01	241	0.02	989	0.09
(1)
The per share amounts are based on a weighted average of 13,889,803 and 13,937,053 outstanding common shares for the three and six months ended June 30, 2026, respectively.
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

Interest income decreased for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year primarily due to a lower average coupon rate across the portfolio combined with a decrease in the debt investment portfolio size. As of June 30, 2026, the debt investment portfolio had an average coupon rate of 10.6% on approximately $199.6 million of principal as compared to 11.7% on approximately $232.6 million of principal as of June 30, 2025, excluding positions on non-accrual in each period. Interest income includes PIK interest which is reported in the Statements of Operations. The total PIK interest earned remained consistent for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year.

Dividend income decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 due to fewer holdings in dividend-paying equity investments and reductions in distributions from the investment in the CLO JV which distributed $5.1 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively.

Other income is comprised of non-refundable carry fees, early repayment fees, and amendment fees on new and amended debt positions. There were no significant changes in other income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The six months ended June 30, 2025 includes one-time fees on multiple new and amended investments made in the first quarter of 2025, resulting in a decrease in other income for the six months ended June 30, 2026 as compared to the prior year period.

Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Expenses	$6,310	$0.45	$8,305	$0.72	$10,780	$0.77	$16,156	$1.40
Management fees	1,015	0.07	1,278	0.11	2,087	0.16	2,550	0.22
Incentive fees	901	0.06	1,470	0.13	1,444	0.10	2,620	0.23
Incentive fee waiver	(901)	(0.06)	-	-	(3,711)	(0.27)	-	-
Total advisory fees	$1,015	$0.07	$2,748	$0.24	$(180)	$(0.01)	$5,170	$0.45
Administration fees	472	0.03	383	0.03	982	0.07	738	0.06
Directors’ fees	53	-	53	-	107	0.01	106	0.01
Interest expense	3,868	0.29	4,318	0.38	8,124	0.58	8,569	0.74
Professional services	587	0.04	459	0.04	1,101	0.08	883	0.08
Custody fees	33	-	37	-	68	-	75	0.01
Other	282	0.02	307	0.03	578	0.04	615	0.05
Income Tax Expense
Excise tax	83	0.01	68	0.01	174	0.01	136	0.01
(1)
The per share amounts are based on a weighted average of 13,889,803 and 13,937,053 outstanding common shares for the three and six months ended June 30, 2026, respectively.
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

Management fees decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 due to a decrease in the underlying management fee assets, primarily due to a decline in the fair value of the portfolio of investments, in the current year periods as compared to the corresponding prior year periods.

Effective February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026. As of December 31, 2025, there were approximately $2.3 million of accrued and unpaid incentive fees on our balance sheet. For the six months ended June 30, 2026, an additional $1.4 million of incentive fees were accrued, resulting in $3.7 million of accrued and unpaid incentive fees. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the six months ended June 30, 2026, resulting in a corresponding increase in net income and increase in net asset value in the period (subject to any offsetting additional expenses or losses). The incentive fee waiver is not subject to recapture.

Professional services costs increased for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year, primarily due to general rate increases for professional services, including legal and accounting fees, along with certain one-time fees.

Administration fees increased for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year primarily due to higher allocable overhead and other expenses incurred by GECM under the Administration Agreement.

Interest expense decreased for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year primarily due to lower average principal balances outstanding on the Notes during the period.

Realized Gains (Losses)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$2,943	$0.21	$459	$0.04	$5,575	$0.40	$723	$0.06
Gross realized gain	3,149	0.23	478	0.04	6,879	0.49	843	0.07
Gross realized loss	(206)	(0.02)	(19)	-	(1,304)	(0.09)	(120)	(0.01)
(1)
The per share amounts are based on a weighted average of 13,889,803 and 13,937,053 outstanding common shares for the three and six months ended June 30, 2026.
(2)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025.

Realized gain for the three and six months ended June 30, 2026 includes approximately $2.7 million from the realization of our investment in Stone Ridge Opportunities Fund, LP (“Stone Ridge”), $1.9 million from distributions from our investment in CW Opportunity 2 LP, and $1.3 million from the partial realization of our investment in the unsecured bond of American Coastal Insurance Corp (“American Coastal”). Realized losses for the three and six months ended June 30, 2026 were primarily driven by a $0.2 million loss on the sale of our equity investment in the State Street Blackstone Senior Loan ETF, $0.2 million from the partial realization of our investment in the first lien term loan of Auction.com, and $0.2 million from the realization of our investment in Invesco Senior Loan Fund. The remaining realized losses were attributable to smaller positions, none of which were individually material, and reflected routine portfolio activity.

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

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(1,021)	$(0.07)	$5,380	$0.47	$(9,379)	$(0.67)	$993	$0.09
Unrealized appreciation	4,456	0.32	16,580	1.44	8,768	0.63	19,256	1.67
Unrealized depreciation	(5,477)	(0.39)	(11,200)	(0.97)	(18,147)	(1.30)	(18,263)	(1.58)
(1)
The per share amounts are based on a weighted average of 13,889,803 and 13,937,053 outstanding common shares for the three and six months ended June 30, 2026.
(2)
The per share amounts are based on a weighted average of 11,556,857 and 11,550,739 outstanding common shares for the three and six months ended June 30, 2025.

For the three months ended June 30, 2026, net unrealized depreciation was primarily attributable to (i) approximately $1.7 million of unrealized depreciation attributable to the reversal of previously recognized unrealized appreciation on our investment in Trouvaille Re Ltd. in connection with a distribution received during the period and (ii) approximately $0.8 million of unrealized depreciation related to our equity investment in Great Elm Specialty Finance. These unrealized losses were partially offset by unrealized appreciation of approximately $0.6 million related to our investment in CW Opportunity LP.

For the six months ended June 30, 2026, net unrealized depreciation was primarily attributable to (i) approximately $3.8 million of unrealized depreciation related to our investment in CLO JV, driven by decreases in the fair value of the underlying CLO investments, (ii) approximately $2.2 million of net unrealized depreciation related to our investment in Universal Fiber Systems, LLC (“Universal Fibers”), and (iii) approximately $1.5 million related to our equity investment in Great Elm Specialty Finance. In addition, unrealized depreciation included approximately $2.6 million attributable to the reversal of previously recognized unrealized appreciation on our investment in Stone Ridge and approximately $1.6 million attributable to the reversal of previously recognized unrealized appreciation on our investment in American Coastal, in each case in connection with the realization activity discussed above.

These unrealized losses were partially offset by unrealized appreciation attributable to the increase in fair value of approximately $1.1 million related to our investment in CW Opportunity 2 LP. In addition, unrealized appreciation included approximately $1.1 million attributable to the reversal of previously recognized unrealized depreciation on our investment in Del Monte Food Corp II, Inc., primarily in connection with a $1.6 million partial paydown of our junior debtor-in-possession loan, and $0.4 million attributable to the reversal of previously recognized unrealized depreciation on our investment in Mad Engine Global, LLC in connection with the full repayment of the loan during the period.

For the three months ended June 30, 2025, unrealized appreciation was primarily driven by an increase in fair value of our investment in CW Opportunity 2, LP of approximately $13.7 million. Unrealized depreciation for the three months ended June 30, 2025 was primarily driven by a decrease in fair value of approximately $2.2 million in the CLO JV common equity, $1.6 million in Trouvaille Re Ltd. preference shares, and $1.5 million in Maverick Gaming, LLC term loans.

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

As of June 30, 2026, we had approximately $4.0 million of short term investments in money market fund investments. As of June 30, 2026, we had investments in 68 debt instruments across 53 companies, totaling approximately $192.6 million at fair value and 20 equity investments in 15 companies, with an aggregate fair value of approximately $75.7 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2026, we had approximately $6.1 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our June 30, 2026 balance sheet to satisfy the unfunded commitments.

For the six months ended June 30, 2026, net cash provided by operating activities was approximately $36.6 million, reflecting $92.1 million provided by the sales of investments and principal payments offset by $60.4 million used for the purchase of investments and $0.9 million from the change in short-term investments.

For the six months ended June 30, 2026, net cash used for financing activities was $36.8 million. Cash outflows included $39.0 million to repurchase and redeem the 5.875% notes due 2026 (the “GECCO Notes”), $0.5 million from the repurchases of common stock, and $7.7 million in distributions to stockholders, partially offset by cash inflows of $11.0 million of net borrowings on the Revolver.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of June 30, 2026 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCI Notes	56,500	-	56,500	-	-
GECCH Notes	41,400	-	-	41,400	-
GECCG Notes	57,500	-	-	57,500	-
Revolving Credit Facility	11,000	-	11,000	-	-
Total	$166,400	$-	$67,500	$98,900	$-

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

On August 13, 2025, we amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows us to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit test is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. On June 8, 2026, we amended the Loan Agreement to extend the maturity date of the Revolving Facility to the earlier of (i) June 8, 2029, and (ii) March 31, 2029 if the Company’s 8.50% notes due 2029 have not been refinanced on or prior to such date.

As of June 30, 2026, there were $11.0 million in borrowings outstanding under the revolving line.

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

Notes Payable

On June 23, 2021, we issued $50.0 million in aggregate principal amount of GECCO Notes. On July 9, 2021, we issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, we repurchased $18.5 million of the outstanding principal on the GECCO Notes. During the three months ended March 31, 2026, we repurchased $0.4 million of the outstanding principal on the GECCO Notes. On March 31, 2026, we redeemed $20.0 million of outstanding GECCO Notes at 100% of the principal amount. On May 27, 2026, we redeemed the remaining $18.6 million of outstanding GECCO Notes in full.

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

On April 17, 2024, we issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. The aggregate principal balance of the GECCI Notes outstanding as of June 30, 2026 was $56.5 million. On July 20, 2026, the Company caused a notice to be issued to the holders of the GECCI Notes regarding the Company’s exercise of its option to redeem $6.5 million aggregate principal amount of the issued and outstanding GECCI Notes on August 19, 2026.

On September 19, 2024, we issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the “GECCH Notes”). On October 3, 2024, we issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of June 30, 2026 was $41.4 million.

On September 11, 2025, we issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the “GECCG Notes” and together with the GECCI Notes and GECCH Notes, the “Notes”). On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCG Notes outstanding as of June 30, 2026 was $57.5 million.

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that we may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. We pay interest on the Notes on March 31, June 30, September 30 and December 31 of each year. The GECCI Notes, GECCH Notes and GECCG Notes will mature on April 30, 2029, December 31, 2029 and December 31, 2030, respectively. The GECCI Notes are currently callable at the Company’s option and the GECCH Notes and GECCG Notes can be called on, or after, December 31, 2026 and December 31, 2027, respectively. Holders of the Notes do not have the option to have the Notes repaid prior to the stated maturity date. The Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

We may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

On May 3, 2018, a majority of our stockholders approved the application of the modified minimum asset coverage requirement pursuant to Section 61(a)(2) under the Investment Company Act. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018 the asset coverage ratio test applicable to the Company was decreased from 200% to 150%. As of June 30, 2026, our asset coverage ratio was approximately 166.4%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During fiscal years 2024 and 2025 and through July 29, 2026, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 14.4% premium to NAV and as low as a 38.8% discount to NAV.

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2026
Third Quarter (through July 29, 2026)	N/A	$5.46	$5.08	--	--	--
Second Quarter	7.95	6.50	5.00	(18.2)%	(37.1)%	0.25
First Quarter	7.74	7.31	4.74	(5.6)%	(38.8)%	0.30
Fiscal year ending December 31, 2025
Fourth Quarter	$8.07	$8.98	$6.66	11.3%	(17.5)%	$0.37
Third Quarter	10.01	11.45	10.02	14.4%	0.1%	0.37
Second Quarter	12.10	11.11	9.20	(8.2)%	(24.0)%	0.37
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.40
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
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

The last reported closing price for our common stock on July 29, 2026 was $5.11 per share. As of July 29, 2026, we had 12 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2024:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37
December 15, 2025	December 31, 2025	$0.37
March 16, 2026	March 31, 2026	$0.30
June 15, 2026	June 30, 2026	$0.25
September 15, 2026	September 30, 2026	$0.25

Recent Developments

Distribution

Our board set the distribution for the quarter ending September 30, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on September 30, 2026 to stockholders of record as of September 15, 2026. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2026, approximately $136.0 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 13 debt investments in our portfolio bore interest at a fixed rate, and the remaining 45 debt investments were at variable rates, representing approximately $63.7 million and $136.0 million in principal debt, respectively. As of December 31, 2025, 12 debt investments in our portfolio bore interest at a fixed rate, and the remaining 46 debt investments were at variable rates, representing approximately $53.0 million and $159.8 million in principal debt, respectively. The variable rates are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio as of June 30, 2026. We have also assumed there are no outstanding floating rate borrowings by the Company. See the following table for the effect the rate changes would have on net investment income.

Reference Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in thousands)(1)
3.00%	$4,080
2.00%	2,720
1.00%	1,360
(1.00)%	(1,360)
(2.00)%	(2,720)
(3.00)%	(4,080)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of June 30, 2026, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to $10.0 million of its outstanding shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. During the six months ended June 30, 2026, 108,418 shares were purchased at an average price of $4.98 per share.

Month	Total Number of Shares Purchased	Average Price Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31, 2026	-	-	-
February 1 - February 28, 2026	-	-	-
March 1 - March 31, 2026	106,123	$4.98	106,123	$9,472
April 1 - April 30, 2026	2,295	$5.05	108,418	$9,460
May 1 - May 31, 2026	-	-	108,418	$9,460
June 1 - June 30, 2026	-	-	108,418	$9,460
Total	108,418	$4.98	108,418	$9,460
(1)
The average price per share reflects the total consideration paid, including commissions incurred in connection with share repurchases.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.4

Sixth Amendment, dated as of June 8, 2026 to Loan, Guarantee and Security Agreement, as of May 5, 2021, by and among Great Elm Capital Corp. and City National Bank, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 8, 2026)

31.1*	Certification of the Registrant’s Chief Executive Officer (“CEO”)

31.2*	Certification of the Registrant’s Chief Financial Officer (“CFO”)

32.1*#	Certification of the Registrant’s CEO and CFO

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) statements of assets and liabilities, (ii) statements of operations, (iii) statements of changes in net assets, (iv) statements of cash flows, (v) schedules of investments, and (vi) related notes to the financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in inline XBRL (included as Exhibit 101)

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

GREAT ELM CAPITAL CORP.

Date: August 5, 2026	By:	/s/ Jason Reese
	Name:	Jason Reese
	Title:	Chief Executive Officer

Date: August 5, 2026	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $227,363 and $254,313, respectively)	$187,290	$218,381
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $3,966 and $32,803, respectively)	3,966	32,803
Affiliated investments, at fair value (amortized cost of $12,379 and $12,379, respectively)	-	-
Controlled investments, at fair value (amortized cost of $101,133 and $94,683, respectively)	80,996	79,887
Total investments	272,252	331,071

Cash and cash equivalents	1,669	1,834
Receivable for investments sold	1,764	3,215
Interest receivable	1,821	2,182
Dividends receivable	782	1,046
Due from affiliates	68	218
Deferred financing costs	524	256
Prepaid expenses and other assets	1,102	953
Total assets	$279,982	$340,775

Liabilities
Notes payable (including unamortized discount of $4,546 and $5,064, respectively)	$150,853	$189,319
Revolving credit facility	11,000	-
Payable for investments purchased	5,340	33,652
Interest payable	153	64
Accrued incentive fees payable	-	2,267
Due to affiliates	1,402	1,475
Accrued expenses and other liabilities	816	1,052
Total liabilities	$169,564	$227,829

Commitments and contingencies (Note 7)

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 13,889,750 shares issued and outstanding and 13,998,168 shares issued and outstanding, respectively)	$139	$140
Additional paid-in capital	358,239	358,778
Accumulated losses	(247,960)	(245,972)
Total net assets	$110,418	$112,946
Total liabilities and net assets	$279,982	$340,775
Net asset value per share	$7.95	$8.07

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$4,555	$6,560	$9,644	$12,962
Non-affiliated, non-controlled investments (PIK)	703	644	1,522	1,255
Controlled investments	899	765	1,711	1,718
Total interest income	6,157	7,969	12,877	15,935
Dividend income from:
Non-affiliated, non-controlled investments	2,048	2,332	2,207	2,568
Controlled investments	2,569	3,904	5,115	7,280
Total dividend income	4,617	6,236	7,322	9,848
Other income from:
Non-affiliated, non-controlled investments	122	72	241	815
Non-affiliated, non-controlled investments (PIK)	-	-	-	174
Total other income	122	72	241	989
Total investment income	$10,896	$14,277	$20,440	$26,772

Expenses:
Management fees	$1,015	$1,278	$2,087	$2,550
Incentive fees	901	1,470	1,444	2,620
Administration fees	472	383	982	738
Custody fees	33	37	68	75
Directors’ fees	53	53	107	106
Professional services	587	459	1,101	883
Interest expense	3,868	4,318	8,124	8,569
Other expenses	282	307	578	615
Total expenses	$7,211	$8,305	$14,491	$16,156
Incentive fee waiver	(901)	-	(3,711)	-
Net expenses	$6,310	$8,305	$10,780	$16,156
Net investment income before taxes	$4,586	$5,972	$9,660	$10,616
Excise tax	$83	$68	$174	$136
Net investment income	$4,503	$5,904	$9,486	$10,480

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$2,943	$459	$5,575	$723
Realized loss on repurchase of debt	-	-	(2)	-
Total net realized gain (loss)	2,943	459	5,573	723
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	(187)	7,679	(4,038)	5,613
Controlled investments	(834)	(2,299)	(5,341)	(4,620)
Total net change in unrealized appreciation (depreciation)	(1,021)	5,380	(9,379)	993
Net realized and unrealized gains (losses)	$1,922	$5,839	$(3,806)	$1,716
Net increase (decrease) in net assets resulting from operations	$6,425	$11,743	$5,680	$12,196

Earnings per share (basic and diluted):	$0.46	$1.02	$0.41	$1.06
Weighted average shares outstanding (basic and diluted):	13,889,803	11,556,857	13,937,053	11,550,739

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$4,503	$5,904	$9,486	$10,480
Net realized gain (loss)	2,943	459	5,573	723
Net change in unrealized appreciation (depreciation) on investments	(1,021)	5,380	(9,379)	993
Net increase (decrease) in net assets resulting from operations	6,425	11,743	5,680	12,196

Distributions to stockholders:
Distributions(1)	(3,472)	(4,281)	(7,668)	(8,552)
Total distributions to stockholders	(3,472)	(4,281)	(7,668)	(8,552)

Capital transactions:
Issuance (Buyback) of common stock, net	(12)	275	(540)	275
Net increase (decrease) in net assets resulting from capital transactions	(12)	275	(540)	275
Total increase (decrease) in net assets	2,941	7,737	(2,528)	3,919

Net assets at beginning of period	$107,477	$132,295	$112,946	$136,113
Net assets at end of period	$110,418	$140,032	$110,418	$140,032

Capital share activity
Shares outstanding at the beginning of the period	13,892,045	11,544,415	13,998,168	11,544,415
Issuance (Buyback) of common stock, net	(2,295)	23,963	(108,418)	23,963
Shares outstanding at the end of the period	13,889,750	11,568,378	13,889,750	11,568,378
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,680	$12,196
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(60,440)	(28,167)
Net change in short-term investments	(906)	(59,768)
Capitalized payment-in-kind interest	(1,493)	(1,568)
Proceeds from sales of investments	71,841	55,489
Proceeds from principal payments	20,302	26,589
Net realized (gain) loss on investments	(5,575)	(723)
Net change in unrealized (appreciation) depreciation on investments	9,379	(993)
Amortization of premium and accretion of discount, net	(1,150)	(1,468)
Net realized loss on repurchase of debt	2	-
Amortization of discount (premium) on long term debt	863	841
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	361	27
(Increase) decrease in dividends receivable	264	(489)
(Increase) decrease in due from affiliates	150	53
(Increase) decrease in prepaid expenses and other assets	(149)	(419)
Increase (decrease) in due to affiliates and incentive fee payable	(2,340)	2,039
Increase (decrease) in interest payable	89	47
Increase (decrease) in accrued expenses and other liabilities	(236)	138
Net cash provided by (used for) operating activities	36,642	3,824
Cash flows from financing activities
Repayment of notes payable	(38,983)	-
Borrowings under credit facility	29,000	32,000
Repayments under credit facility	(18,000)	(26,000)
Proceeds from issuance (buyback) of common stock, net of issuance costs	(540)	275
Payments of deferred financing costs	(616)	(10)
Distributions paid	(7,668)	(9,129)
Net cash provided by (used for) financing activities	(36,807)	(2,864)
Net increase (decrease) in cash	(165)	960
Cash, cash equivalents and restricted cash, beginning of period	1,834	-
Cash, cash equivalents and restricted cash, end of period	$1,669	$960

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,169	$7,522

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

June 30, 2026

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
ACTIV8 Health, LLC	Insurance	1st Lien, Secured Loan	2, 6, 20	1M SOFR + 5.75% (9.37%)	02/03/2026	02/03/2031	3,686	$3,651	$3,682
Advancion	Chemicals	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (7.77%)	08/26/2025	11/24/2027	2,966	2,941	2,717
Alpha Edison Quantum II, LLC	Technology	Common Equity	4, 6, 10	n/a	06/29/2026	n/a	2,900,000	2,900	2,900	93.70%
American Coastal Insurance Corp.	Insurance	Unsecured Bond		6.25%	12/20/2022	12/15/2027	6,000	4,703	5,996
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 19	6M SOFR + 6.00% (9.63%)	09/09/2024	05/26/2028	1,989	1,923	1,766
Champions Financing Inc.	Automobiles	1st Lien, Secured Bond		8.75%	06/02/2026	02/15/2029	1,000	967	972
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 12	n/a	04/23/2024	n/a	166	52,358	37,583	71.25%
CMI Marketing, Inc.	Marketing Services	1st Lien, Secured Loan	2, 15	1M SOFR + 4.25% (8.01%)	09/05/2025	03/23/2028	1,880	1,870	1,802
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 20	1M SOFR + 9.75% (13.49%)	07/31/2025	06/27/2030	3,594	3,500	3,594
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 1 warrants	8, 22	n/a	07/31/2025	n/a	103,547	-	279	*
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 2 warrants	8, 22	n/a	07/31/2025	n/a	103,547	-	260	*
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 3.75% (7.63%)	03/04/2025	07/31/2028	1,090	1,011	898
Conuma Resources LTD	Metals & Mining	1st Lien, Secured Bond	10, 11	13.13%	04/15/2025	05/01/2028	1,400	1,377	1,425
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 9.62% (13.29%)	08/21/2023	07/31/2028	9,888	9,866	10,234
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 6.00% (9.68%)	05/29/2024	05/16/2030	2,093	2,070	2,145
CoreWeave Financing DDTL V, LLC	Technology	1st Lien, Delayed Draw Term Loan	2, 10, 14	1M SOFR + 4.50% (8.12%)	05/06/2026	11/14/2031	2,664	2,590	2,812
Coreweave, Inc.	Technology	Unsecured Bond	10	9.63%	06/11/2026	07/15/2032	2,000	2,000	1,973
CW Opportunity 2 LP	Technology	Private Fund	10, 12	n/a	05/14/2024	n/a	3,350,968	3,351	6,147
Del Monte Foods Corp II Inc	Food & Staples	Jr. DIP Loan	6, 9, 17	n/a	07/14/2025	09/30/2026	2,517	2,515	680
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	6, 9, 15	n/a	10/16/2024	08/02/2028	2,040	2,030	-
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	6, 9, 14	n/a	04/17/2025	08/02/2028	264	255	-
Dorel Industries Inc.	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 20	3M SOFR + 11.17% (12.58% Cash + 2.50% PIK)	11/14/2025	09/30/2030	6,874	6,593	6,472
Dorel Industries Inc.	Consumer Products	Warrants	6, 8, 10, 22	n/a	11/14/2025	n/a	95,122	-	110	*
DS Admiral Bidco, LLC	Technology	1st Lien, Secured Loan	2, 14	1M SOFR + 4.25% (7.98%)	10/24/2025	06/26/2031	2,978	2,923	2,831
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8, 22	n/a	07/15/2024	n/a	45,714	-	-	*
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 20	3M SOFR + 6.50% (9.23% Cash + 1.00% PIK)	10/21/2024	08/14/2028	2,248	2,205	2,136
ECL Entertainment, LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 14	1M SOFR + 3.00% (6.64%)	10/28/2025	08/31/2030	1,985	1,983	1,984
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 6, 7, 17	3M SOFR + 6.50% (4.84% Cash + 5.50% PIK)	11/07/2024	09/30/2027	2,623	2,335	1,967
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	6, 9, 17	n/a	06/09/2023	03/30/2027	2,174	2,175	1
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	9, 17	n/a	03/24/2021	03/30/2028	16,200	15,812	6

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Flexsys Cayman Holdings, LP	Chemicals	1st Lien, Secured Loan	2, 6, 16	6M SOFR + 5.25% (9.34%)	05/28/2025	08/01/2029	5,977	5,232	598
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 8.00% (11.83%)	07/29/2021	06/30/2027	5,784	5,792	5,474
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 5.75% (9.42%)	11/01/2024	07/19/2030	3,705	3,647	3,562
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6, 14	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,000
Goodnight Water Solutions, LLC	Energy Midstream	1st Lien, Secured Loan	2, 14	1M SOFR + 4.00% (7.64%)	10/15/2025	06/04/2029	997	987	999
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2029	28,875	28,875	28,875
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	11,637	87.50%
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 14	3M SOFR + 4.50% (8.16%)	10/31/2024	10/30/2031	2,489	2,437	2,170
IPL Schoeller	Packaging	1st Lien, Secured Bond	10	9.50%	06/12/2026	05/15/2030	1,000	893	943
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 12.01% (6.94% Cash + 8.71% PIK)	08/14/2024	07/31/2029	5,805	5,666	5,606
ITG Communications LLC	Industrial	1st Lien, Secured Loan	2, 14	1M SOFR + 4.75% (8.39%)	11/04/2025	07/09/2031	1,475	1,447	1,449
JFL-Tiger Acquisition Co Inc	Environmental Services	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 3.00% (6.64%)	02/24/2026	10/17/2030	1,990	1,993	1,995
MajorDrive Holdings IV, LLC	Consumer Products	1st Lien, Secured Loan	2, 15	3M SOFR + 4.00% (7.96%)	03/23/2026	06/01/2028	995	915	953
MajorDrive Holdings IV, LLC	Consumer Products	Unsecured Bond		6.38%	12/03/2025	06/01/2029	2,000	1,523	1,663
Maverick Gaming LLC	Casinos & Gaming	Sr. DIP Loan	2, 6, 7, 20	1M SOFR + 12.50% (0.00% Cash + 16.14% PIK)	07/31/2025	10/15/2026	692	692	692
Maverick Gaming LLC	Casinos & Gaming	Jr. DIP Loan	6, 9, 20	n/a	07/16/2025	10/15/2026	1,603	1,550	697
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	6, 9, 17	n/a	04/03/2024	06/03/2028	5,741	6,349	-
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10	n/a	03/07/2025	n/a	7,410	6,190	6,266
Natus Medical Inc	Healthcare	1st Lien, Secured Loan	2, 6, 15	3M SOFR + 5.25% (9.13%)	11/13/2025	07/20/2029	1,000	998	993
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 9, 10, 14	n/a	02/20/2025	02/20/2027	1,268	1,250	190
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	6, 9, 10, 14	n/a	02/20/2025	02/20/2027	114	103	114
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10, 14, 23	n/a	02/20/2025	n/a	4,153	4,460	-
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 17	3M SOFR + 7.50% (11.14%)	08/08/2024	12/13/2028	2,543	2,565	2,550
NTI Buyer, LLC	Wireless Telecommunication Services	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 4.25% (7.90%)	06/12/2026	07/01/2033	3,000	2,970	2,970
NY Daily News Enterprises, LLC	Media	1st Lien, Secured Loan	6	9.00%	02/04/2026	02/04/2029	7,000	7,000	7,000
PFI Lower Midco LLC	Food & Staples	1st Lien, Secured Loan	2, 14	1M SOFR + 4.00% (7.64%)	11/14/2025	12/01/2032	1,990	1,989	2,000
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 15	3M SOFR + 4.50% (8.26%)	02/09/2024	01/26/2029	1,591	1,505	1,467
ProFrac Holdings II, LLC	Energy Services	1st Lien, Secured Bond	2, 6, 10, 11, 21	3M SOFR + 7.25% (11.24%)	12/27/2023	01/23/2029	5,174	5,144	5,092
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 16.00% (0.00% Cash + 19.73% PIK)	01/31/2023	02/24/2027	186	186	184
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 18	1M SOFR + 12.00% (0.00% Cash + 15.73% PIK)	09/03/2024	02/24/2027	2,650	2,643	2,600
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8, 22	n/a	02/24/2021	n/a	311,697	-	108	2.18%
Ryan, LLC	Business Services	1st Lien, Secured Loan	2, 15	1M SOFR + 3.50% (7.14%)	11/05/2025	11/05/2032	3,990	3,971	3,950

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
The San Diego Union-Tribune, LLC	Media	1st Lien, Secured Loan	6	9.00%	04/22/2026	04/22/2029	8,000	8,000	8,000
SCIH Salt Holdings Inc.	Food & Staples	1st Lien, Secured Loan	2, 16	6M SOFR + 2.75% (6.35%)	10/14/2025	01/31/2029	3,980	3,977	3,982
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 17	1M SOFR + 6.75% (10.39%)	04/30/2024	05/01/2029	1,215	1,207	1,191
Trident TPI Holding, Inc.	Packaging	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (7.48%)	03/23/2026	09/18/2028	995	946	952
Trident TPI Holding, Inc.	Packaging	Unsecured Bond		12.75%	11/26/2025	12/31/2028	2,000	2,027	2,005
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 10	n/a	03/27/2024	n/a	100	3,182	3,458
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	84	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 16	3M SOFR + 4.00% (7.77%)	05/14/2024	11/02/2027	2,254	2,213	2,153
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 16	3M SOFR + 8.50% (12.43%)	05/14/2024	11/02/2028	1,400	1,248	1,239
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 8.00% (9.76% Cash + 2.00% PIK)	10/16/2024	09/30/2028	2,483	2,483	2,483
Universal Fiber Systems	Chemicals	Preference Shares	6	n/a	04/07/2026	n/a	46,573	4,279	3,630	4.66%
Universal Fiber Systems	Chemicals	Class A-1 Common	6, 8	n/a	04/07/2026	n/a	53,833	-	2,862	5.38%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,807	-	5.66%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	-	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
VCI Asset Holdings 2 LLC	Technology	1st Lien, Secured Loan	6	7.38%	02/13/2026	02/13/2031	2,190	2,170	2,254
VCI Intermediate TopCo 2 LLC	Technology	Private Fund	10, 12	n/a	02/13/2026	n/a	228,400	212	230
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 16	3M SOFR + 3.75% (7.48%)	09/10/2024	03/31/2029	1,330	1,330	1,312
Vivos Holdings, LLC	Consumer Products	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 6.00% (9.64%)	08/13/2025	08/13/2030	4,714	4,673	4,674
Vivos Holdings, LLC	Consumer Products	2nd Lien, Secured Loan	2, 6, 7, 21	1M SOFR + 10.00% (0.00% Cash + 13.64% PIK)	08/13/2025	02/13/2031	10,729	10,729	10,944
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	4.50% PIK	08/13/2025	08/13/2032	2,093	2,093	2,093
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	9.00% PIK	08/13/2025	08/13/2032	96	130	96
Vivos Holdings, LLC	Consumer Products	Warrants	6, 8, 22	n/a	08/13/2025	n/a	592	-	171	*
Walor North America, Inc	Industrial	1st Lien, Secured Loan	2, 6, 14	1M SOFR + 6.00% (9.62%)	06/17/2025	05/29/2029	1,843	1,843	1,844
Walor North America, Inc	Industrial	1st Lien, Secured Revolver	2, 6, 14	1M SOFR + 4.25% (7.87%)	05/29/2026	05/29/2029	2,460	2,460	2,460
Total Investments excluding Short-Term Investments (242.97% of Net Assets)								$340,875	$268,286

Short-Term Investments
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	3,965,935	3,966	3,966
Total Short-Term Investments (3.59% of Net Assets)								$3,966	$3,966
TOTAL INVESTMENTS (246.56% of Net Assets)			13					$344,841	$272,252
Liabilities in Excess of Other Assets (146.56% of Net Assets)									$(161,834)
NET ASSETS									$110,418
(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 3.68%. The one-month (“1M”) SOFR as of period end was 3.65%. The three-month (“3M”) SOFR as of period end was 3.73%. The six-month (“6M”) SOFR as of period end was 3.85%. The Prime Rate as of period end was 6.75%.

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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of June 30, 2026, the Dorel Industries, Inc. secured loan, the EagleView Technology Corp secured loan, the Elevate Textiles, Inc. secured loan, the Ipsen US Holdings, Inc. secured loan, the Maverick Gaming Sr. DIP Loan, each of the Ruby Tuesday Operations, LLC (“Ruby Tuesday”) secured loans, the Universal Fiber Systems secured loan, and certain of the Vivos Holdings, LLC (“Vivos”) loans and notes pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 25.30% were non-qualifying assets as of period end.
(11)
Security exempt from registration pursuant to Rule 144A under the Securities Act. Such security may be sold in certain transactions (normally to qualified institutional buyers) and remain exempt from registration.
(12)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(13)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $9,671; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(82,260); the net unrealized depreciation was $(72,589); the aggregate cost of securities for Federal income tax purposes was $344,841.
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

(23)
Investment is a debt investment that does not have a stated maturity date.

* Represents less than 1%.

As of June 30, 2026, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$192,561	174.39%
Equity/Other	75,725	68.58%
Short-Term Investments	3,966	3.59%
Total	$272,252	246.56%

As of June 30, 2026, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$267,065	241.86%
Canada	1,425	1.29%
Bermuda	3,458	3.13%
Australia	304	0.28%
Total	$272,252	246.56%

As of June 30, 2026, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Structured Finance	$43,851	39.72%
Specialty Finance	40,512	36.69%
Technology	34,560	31.30%
Consumer Products	27,175	24.61%
Media	15,000	13.58%
Industrial	14,921	13.51%
Food & Staples	13,212	11.97%
Insurance	13,136	11.90%
Chemicals	12,290	11.13%
Metals & Mining	7,203	6.52%
Transportation Equipment Manufacturing	5,606	5.08%
Consumer Services	5,562	5.04%
Energy Services	5,092	4.61%
Short-Term Investments	3,966	3.59%
Business Services	3,950	3.58%
Packaging	3,900	3.53%
Casinos & Gaming	3,373	3.05%
Marketing Services	2,993	2.71%
Wireless Telecommunication Services	2,970	2.69%
Restaurants	2,892	2.62%
Environmental Services	1,995	1.81%
Textiles	1,967	1.78%
Financial Services	1,766	1.60%
Retail	1,396	1.26%
Energy Midstream	999	0.90%
Healthcare	993	0.90%
Automobiles	972	0.88%
	$272,252	246.56%

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

The Company has accrued $174 of excise tax expense during the six months ended June 30, 2026. The Company accrued $136 of excise tax expense during the six months ended June 30, 2025.

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

The Company’s Chief Executive Officer and Chairman of the Board is also Chief Executive Officer and Chairman of the board of directors of GEG, as well as Chairman and Chief Executive Officer of Imperial Capital Asset Management, LLC. The Company’s Chief Compliance Officer is also the chief compliance officer and general counsel of GECM, and the president of GEG. The Company’s Chief Financial Officer is also the Chief Financial Officer of GEG.

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

For the three and six months ended June 30, 2026, management fees amounted to $1,015 and $2,087, respectively. For the three and six months ended June 30, 2025, management fees amounted to $1,278 and $2,550, respectively. As of June 30, 2026 and December 31, 2025, $1,015 and $1,183, respectively, remained payable.

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

Effective February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026. As of December 31, 2025, there were approximately $2,267 of accrued and unpaid incentive fees. For the six months ended June 30, 2026, an additional $1,444 of incentive fees were accrued, resulting in $3,711 of accrued and unpaid incentive fees. In connection with the incentive fee waiver, the Company recognized the reversal of these accrued and unpaid incentive fees during the three and six months ended June 30, 2026, resulting in a corresponding increase in net income and an increase in net asset value (subject to any offsetting expenses or losses). The incentive fee waiver is not subject to recapture.

For the six months ended June 30, 2026 and 2025, the Company incurred Income Incentive Fees of $1,444 and $2,620, respectively. As of June 30, 2026, there were no cumulative accrued incentive fees payable due to the incentive fee waiver. As of December 31, 2025, cumulative accrued incentive fees payable were $2,267, and after calculating the total return requirement, $0 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not have any Capital Gains Incentive Fees accrual.

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

For the three and six months ended June 30, 2026, the Company incurred expenses under the Administration Agreement of $387 and $807, respectively. For the three and six months ended June 30, 2025, the Company incurred expenses under the Administration Agreement of $383 and $738, respectively. As of June 30, 2026 and December 31, 2025, $387 and $292 remained payable.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of June 30, 2026:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$53,082	$139,480	$192,562
Equity/Other	-	538	31,226	31,764
Short Term Investments	3,966	-	-	3,966
Total	$3,966	$53,620	$170,706	$228,292
Investment measured at net asset value(1)				43,960
Total Investments, at fair value				$272,252

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$81,893	$121,618	$203,511
Equity/Other	10,994	138	31,437	42,569
Short Term Investments	32,803	-	-	32,803
Total	$43,797	$82,031	$153,055	$278,883
Investment measured at net asset value(1)				52,188
Total Investments, at fair value				$331,071
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2026:

Level 3	Beginning Balance as of January 1, 2026	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2026
Debt	$121,618	$6,474	$36,147	$(221)	$2,022	$(26,900)	$340	$139,480
Equity/Other	31,437	-	8,415	1	(5,572)	(3,055)	-	31,226
Total investment assets	$153,055	$6,474	$44,562	$(220)	$(3,550)	$(29,955)	$340	$170,706

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of June 30, 2025
Debt	$159,954	$(21,860)	$24,138	$281	$(2,039)	$(36,849)	$252	$123,877
Equity/Other	32,937	-	6,396	(89)	115	(979)	-	38,380
Total investment assets	$192,891	$(21,860)	$30,534	$192	$(1,924)	$(37,828)	$252	$162,257
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2026 totaled $(3,855) consisting of the following: $1,717 related to debt investments and $(5,572) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at June 30, 2025 totaled $(5,206) consisting of the following: $(5,321) related to debt investments and $115 relating to equity/other.

Two investments with an aggregate fair value of $3,680 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2026. Six investments with an aggregate fair value of $10,154 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the six months ended June 30, 2026.

Six investments with an aggregate fair value of $37,959 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the six months ended June 30, 2025. Six investments with an aggregate fair value of $16,099 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the six months ended June 30, 2025.

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

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of June 30, 2026
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$100,583	Income Approach	Discount Rate	6.52% - 30.84% (14.07%)
	31,845	Recent Transaction
	3,882	Market Approach	Earnings Multiple	0.00 - 9.75 (5.36)
	2,490	Broker Quotes		$0.05 - $99.25 ($71.70)
	680	Asset Recovery	Recovery Rates	27.00% - 37.00% (32.00%)
Total Debt	$139,480

Equity / Other	$14,537	Recent Transaction
	3,458	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	6,266	Income Approach	Discount Rate	17.50% - 19.50% (18.50%)
	6,881	Market Approach	Earnings Multiple	4.50 - 14.57 (8.80)
	84	Asset Recovery / Liquidation(3)
Total Equity	$31,226

As of December 31, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$86,912	Income Approach	Discount Rate	8.02% - 27.19% (14.95%)
	25,325	Recent Transaction
	8,386	Market Approach	Earnings Multiple	0.00 - 9.75 (0.00)
	995	Broker Quotes		$99.50 - $99.50 ($99.50)
Total Debt	$121,618

Equity / Other	$13,137	Recent Transaction
	6,659	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	6,474	Income Approach	Discount Rate	17.00% - 19.00% (18.00%)
	5,082	Market Approach	Earnings Multiple	0.09 - 10.00 (8.76)
	85	Asset Recovery / Liquidation (3)
Total Equity/Other	$31,437
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of June 30, 2026 the Company held three investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

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

On August 13, 2025, the Company amended the Loan Agreement to increase the commitment of the revolving line of credit to up to $50 million (subject to a borrowing base as defined in the Loan Agreement). The amendment also allows the Company to request an increase of the Revolving Facility in an aggregate amount not to exceed $40 million (up to a revolving line of $90 million), which increase is subject to the sole discretion of CNB and updates the maturity date of the revolving line to the earlier of (i) May 5, 2027 and (ii) May 31, 2026 if the Company’s 5.875% notes due 2026 have not been refinanced prior to such date. In addition, the amendment provides that borrowings under the Revolving Facility shall bear interest at a rate equal to (i) at all times when a minimum deposit test is met (a) SOFR plus 2.50% or (b) a base rate plus 1.50% and (ii) at all times when a minimum deposit test is not met (a) SOFR plus 3.50% or (b) a base rate plus 2.50%. The amendment also amended the financial covenant of minimum net assets requirement to be of not less than $80 million. On June 8, 2026, the Company amended the Loan Agreement to extend the maturity date of the Revolving Facility to the earlier of (i) June 8, 2029, and (ii) March 31, 2029 if the Company’s 8.50% notes due 2029 have not been refinanced on or prior to such date.

As of June 30, 2026, there were $11.0 million in borrowings outstanding under the revolving line.

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

Unsecured Notes

On June 23, 2021, the Company issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, the Company repurchased $18.5 million of the outstanding principal on the GECCO Notes. During the three months ended March 31, 2026, the Company repurchased $0.4 million of the outstanding principal on the GECCO Notes. On March 31, 2026, the Company redeemed $20.0 million of outstanding GECCO Notes at 100% of the principal amount. On May 27, 2026, we redeemed the remaining $18.6 million of outstanding GECCO Notes in full.

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

On April 17, 2024, the Company issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, the Company issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. On July 20, 2026, the Company caused a notice to be issued to the holders of the GECCI Notes regarding the Company’s exercise of its option to redeem $6.5 million aggregate principal amount of the issued and outstanding GECCI Notes on August 19, 2026.

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

The Notes are our unsecured obligations and rank equal with all of our outstanding and future unsecured unsubordinated indebtedness. The unsecured notes are effectively subordinated, or junior in right of payment, to indebtedness under our Loan Agreement and any other future secured indebtedness that the Company may incur to the extent of the value of the assets securing such indebtedness and structurally subordinated to all future indebtedness and other obligations of our subsidiaries. The Company pays interest on the unsecured notes on March 31, June 30, September 30 and December 31 of each year. The GECCI Notes, GECCH Notes and GECCG Notes will mature on April 30, 2029, December 31, 2029 and December 31, 2030, respectively. The GECCI Notes are currently callable at the Company’s option and the GECCH Notes and GECCG Notes can be called on or after December 31, 2026 and December 31, 2027, respectively. Holders of the unsecured notes do not have the option to have the unsecured notes repaid prior to the stated maturity date. The unsecured notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof.

As part of the offerings, the Company incurred fees and costs, which are treated as a reduction of the carrying amount of the debt on the Company’s Statements of Assets and Liabilities. These deferred financing costs presented as a reduction to the Notes payable balance are being amortized into interest expense over the term of the Notes.

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
6.75% Notes due 2025 (“GECCM Notes”)	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
6.50% Notes due 2024 (“GECCN Notes”)	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

December 31, 2025
GECCO Notes	$38,983	$1,581	N/A	$1.01
GECCI Notes	56,500	1,581	N/A	1.01
GECCH Notes	41,400	1,581	N/A	1.00
GECCG Notes	57,500	1,581	N/A	1.00
Revolving Credit Facility	-	1,581	N/A	-

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
June 30, 2026
GECCI Notes	56,500	$1,664	N/A	1.01
GECCH Notes	41,400	1,664	N/A	1.01
GECCG Notes	57,500	1,664	N/A	1.00
Revolving Credit Facility	11,000	1,664	N/A	-
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

As of June 30, 2026, the Company’s asset coverage ratio was approximately 166.4%.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the indenture.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$3,474	$3,895	$7,261	$7,728
Amortization of deferred offering costs	380	423	808	841
Deferred offering costs expensed at time of redemption	14	-	55	-
Total	$3,868	$4,318	$8,124	$8,569
Weighted average interest rate (1)	9.01%	8.60%	8.94%	8.66%
Average outstanding balance	$172,731	$201,279	$183,313	$199,519
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

	June 30, 2026
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCI Notes	56,500	56,500	56,936
Unsecured Debt - GECCH Notes	41,400	41,400	41,483
Unsecured Debt - GECCG Notes	57,500	57,500	57,155
Total	$155,400	$155,400	$155,574

	December 31, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$38,983	$38,983	$38,983
Unsecured Debt - GECCI Notes	56,500	56,500	56,776
Unsecured Debt - GECCH Notes	41,400	41,400	41,648
Unsecured Debt - GECCG Notes	57,500	57,500	57,562
Total	$194,383	$194,383	$194,969

6. CAPITAL ACTIVITY

The Board of Directors authorized a repurchase program, whereby the Company may repurchase up to $10.0 million of its outstanding common shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price, and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. During the six months ended June 30, 2026, the Company purchased 108,418 shares under the buyback program at a weighted average price of $4.98 per share.

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

On May 6, 2025, we and GECM entered into an Equity Distribution Agreement (the “Agreement”) with Lucid Capital Markets, LLC (the “Agent”), under which we may issue and sell through the Agent, from time to time, shares of our common stock, having an aggregate offering price of up to $100,000,000 (the “Offering”), pursuant to an effective shelf registration statement on Form N-2 (Registration No. 333-283503), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024. We filed a prospectus supplement with the SEC on May 6, 2025 in connection with the Offering. Sales of the common stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Subject to the terms of the Agreement, the Agent is not required to sell any specific amount, but will act as the Company's agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company will pay the Agent a commission rate of up to 2.0% of the gross sales price of any share of common stock sold under the Agreement. The sales price per share of the common stock sold in the Offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of June 30, 2026, the Company has sold 1,163,753 shares for gross proceeds of $13.2 million at an average price of $11.45 per share for aggregate net proceeds of $13.0 million (net of transaction costs less than $0.2 million).

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2026, the Company had approximately $6.1 million in unfunded commitments to provide financing to certain of its portfolio companies as follows:

Portfolio Company & Investment	Unfunded Commitments
Activ8 Health, LLC - DDTL	$1,304
Coreweave Financing V, LLC - DDTL	4,836
Total	$6,140

To the degree applicable, unrealized gains or losses on these commitments as of June 30, 2026 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company portfolio companies.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Six Months Ended June 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$8.07	$11.79
Net investment income	0.68	0.91
Net realized gains (loss)	0.40	0.06
Net change in unrealized appreciation (depreciation)	(0.67)	0.09
Net increase (decrease) in net assets resulting from operations	0.41	1.06
Issuance of common stock	-	(0.01)
Accretion from share buybacks	0.02	-
Distributions declared from net investment income(2)	(0.55)	(0.74)
Net increase (decrease) resulting from transactions with common stockholders	(0.53)	(0.75)
Net asset value, end of period	$7.95	$12.10
Per share market value, end of period	$5.45	$10.67

Shares outstanding, end of period	13,889,750	11,568,378
Total return based on net asset value(3)	5.55%	9.18%
Total return based on market value(3)	(14.25)%	4.06%

Ratio/Supplemental Data:
Net assets, end of period	$110,418	$140,032
Ratio of total expenses to average net assets before waiver (4),(5),(6)	24.97%	22.11%
Ratio of total expenses to average net assets after waiver (4),(5),(6)	21.67%	22.11%
Ratio of net investment income to average net assets(4),(5),(6)	14.95%	17.43%
Portfolio turnover	23%	23%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the six months ended June 30, 2026 and 2025 average net assets were $112,555 and $136,559, respectively.
(5)
The ratio of incentive fees to average net assets was 1.28% and 1.92% for the six months ended June 30, 2026 and 2025, respectively. The calculation excludes the impact of the incentive fee waivers.
(6)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at June 30, 2026 represented 0% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at June 30, 2026 represented 73% of the Company’s net assets.

Fair value as of June 30, 2026 along with transactions during the six months ended June 30, 2026 in these affiliated investments and controlled investments were as follows:

	For the Six Months Ended June 30, 2026
Issue(1)	Fair value at December 31, 2025	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at June 30, 2026	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-

Totals	$-	$-	$-	$-	$-	$-	$-	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	25,325	3,550	-	-	-	28,875	1,711	-	-
Equity (87.5% of class)	13,137	-	-	-	(1,500)	11,637	-	-	56
	38,462	3,550	-	-	(1,500)	40,512	1,711	-	56

CLO Formation JV, LLC
Equity (71.25% of class)	41,425	-	-	-	(3,841)	37,584	-	-	5,059
	41,425	-	-	-	(3,841)	37,584	-	-	5,059

Alpha Edison Quantum II, LLC
Equity (93.70% of class)	-	2,900	-	-	-	2,900	-	-	-
	-	2,900	-	-	-	2,900	-	-	-

Totals	$79,887	$6,450	$-	$-	$(5,341)	$80,996	$1,711	$-	$5,115
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.” After performing this analysis, the Company determined that CLO Formation JV, LLC (“CLO JV”) and Great Elm Specialty Finance, LLC (“GESF”) are significant subsidiaries for the six months ended June 30, 2026 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV for the six months ended June 30, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	3,135	4,627	5,338	6,334
Total Expenses	15	45	17	90
Net Income	3,120	4,582	5,321	6,244

Realized Gain (Loss)	-	(410)	-	(410)
Unrealized Gain (Loss)	456	(2,012)	(3,613)	(1,688)
Net Results	3,576	2,160	1,708	4,146

Selected unaudited financial information of GESF for the six months ended June 30, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gross revenues	3,233	2,169	5,697	4,025
Other income (expense)	(3,400)	(1,994)	(5,259)	(4,352)
Net profit (loss) from operations	(167)	175	438	(327)

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

The Board set distributions for the quarter ending September 30, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on September 30, 2026 to stockholders of record as of September 15, 2026. The distribution will be paid in cash.

On July 20, 2026, the Company caused a notice to be issued to the holders of the GECCI Notes regarding the Company’s exercise of its option to redeem $6.5 million aggregate principal amount of the issued and outstanding GECCI Notes on August 19, 2026.