Form 10-Q
period 2026-09-30
Great Elm Capital Corp.
filed 2026-11-02
CIK 1675033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, the registrant had 13,659,450 shares of common stock, $0.01 par value per share, outstanding.

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

We assess the outstanding accrued income receivables for collectability at least quarterly, or more frequently if there is an event that indicates the underlying portfolio company may not be able to make the expected payments. If it is determined that amounts are not likely to be paid, we may establish a reserve against or reverse the income and put the investment on non-accrual status.

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

Portfolio and Investment Activity

The following is a summary of our investment activity for the year ended December 31, 2025 and the nine months ended September 30, 2026:

(in thousands)	Acquisitions(1)	Dispositions(2)	Weighted Average Yield End of Period(3)
Quarter ended March 31, 2025	48,097	(27,039)	12.29%
Quarter ended June 30, 2025	36,589	(50,050)	12.54%
Quarter ended September 30, 2025	64,089	(50,385)	11.52%
Quarter ended December 31, 2025	29,359	(30,726)	11.66%
For the Year Ended December 31, 2025	$178,134	$(158,200)

Quarter ended March 31, 2026	26,655	(52,700)	11.56%
Quarter ended June 30, 2026	36,709	(37,891)	11.10%
Quarter ended September 30, 2026	24,046	(40,590)	11.43%
For the Nine Months Ended September 30, 2026	$87,410	$(131,181)

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

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the nine months ended September 30, 2026 and 2025. Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning Investment Portfolio, at fair value	$298,268	$324,262
Portfolio Investments acquired(1)	87,410	148,775
Amortization of premium and accretion of discount, net	1,416	2,261
Portfolio Investments repaid or sold(2)	(131,181)	(127,474)
Net change in unrealized appreciation (depreciation) on investments	(13,832)	(29,608)
Net realized gain (loss) on investments	3,361	6,890
Ending Investment Portfolio, at fair value	$245,442	$325,106
(1)
Includes new investments, additional fundings (inclusive of those on revolving credit facilities), refinancings, and capitalized PIK income.
(2)
Includes scheduled principal payments, prepayments, sales, and repayments (inclusive of those on revolving credit facilities).

Portfolio Classification

The following table shows the fair value of our portfolio of investments by industry as of September 30, 2026 and December 31, 2025 (in thousands). Investments in short-term securities, including U.S. Treasury Bills and money market mutual funds, are excluded from the table below.

	September 30, 2026		December 31, 2025
Industry	Investments at Fair Value	Percentage of Fair Value	Investments at Fair Value	Percentage of Fair Value
Specialty Finance	$41,172	16.78%	$38,462	12.90%
Structured Finance	40,373	16.45%	47,899	16.05%
Technology	39,171	15.96%	31,550	10.58%
Consumer Products	32,221	13.13%	24,174	8.10%
Chemicals	11,303	4.61%	19,359	6.49%
Industrial	9,326	3.80%	12,943	4.34%
Food & Staples	9,191	3.74%	15,908	5.33%
Insurance	7,719	3.14%	22,604	7.58%
Media	6,167	2.51%	40	0.01%
Packaging	5,754	2.34%	4,025	1.35%
Consumer Services	5,673	2.31%	10,113	3.39%
Metals & Mining	5,600	2.28%	10,189	3.42%
Transportation Equipment Manufacturing	5,285	2.15%	6,316	2.12%
Business Services	3,553	1.45%	8,712	2.92%
Marketing Services	3,362	1.37%	3,073	1.03%
Automobiles	2,996	1.22%	-	0.00%
Wireless Telecommunication Services	2,981	1.21%	-	0.00%
Restaurants	2,873	1.17%	3,056	1.02%
Textiles	2,057	0.84%	1,954	0.66%
Environmental Services	1,985	0.81%	-	0.00%
Financial Services	1,886	0.77%	2,834	0.95%
Casinos & Gaming	1,419	0.58%	3,865	1.30%
Retail	1,385	0.56%	1,450	0.49%
Energy Midstream	995	0.41%	2,970	1.00%
Healthcare	995	0.41%	995	0.33%
Energy Services	-	0.00%	5,393	1.81%
Closed-End Fund	-	0.00%	899	0.30%
Oil & Gas Exploration & Production	-	0.00%	3,817	1.28%
Credit Fund	-	0.00%	10,096	3.38%
Apparel	-	0.00%	5,572	1.87%
	$245,442	100.00%	$298,268	100.00%

Results of Operations

Investment Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Total Investment Income	$8,694	$0.63	$10,642	$0.86	$29,134	$2.09	$37,414	$3.17
Interest income	5,549	0.40	7,583	0.62	18,426	1.32	23,518	1.99
Dividend income	2,647	0.19	2,060	0.17	9,969	0.72	11,908	1.01
Other income	498	0.04	999	0.07	739	0.05	1,988	0.17
(1)
The per share amounts are based on a weighted average of 13,889,750 and 13,921,112 outstanding common shares for the three and nine months ended September 30, 2026, respectively.
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

Interest income decreased for the three and nine months ended September 30, 2026 as compared to the corresponding periods in the prior year primarily due to a decrease in the debt investment portfolio size. As of September 30, 2026, the debt investment portfolio had an average coupon rate of 11.2% on approximately $175.4 million of principal as compared to 10.8% on approximately $224.1 million of principal as of September 30, 2025, excluding positions on non-accrual in each period. Interest income includes PIK interest which is reported in the Statements of Operations. The total PIK interest income and PIK other income earned remained consistent for the three and nine months ended September 30, 2026 as compared to the corresponding periods in the prior year.

Dividend income increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily driven by an increase in distributions received from the CLO JV, which totaled $2.2 million during the current period compared to $1.5 million in the prior period. Dividend income decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 due to fewer holdings in dividend-paying equity investments and reductions in distributions from the investment in the CLO JV which distributed $7.3 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Other income is comprised of non-refundable carry fees, early repayment fees, and amendment fees on new and amended debt positions. The decrease in other income for the three and nine months ended September 30, 2026, as compared to the prior year periods, was primarily due to one-time fees earned on multiple new and amended investments during the three and nine months ended September 30, 2025 that did not recur in the current periods.

Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Expenses	$6,528	$0.47	$7,971	$0.65	$17,308	$1.24	$24,127	$2.04
Management fees	974	0.07	1,253	0.10	3,061	0.22	3,803	0.32
Incentive fees	593	0.04	-	-	2,037	0.15	2,620	0.22
Incentive fee waiver	-	-	-	-	(3,711)	(0.27)	-	-
Total advisory fees	$1,567	$0.11	$1,253	$0.10	$1,387	$0.10	$6,423	$0.54
Administration fees	280	0.02	505	0.04	1,262	0.09	1,243	0.11
Directors’ fees	55	-	53	-	162	0.01	159	0.01
Interest expense	3,692	0.27	5,485	0.46	11,816	0.84	14,054	1.19
Professional services	642	0.05	587	0.05	1,743	0.13	1,470	0.12
Custody fees	32	-	38	-	100	0.01	113	0.01
Other	260	0.02	50	-	838	0.06	665	0.06
Income Tax Expense
Excise tax	(208)	(0.01)	238	0.02	(34)	(0.00)	374	0.03
(1)
The per share amounts are based on a weighted average of 13,889,750 and 13,921,112 outstanding common shares for the three and nine months ended September 30, 2026, respectively.
(2)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.

Expenses are largely comprised of advisory fees and administration fees paid to GECM and interest expense on our outstanding notes payable. See “Liquidity and Capital Resources.” Advisory fees include management fees and incentive fees calculated in accordance with the Investment Management Agreement, and administration fees include direct costs reimbursable to GECM under the Administration Agreement and fees paid for sub-administration services.

Management fees decreased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 due to a decrease in the underlying management fee assets, primarily due to a decline in the fair value of the portfolio of investments, in the current year periods as compared to the corresponding prior year periods.

Effective February 2026, GECM waived all accrued and unpaid incentive fees through March 31, 2026. Effective April 2026, GECM waived all accrued and unpaid incentive fees through June 30, 2026. As of December 31, 2025, there were approximately $2.3 million of accrued and unpaid incentive fees on our balance sheet. For the six months ended June 30, 2026, an additional $1.4 million of incentive fees were accrued, resulting in $3.7 million of accrued and unpaid incentive fees. In connection with the incentive fee waiver, we recognized the reversal of these accrued and unpaid incentive fees during the six months ended June 30, 2026, resulting in a corresponding increase in net income and increase in net asset value in the period (subject to any offsetting additional expenses or losses). The incentive fee waiver is not subject to recapture. Incentive fees increased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, during which no incentive fees were earned due to lower investment income and capital raises during the prior year period that increased the incentive fee hurdle.

Professional services costs increased for the three and nine months ended September 30, 2026 as compared to the corresponding periods in the prior year, primarily due to general rate increases for professional services, including legal and accounting fees, along with certain one-time fees.

Administration fees decreased for the three months ended September 30, 2026 as compared to the corresponding period in the prior year primarily due to a one-time adjustment to allocable overhead and other expenses incurred by GECM under the Administration Agreement, reflecting the finalization of certain expense allocations.

Interest expense decreased for the three and nine months ended September 30, 2026 as compared to the corresponding periods in the prior year primarily due to lower average principal balances outstanding on the Notes during the period.

Realized Gains (Losses)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net Realized Gain (Loss)	$(2,214)	$(0.16)	$6,156	$0.50	$3,361	$0.24	$6,879	$0.58
Gross realized gain	1,891	0.14	6,553	0.53	8,770	0.63	7,392	0.62
Gross realized loss	(4,105)	(0.30)	(397)	(0.03)	(5,409)	(0.39)	(513)	(0.04)
(1)
The per share amounts are based on a weighted average of 13,889,750 and 13,921,112 outstanding common shares for the three and nine months ended September 30, 2026, respectively.
(2)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.

Realized losses for the three months ended September 30, 2026 were primarily driven by the $4.1 million loss on the sale of our investment in Flexsys Cayman Holdings, LP (“Flexsys”). Realized gains for the three months ended September 30, 2026 includes approximately $1.2 million from the realization of our investment in American Coastal Insurance Corp. (“American Coastal”) and approximately $0.6 million from distributions from our investment in CW Opportunity 2 LP (“CW Opportunity”).

Realized gain for the nine months ended September 30, 2026 includes approximately $2.7 million from the realization of our investment in Stone Ridge Opportunities Fund, LP (“Stone Ridge”), $2.5 million from the realization of our investment in the unsecured bond of American Coastal, and $2.4 million from distributions from our investment in CW Opportunity. Realized losses for the nine months ended September 30, 2026 were primarily driven by a $4.1 million loss on the sale of our investment in Flexsys, $0.2 million loss on the sale of our equity investment in the State Street Blackstone Senior Loan ETF, $0.2 million from the partial realization of our investment in the first lien term loan of Auction.com, and $0.2 million from the realization of our investment in Invesco Senior Loan Fund.

Net realized gain for the three and nine months ended September 30, 2025 includes approximately $4.3 million in gains on the investments in Nice-Pak Products, Inc. (“Nice-Pak”) which were realized in connection with the merger with Vivos Holdings, LLC and $1.9 million in gain on distributions from the investment in CW Opportunity.

Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	In Thousands	Per Share(1)	In Thousands	Per Share(2)	In Thousands	Per Share(1)	In Thousands	Per Share(2)
Net change in unrealized appreciation/ (depreciation)	$(4,386)	$(0.32)	$(30,601)	$(2.48)	$(13,765)	$(0.99)	$(29,608)	$(2.51)
Unrealized appreciation	6,802	0.49	5,270	0.43	11,235	0.81	16,726	1.42
Unrealized depreciation	(11,188)	(0.81)	(35,871)	(2.91)	(25,000)	(1.80)	(46,334)	(3.93)

(1)
The per share amounts are based on a weighted average of 13,889,750 and 13,921,112 outstanding common shares for the three and nine months ended September 30, 2026, respectively.
(2)
The per share amounts are based on a weighted average of 12,315,210 and 11,808,363 outstanding common shares for the three and nine months ended September 30, 2025, respectively.

For the three months ended September 30, 2026, net unrealized depreciation was primarily attributable to (i) approximately $3.3 million of unrealized depreciation on our investment in the CLO JV, (ii) approximately $1.3 million of unrealized depreciation related to our equity investment in Great Elm Specialty Finance, (iii) approximately $1.3 million related to the reversal of previously recognized unrealized appreciation on our investment in American Coastal in connection with the realization during the period, (iv) approximately $1.1 million of unrealized depreciation on our investment in CW Opportunity, and (v) approximately $0.8 million of net unrealized depreciation related to our investment in Universal Fiber Systems, LLC (“Universal Fiber”). These unrealized losses were partially offset by the reversal of approximately $4.6 million of previously recognized unrealized depreciation in Flexsys in connection with the sale during the period and $0.6 million of unrealized appreciation on our investment in Trouvaille Re Ltd.

For the nine months ended September 30, 2026, net unrealized depreciation was primarily attributable to (i) approximately $7.1 million of unrealized depreciation related to our investment in CLO JV, driven by decreases in the fair value of the underlying CLO investments, (ii) approximately $2.9 million of net unrealized depreciation related to our investment in Universal Fiber, and (iii) approximately $2.8 million of net unrealized depreciation related to our equity investment in Great Elm Specialty Finance. In addition, unrealized depreciation included approximately $2.6 million attributable to the reversal of previously recognized unrealized appreciation on our investment in Stone Ridge and approximately $3.0 million attributable to the reversal of previously recognized unrealized appreciation on our investment in American Coastal, in each case in connection with the realization activity discussed above.

These unrealized losses were partially offset by unrealized appreciation of approximately $4.8 million attributable to the reversal of previously recognized unrealized depreciation on our investment in Flexsys in connection with the sale during the period and $1.1 million on our investment in Del Monte Food Corp II, Inc., primarily in connection with a $1.6 million partial paydown of our junior debtor-in-possession loan.

For the three months ended September 30, 2025, net unrealized depreciation was primarily driven by unrealized depreciation of approximately $16.3 million across our investments in First Brands, Inc. (“First Brands”) resulting from decreases in the public market pricing for these loans in connection with the bankruptcy filing at the time. In addition, for the three months ended September 30, 2025, we recognized unrealized depreciation of approximately $4.1 million and $3.2 million on our investments in CW Opportunity and CLO JV, respectively. This unrealized depreciation was offset by distributions of $1.9 million in realized gain distributions and $1.5 million in income distributions from CW Opportunity and CLO JV, respectively, during the quarter. In addition, unrealized depreciation includes approximately $4.5 million in reversal of previously recognized unrealized appreciation on our investments in Nice-Pak in connection with the merger of the company into the Vivos Holdings, LLC, resulting in realized gains of $4.3 million. These losses were partially offset by unrealized appreciation driven by increases in the fair value of our investments in Trouvaille Re Ltd. and Great Elm Specialty Finance, LLC (“GESF”) common stock resulting in unrealized appreciation of $1.2 million and $0.9 million, respectively.

Net unrealized depreciation for the nine months ended September 30, 2025 was primarily driven by the prior period losses discussed above which include unrealized depreciation of approximately $17.0 million, $4.1 million and $7.3 million on our investments in First Brands, Nice-Pak, and CLO JV, respectively. These losses are partially offset by unrealized appreciation of $8.5 million on our investment in CW Opportunity during the nine months ended September 30, 2025.

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

As of September 30, 2026, we had approximately $5.6 million of short-term investments in money market fund investments. As of September 30, 2026, we had investments in 60 debt instruments across 46 companies, totaling approximately $172.5 million at fair value and 21 equity investments in 16 companies, with an aggregate fair value of approximately $72.9 million.

In the normal course of business, we may enter into investment agreements under which we commit to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2026, we had approximately $1.3 million in unfunded commitments to provide financing to certain of our portfolio companies. We had sufficient availability on our Revolver as well as cash and other liquid assets on our September 30, 2026 balance sheet to satisfy the unfunded commitments.

For the nine months ended September 30, 2026, net cash provided by operating activities was approximately $49.9 million, reflecting $133.8 million provided by the sales of investments and principal payments offset by $88.4 million used for the purchase of investments and $2.5 million from the change in short-term investments.

For the nine months ended September 30, 2026, net cash used for financing activities was $51.8 million. Cash outflows primarily consisted of $45.5 million related to the repurchase and redemption of the 5.875% notes due 2026 (the “GECCO Notes”) and the partial repayment of the 8.50% notes due 2029 (the “GECCI Notes”), $0.5 million from the repurchases of common stock, and $11.1 million in distributions to stockholders. These outflows were partially offset by cash inflows of $6.0 million in net borrowings on the Revolver.

We believe we have sufficient liquidity available to meet our short-term and long-term obligations for at least the next 12 months and for the foreseeable future thereafter.

Contractual Obligations and Cash Requirements

A summary of our material contractual payment and other cash obligations as of September 30, 2026 is as follows:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual and Other Cash Obligations
GECCI Notes	50,000	-	50,000	-	-
GECCH Notes	41,400	-	-	41,400	-
GECCG Notes	57,500	-	-	57,500	-
Revolving Credit Facility	6,000	-	6,000	-	-
Total	$154,900	$-	$56,000	$98,900	$-

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

As of September 30, 2026, there were $6.0 million in borrowings outstanding under the revolving line.

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

On April 17, 2024, we issued $30.0 million in aggregate principal amount of GECCI Notes. On April 25, 2024, we issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. On August 19, 2026, we redeemed $6.5 million of outstanding GECCI Notes at 100% of the principal amount. The aggregate principal balance of the GECCI Notes outstanding as of September 30, 2026 was $50.0 million.

On September 19, 2024, we issued $36.0 million in aggregate principal amount of 8.125% notes due 2029 (the “GECCH Notes”). On October 3, 2024, we issued an additional $5.4 million of the GECCH Notes upon full exercise of the underwriters’ over-allotment option. The aggregate principal balance of the GECCH Notes outstanding as of September 30, 2026 was $41.4 million.

On September 11, 2025, we issued $50.0 million in aggregate principal amount of 7.75% notes due 2030 (the “GECCG Notes” and together with the GECCI Notes and GECCH Notes, the “Notes”). On October 2, 2025, we issued an additional $7.5 million of the GECCG Notes upon full exercise of the underwriters' over-allotment option. The aggregate principal balance of the GECCG Notes outstanding as of September 30, 2026 was $57.5 million.

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

On May 3, 2018, a majority of our stockholders approved the application of the modified minimum asset coverage requirement pursuant to Section 61(a)(2) under the Investment Company Act. As a result of such approval, and subject to satisfying certain ongoing disclosure requirements, effective May 4, 2018, the asset coverage ratio test applicable to the Company was decreased from 200% to 150%. As of September 30, 2026, our asset coverage ratio was approximately 166.3%. Under the Investment Company Act, we are subject to a minimum asset coverage ratio of 150%.

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

During fiscal years 2024 and 2025 and through October 26, 2026, using the high and low sales prices within each fiscal quarter compared to the NAV at such quarter end, our common stock has traded as high as a 14.4% premium to NAV and as low as a 38.8% discount to NAV.

		Closing Sales Price(1)		Premium (Discount) of High Sales Price	Premium (Discount) of Low Sales Price	Distributions
	NAV	High	Low	to NAV(1)(2)	to NAV(1)(2)	Declared(3)
Fiscal year ending December 31, 2026
Fourth Quarter (through October 26, 2026)	N/A	$5.08	$4.70	--	--	--
Third Quarter	7.40	6.17	5.08	(16.6)%	(31.4)%	0.25
Second Quarter	7.95	6.50	5.00	(18.2)%	(37.1)%	0.25
First Quarter	7.74	7.31	4.74	(5.6)%	(38.8)%	0.30
Fiscal year ending December 31, 2025
Fourth Quarter	$8.07	$8.98	$6.66	11.3%	(17.5)%	$0.37
Third Quarter	10.01	11.45	10.02	14.4%	0.1%	0.37
Second Quarter	12.10	11.11	9.20	(8.2)%	(24.0)%	0.37
First Quarter	11.46	11.34	10.02	(1.0)%	(12.6)%	0.37
Fiscal year ending December 31, 2024
Fourth Quarter	$11.79	$10.99	$9.68	(6.8)%	(17.9)%	$0.40
Third Quarter	12.04	10.90	9.66	(9.5)%	(19.8)%	0.35
Second Quarter	12.06	10.91	10.07	(9.5)%	(16.5)%	0.35
First Quarter	12.57	11.10	10.22	(11.7)%	(18.7)%	0.35
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

The last reported closing price for our common stock on October 26, 2026 was $4.70 per share. As of October 26, 2026, we had 12 record holders of our common stock.

Distributions

The following table summarizes our distributions declared for record dates since January 1, 2024:

Record Date	Payment Date	Distribution Per Share Declared
March 15, 2024	March 29, 2024	$0.35
June 14, 2024	June 30, 2024	$0.35
September 16, 2024	September 30, 2024	$0.35
December 16, 2024	December 31, 2024	$0.35
December 31, 2024	January 15, 2025	$0.05
March 17, 2025	March 31, 2025	$0.37
June 16, 2025	June 30, 2025	$0.37
September 16, 2025	September 30, 2025	$0.37
December 15, 2025	December 31, 2025	$0.37
March 16, 2026	March 31, 2026	$0.30
June 15, 2026	June 30, 2026	$0.25
September 15, 2026	September 30, 2026	$0.25
December 15, 2026	December 31, 2026	$0.25

Recent Developments

Distribution

Our board set the distribution for the quarter ending December 31, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on December 31, 2026 to stockholders of record as of December 15, 2026. The distribution will be paid in cash.

Interest Rate Risk

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2026, approximately $121.1 million in principal amount of our debt investments bore interest at variable rates, which are generally based on SOFR or US prime rate, and many of which are subject to certain floors. As of September 30, 2026, $6.0 million of borrowings were outstanding under our revolving credit facility, which bears interest at a variable rate generally based on SOFR or the US prime rate. Recently, interest rates have risen and a prolonged increase in interest rates will increase our gross investment income and could result in an increase in our net investment income if such increases in interest rates are not offset by a corresponding decrease in the spread over variable rates that we earn on any portfolio investments or an increase in our operating expenses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 40 debt investments were at variable rates, representing approximately $54.4 million and $121.1 million in principal debt, respectively. As of December 31, 2025, 12 debt investments in our portfolio bore interest at a fixed rate, and the remaining 46 debt investments were at variable rates, representing approximately $53.0 million and $159.8 million in principal debt, respectively. In addition, borrowings under our revolving credit facility bear interest at variable rates, which are generally based upon the SOFR or US prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying reference rate, and no other change in our portfolio and outstanding revolving credit facility borrowings as of September 30, 2026. See the following table for the effect the rate changes would have on net investment income. Interest income reflects interest generated from variable rate debt investments in our portfolio, while interest expense is calculated based on the terms of our outstanding revolving credit facility as of September 30, 2026.

Reference Rate Increase (Decrease)	Increase (decrease) of Interest Income (in thousands)(1)	Increase (decrease) of Interest Expense (in thousands)	Increase (decrease) of Net Investment Income (in thousands)
3.00%	$3,632	$(180)	$3,452
2.00%	2,421	(120)	2,301
1.00%	1,211	(60)	1,151
(1.00)%	(1,211)	60	(1,151)
(2.00)%	(2,421)	120	(2,301)
(3.00)%	(3,632)	180	(3,452)
(1)
Several of our debt investments with variable rates contain a reference rate floor. The actual increase (decrease) of net investment income reflected in the table above takes into account such floors to the extent applicable.

Although we believe that this analysis is indicative of our existing interest rate sensitivity as of September 30, 2026, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase (decrease) in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2025, the Company implemented a stock buyback program pursuant to Rule 10b5-1 under the Exchange Act authorizing us to repurchase up to $10.0 million of our outstanding shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. There were no share repurchases during the three months ended September 30, 2026.

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101

Materials from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in inline Extensible Business Reporting Language (XBRL): (i) statements of assets and liabilities, (ii) statements of operations, (iii) statements of changes in net assets, (iv) statements of cash flows, (v) schedules of investments, and (vi) related notes to the financial statements, tagged in detail (furnished herewith)

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in inline XBRL (included as Exhibit 101)

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

GREAT ELM CAPITAL CORP.

Date: November 2, 2026	By:	/s/ Jason Reese
	Name:	Jason Reese
	Title:	Chief Executive Officer

Date: November 2, 2026	By:	/s/ Keri A. Davis
	Name:	Keri A. Davis
	Title:	Chief Financial Officer

GREAT ELM CAPITAL CORP.

GREAT ELM CAPITAL CORP.

STATEMENTS OF ASSETS AND LIABILITIES (unaudited)

Dollar amounts in thousands (except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Investments
Non-affiliated, non-controlled investments, at fair value (amortized cost of $190,290 and $254,313, respectively)	$155,840	$218,381
Non-affiliated, non-controlled short-term investments, at fair value (amortized cost of $5,586 and $32,803, respectively)	5,586	32,803
Affiliated investments, at fair value (amortized cost of $25,961 and $12,379, respectively)	8,244	-
Controlled investments, at fair value (amortized cost of $106,133 and $94,683, respectively)	81,358	79,887
Total investments	251,028	331,071

Cash and cash equivalents	-	1,834
Receivable for investments sold	637	3,215
Interest receivable	2,045	2,182
Dividends receivable	1,025	1,046
Due from affiliates	73	218
Deferred financing costs	480	256
Prepaid expenses and other assets	1,418	953
Total assets	$256,706	$340,775

Liabilities
Notes payable (including unamortized discount of $4,091 and $5,064, respectively)	$144,808	$189,319
Revolving credit facility	6,000	-
Payable for investments purchased	464	33,652
Interest payable	97	64
Accrued incentive fees payable	593	2,267
Due to affiliates	1,225	1,475
Accrued expenses and other liabilities	800	1,052
Total liabilities	$153,987	$227,829

Commitments and contingencies (Note 7)

Net Assets
Common stock, par value $0.01 per share (100,000,000 shares authorized, 13,889,750 shares issued and outstanding and 13,998,168 shares issued and outstanding, respectively)	$139	$140
Additional paid-in capital	358,239	358,778
Accumulated losses	(255,659)	(245,972)
Total net assets	$102,719	$112,946
Total liabilities and net assets	$256,706	$340,775
Net asset value per share	$7.40	$8.07

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF OPERATIONS (unaudited)

Dollar amounts in thousands (except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income:
Interest income from:
Non-affiliated, non-controlled investments	$3,933	$5,907	$13,271	$18,869
Non-affiliated, non-controlled investments (PIK)	571	866	2,093	2,121
Affiliated investments	62	-	232	-
Affiliated investments (PIK)	13	-	149	-
Controlled investments	970	810	2,681	2,528
Total interest income	5,549	7,583	18,426	23,518
Dividend income from:
Non-affiliated, non-controlled investments	-	95	2,207	2,663
Controlled investments	2,647	1,965	7,762	9,245
Total dividend income	2,647	2,060	9,969	11,908
Other income from:
Non-affiliated, non-controlled investments	315	999	556	1,814
Non-affiliated, non-controlled investments (PIK)	183	-	183	174
Total other income	498	999	739	1,988
Total investment income	$8,694	$10,642	$29,134	$37,414

Expenses:
Management fees	$974	$1,253	$3,061	$3,803
Incentive fees	593	-	2,037	2,620
Administration fees	280	505	1,262	1,243
Custody fees	32	38	100	113
Directors’ fees	55	53	162	159
Professional services	642	587	1,743	1,470
Interest expense	3,692	5,485	11,816	14,054
Other expenses	260	50	838	665
Total expenses	$6,528	$7,971	$21,019	$24,127
Incentive fee waiver	-	-	(3,711)	-
Net expenses	$6,528	$7,971	$17,308	$24,127
Net investment income before taxes	$2,166	$2,671	$11,826	$13,287
Excise tax	$(208)	$238	$(34)	$374
Net investment income	$2,374	$2,433	$11,860	$12,913

Net realized and unrealized gains (losses):
Net realized gain (loss) on investment transactions from:
Non-affiliated, non-controlled investments	$(2,214)	$6,156	$3,360	$6,879
Affiliated investments	-	-	1	-
Realized loss on repurchase of debt	-	-	(2)	-
Total net realized gain (loss)	(2,214)	6,156	3,359	6,879
Net change in unrealized appreciation (depreciation) on investment transactions from:
Non-affiliated, non-controlled investments	996	(28,339)	(842)	(22,726)
Affiliated investments	(744)	-	(2,944)	-
Controlled investments	(4,638)	(2,262)	(9,979)	(6,882)
Total net change in unrealized appreciation (depreciation)	(4,386)	(30,601)	(13,765)	(29,608)
Net realized and unrealized gains (losses)	$(6,600)	$(24,445)	$(10,406)	$(22,729)
Net increase (decrease) in net assets resulting from operations	$(4,226)	$(22,012)	$1,454	$(9,816)

Earnings per share (basic and diluted):	$(0.30)	$(1.79)	$0.10	$(0.83)
Weighted average shares outstanding (basic and diluted):	13,889,750	12,315,210	13,921,112	11,808,363

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

Dollar amounts in thousands

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,374	$2,433	$11,860	$12,913
Net realized gain (loss)	(2,214)	6,156	3,359	6,879
Net change in unrealized appreciation (depreciation) on investments	(4,386)	(30,601)	(13,765)	(29,608)
Net increase (decrease) in net assets resulting from operations	(4,226)	(22,012)	1,454	(9,816)

Distributions to stockholders:
Distributions(1)	(3,473)	(4,932)	(11,141)	(13,484)
Total distributions to stockholders	(3,473)	(4,932)	(11,141)	(13,484)

Capital transactions:
Issuance (Buyback) of common stock, net	-	27,010	(540)	27,285
Net increase (decrease) in net assets resulting from capital transactions	-	27,010	(540)	27,285
Total increase (decrease) in net assets	(7,699)	66	(10,227)	3,985

Net assets at beginning of period	$110,418	$140,032	$112,946	$136,113
Net assets at end of period	$102,719	$140,098	$102,719	$140,098

Capital share activity
Shares outstanding at the beginning of the period	13,889,750	11,568,378	13,998,168	11,544,415
Issuance (Buyback) of common stock, net	-	2,429,790	(108,418)	2,453,753
Shares outstanding at the end of the period	13,889,750	13,998,168	13,889,750	13,998,168
(1)
Distributions were from distributable earnings for each of the periods presented.

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (unaudited)

Dollar amounts in thousands

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,454	$(9,816)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(88,398)	(146,308)
Net change in short-term investments	(2,526)	(15,893)
Capitalized payment-in-kind interest	(2,457)	(2,394)
Proceeds from sales of investments	97,375	74,197
Proceeds from principal payments	36,451	58,275
Net realized (gain) loss on investments	(3,361)	(6,879)
Net change in unrealized (appreciation) depreciation on investments	13,765	29,608
Amortization of premium and accretion of discount, net	(1,416)	(2,268)
Net realized loss on repurchase of debt	2	-
Amortization of discount (premium) on long term debt	1,362	2,246
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	137	(77)
(Increase) decrease in dividends receivable	21	(941)
(Increase) decrease in due from affiliates	145	14
(Increase) decrease in prepaid expenses and other assets	(465)	(857)
Increase (decrease) in due to affiliates and incentive fee payable	(1,924)	(382)
Increase (decrease) in interest payable	33	264
Increase (decrease) in accrued expenses and other liabilities	(252)	(197)
Net cash provided by (used for) operating activities	49,946	(21,408)
Cash flows from financing activities
Issuance of notes payable, net of issuance costs	-	48,351
Repayment of notes payable	(45,483)	(40,000)
Borrowings under credit facility	35,000	34,000
Repayments under credit facility	(29,000)	(34,000)
Proceeds from issuance (buyback) of common stock, net of issuance costs	(540)	27,285
Payments of deferred financing costs	(616)	(167)
Distributions paid	(11,141)	(14,061)
Net cash provided by (used for) financing activities	(51,780)	21,408
Net increase (decrease) in cash	(1,834)	-
Cash, cash equivalents and restricted cash, beginning of period	1,834	-
Cash, cash equivalents and restricted cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,418	$11,545

The accompanying notes are an integral part of these financial statements.

GREAT ELM CAPITAL CORP.

SCHEDULE OF INVESTMENTS (unaudited)

September 30, 2026

Dollar amounts in thousands

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Investments at Fair Value
ACTIV8 Health, LLC	Insurance	1st Lien, Secured Loan	2, 6, 19	3M SOFR + 5.75% (9.50%)	02/03/2026	02/03/2031	3,677	$3,642	$3,730
Advancion Holdings LLC	Chemicals	1st Lien, Secured Loan	2, 6, 13	3M SOFR + 5.50% (9.58%)	09/18/2026	11/25/2030	3,070	3,049	3,058
Alpha Edison Quantum II, LLC	Technology	Common Equity	4, 10, 11	n/a	06/29/2026	n/a	5,900,000	5,900	5,900	94.32%
Auction.com	Financial Services	1st Lien, Secured Loan	2, 6, 18	1M SOFR + 6.00% (9.90%)	09/09/2024	05/26/2028	1,984	1,926	1,886
Champions Financing Inc.	Automobiles	1st Lien, Secured Bond		8.75%	06/02/2026	02/15/2029	3,000	2,962	2,996
CLO Formation JV, LLC	Structured Finance	Common Equity	4, 10, 11	n/a	04/23/2024	n/a	166	52,358	34,285	71.25%
CMI Marketing, Inc.	Marketing Services	1st Lien, Secured Loan	2, 14	1M SOFR + 4.25% (8.27%)	09/05/2025	03/23/2028	2,380	2,349	2,227
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 9.25% (13.25%)	07/31/2025	06/27/2030	3,361	3,279	3,404
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 1 warrants	8, 21	n/a	07/31/2025	n/a	103,547	-	171	*
Commercial Vehicle Group, Inc.	Transportation Equipment Manufacturing	Tranche 2 warrants	8, 21	n/a	07/31/2025	n/a	103,547	-	150	*
Confluence Technologies	Technology	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 3.75% (7.97%)	03/04/2025	07/31/2028	1,087	1,016	876
Coreweave Compute Acquisition Co. II, LLC	Technology	1st Lien, Secured Loan	2, 6, 13	3M SOFR + 9.62% (13.57%)	08/21/2023	07/31/2028	8,663	8,645	8,922
Coreweave Compute Acquisition Co. IV, LLC	Technology	1st Lien, Secured Loan	2, 6, 13	3M SOFR + 6.00% (9.74%)	05/29/2024	05/16/2030	1,833	1,814	1,888
CoreWeave Financing DDTL V, LLC	Technology	1st Lien, Delayed Draw Term Loan	2, 10, 13	1M SOFR + 4.50% (8.37%)	05/06/2026	11/14/2031	6,651	6,588	6,694
Coreweave, Inc.	Technology	Unsecured Bond	10	9.63%	06/11/2026	07/15/2032	2,000	2,000	1,702
CW Opportunity 2 LP	Technology	Private Fund	10, 11	n/a	05/14/2024	n/a	3,121,307	3,121	4,816
Del Monte Foods Corp II Inc	Food & Staples	Jr. DIP Loan	2, 6, 9, 16	1M SOFR + 9.50% (13.50%)	07/14/2025	11/16/2026	2,517	2,515	680
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 9, 14	3M SOFR + 11.00% (15.22%)	10/16/2024	08/02/2028	2,040	2,030	-
Del Monte Foods Corp II Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 9, 13	3M SOFR + 11.00% (15.22%)	04/17/2025	08/02/2028	264	255	-
DISQO, Inc.	Technology	Common Equity	6	n/a	09/18/2026	n/a	400,000	1,000	1,000	*
Dorel Industries Inc.	Consumer Products	1st Lien, Secured Loan	2, 6, 7, 19	3M SOFR + 8.00% (12.65% Cash + 2.50% PIK)	11/14/2025	09/30/2030	6,980	6,710	6,527
Dorel Industries Inc.	Consumer Products	Warrants	6, 8, 10, 21	n/a	11/14/2025	n/a	95,122	-	91	*
DS Admiral Bidco, LLC	Technology	1st Lien, Secured Loan	2, 13	1M SOFR + 4.25% (8.32%)	10/24/2025	06/26/2031	2,969	2,915	2,804
Dynata, LLC (New Insight Holdings, Inc.)	Internet Media	Warrants	6, 8, 21	n/a	07/15/2024	n/a	45,714	-	-	*
EagleView Technology Corp	Technology	1st Lien, Secured Loan	2, 7, 19	3M SOFR + 6.50% (9.57% Cash + 1.00% PIK)	10/21/2024	08/14/2028	2,253	2,214	2,186

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
Elevate Textiles, Inc.	Textiles	1st Lien, Secured Loan	2, 16	3M SOFR + 6.50% (10.38%)	11/07/2024	09/30/2027	2,654	2,418	2,057
First Brands, Inc.	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 9, 16	3M SOFR + 5.00% (9.34%)	06/09/2023	03/30/2027	2,174	2,175	1
First Brands, Inc.	Transportation Equipment Manufacturing	2nd Lien, Secured Loan	2, 6, 9, 16	3M SOFR + 8.50% (12.84%)	03/24/2021	03/30/2028	16,200	15,812	4
Foresight Energy	Metals & Mining	1st Lien, Secured Loan	2, 6, 18	3M SOFR + 8.00% (12.17%)	07/29/2021	06/30/2027	5,766	5,770	5,600
Form Technologies LLC	Industrial	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 5.75% (9.48%)	11/01/2024	07/19/2030	2,698	2,658	2,621
FPL Food LLC	Food & Staples	1st Lien, Secured Loan	2, 6	PRIME + 3.25% (11.50%)	10/02/2024	02/13/2027	4,000	4,000	4,030
Goodnight Water Solutions, LLC	Energy Midstream	1st Lien, Secured Loan	2, 6, 13	1M SOFR + 4.00% (7.90%)	10/15/2025	06/04/2029	995	985	995
Great Elm Specialty Finance, LLC	Specialty Finance	Subordinated Note	4, 6	13.00%	09/01/2023	06/30/2029	30,875	30,875	30,875
Great Elm Specialty Finance, LLC	Specialty Finance	Common Equity	4, 6	n/a	09/01/2023	n/a	87,500	17,000	10,298	87.50%
Hyper Ice, Inc.	Consumer Products	1st Lien, Secured Loan	2, 6, 19	1M SOFR + 7.00% (10.86%)	09/16/2026	09/16/2031	5,000	4,901	4,900
Inmar Inc.	Consumer Services	1st Lien, Secured Loan	2, 6, 13	3M SOFR + 4.50% (8.32%)	10/31/2024	10/30/2031	2,482	2,432	2,296
IPL Schoeller	Packaging	1st Lien, Secured Bond	10	9.50%	06/12/2026	05/15/2030	2,000	1,846	1,798
Ipsen US Holdings, Inc.	Industrial	1st Lien, Secured Loan	2, 6, 7, 20	1M SOFR + 11.98% (7.20% Cash + 8.68% PIK)	08/14/2024	07/31/2029	5,922	5,789	5,753
ITG Communications LLC	Industrial	1st Lien, Secured Loan	2, 13	1M SOFR + 4.75% (8.65%)	11/04/2025	07/09/2031	957	939	951
JFL-Tiger Acquisition Co Inc	Environmental Services	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 3.00% (6.73%)	02/24/2026	10/17/2030	1,985	1,988	1,985
MajorDrive Holdings IV, LLC	Consumer Products	1st Lien, Secured Loan	2, 14	3M SOFR + 4.00% (8.34%)	03/23/2026	06/01/2028	992	922	949
MajorDrive Holdings IV, LLC	Consumer Products	Unsecured Bond		6.38%	12/03/2025	06/01/2029	3,000	2,396	2,406
Maverick Gaming LLC	Casinos & Gaming	Sr. DIP Loan	2, 6, 7, 19	1M SOFR + 12.50% (0.00% Cash + 16.40% PIK)	07/31/2025	12/31/2026	721	721	721
Maverick Gaming LLC	Casinos & Gaming	Jr. DIP Loan	2, 6, 9, 19	1M SOFR + 12.50% (16.40%)	07/16/2025	12/31/2026	1,603	1,550	697
Maverick Gaming LLC	Casinos & Gaming	1st Lien, Secured Loan	2, 6, 9, 16	3M SOFR + 7.50% (11.57%)	04/03/2024	06/03/2028	5,741	6,349	-
Natus Medical Inc	Healthcare	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 5.25% (9.47%)	11/13/2025	07/20/2029	1,000	998	995
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 9, 10, 13	3M SOFR + 12.50% (11.57% Cash + 5.00% PIK)	02/20/2025	02/20/2027	1,268	1,250	-
New Wilkie Energy Pty Limited	Metals & Mining	1st Lien, Secured Loan	2, 6, 7, 9, 10, 13	3M SOFR + 12.50% (11.57% Cash + 5.00% PIK)	02/20/2025	02/20/2027	114	103	-
New Wilkie Energy Pty Limited	Metals & Mining	2nd Lien, Secured Loan	6, 8, 10, 13, 22	n/a	02/20/2025	n/a	4,153	4,460	-
NGC CLO 2 Ltd.	Structured Finance	CLO Equity	6, 10	n/a	03/07/2025	n/a	7,410	6,190	6,088
Northeast Grocery Inc	Food & Staples	1st Lien, Secured Loan	2, 6, 16	3M SOFR + 7.50% (11.22%)	08/08/2024	12/13/2028	2,486	2,506	2,486

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
NTI Buyer, LLC	Wireless Telecommunication Services	1st Lien, Secured Loan	2, 13	3M SOFR + 4.25% (8.06%)	06/12/2026	07/01/2033	3,000	2,971	2,981
NY Daily News Enterprises, LLC	Media	1st Lien, Secured Loan	6	9.00%	02/04/2026	02/04/2029	6,167	6,167	6,167
PFI Lower Midco LLC	Food & Staples	1st Lien, Secured Loan	2, 13	1M SOFR + 4.00% (7.90%)	11/14/2025	12/01/2032	1,985	1,984	1,995
PFS Holdings Corp.	Food & Staples	Common Equity	5, 6, 8	n/a	11/13/2020	n/a	5,238	12,379	-	5.05%
PowerStop LLC	Transportation Equipment Manufacturing	1st Lien, Secured Loan	2, 6, 14	3M SOFR + 4.50% (8.42%)	02/09/2024	01/26/2029	1,586	1,507	1,555
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 16.00% (0.00% Cash + 19.80% PIK)	01/31/2023	02/24/2027	196	196	189
Ruby Tuesday Operations LLC	Restaurants	1st Lien, Secured Loan	2, 6, 7, 17	1M SOFR + 12.00% (9.80% Cash + 6.00% PIK)	09/03/2024	02/24/2027	2,756	2,752	2,636
Ruby Tuesday Operations LLC	Restaurants	Warrants	6, 8, 21	n/a	02/24/2021	n/a	311,697	-	48	2.18%
Ryan, LLC	Business Services	1st Lien, Secured Loan	2, 14	1M SOFR + 3.50% (7.40%)	11/05/2025	11/05/2032	3,548	3,532	3,553
Thryv, Inc.	Marketing Services	1st Lien, Secured Loan	2, 10, 16	1M SOFR + 6.75% (10.65%)	04/30/2024	05/01/2029	1,170	1,163	1,135
Trident TPI Holding, Inc.	Packaging	1st Lien, Secured Loan	2, 14	3M SOFR + 3.75% (7.82%)	03/23/2026	09/18/2028	992	949	962
Trident TPI Holding, Inc.	Packaging	Unsecured Bond		12.75%	11/26/2025	12/31/2028	3,000	3,026	2,994
Trouvaille Re Ltd.	Insurance	Preference Shares	6, 10	n/a	03/27/2024	n/a	100	3,136	3,990
TRU Taj Trust	Retail	Common Equity	6, 8	n/a	07/21/2017	n/a	16,000	611	84	2.75%
TruGreen LP	Consumer Services	1st Lien, Secured Loan	2, 15	1M SOFR + 4.00% (8.00%)	05/14/2024	11/02/2027	2,248	2,214	2,190
TruGreen LP	Consumer Services	2nd Lien, Secured Loan	2, 15	3M SOFR + 8.50% (12.58%)	05/14/2024	11/02/2028	1,400	1,262	1,187
Universal Fiber Systems	Chemicals	1st Lien, Secured Loan	2, 6, 7, 16	1M SOFR + 8.00% (10.02% Cash + 2.00% PIK)	10/16/2024	09/30/2028	2,496	2,496	2,488
Universal Fiber Systems	Chemicals	Preference Shares	6, 8	n/a	04/07/2026	n/a	46,573	4,279	4,069	4.66%
Universal Fiber Systems	Chemicals	Class A-1 Common	6, 8	n/a	04/07/2026	n/a	53,833	-	1,687	5.38%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	41,687	6,807	-	5.66%
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	371	-	-	*
Universal Fiber Systems	Chemicals	Common Equity	6, 8	n/a	10/16/2024	n/a	976	-	-	2.37%
VCI Asset Holdings 2 LLC	Technology	1st Lien, Secured Loan	6	7.38%	02/13/2026	02/13/2031	2,096	2,077	2,154
VCI Intermediate TopCo 2 LLC	Technology	Private Fund	10, 11	n/a	02/13/2026	n/a	228,400	209	229
Victra Holdings, LLC	Retail	1st Lien, Secured Loan	2, 15	3M SOFR + 3.75% (7.82%)	09/10/2024	03/31/2029	1,313	1,313	1,301
Vivos Holdings, LLC	Consumer Products	1st Lien, Secured Loan	2, 6, 18	1M SOFR + 6.00% (9.90%)	08/13/2025	08/13/2030	4,714	4,675	4,629
Vivos Holdings, LLC	Consumer Products	2nd Lien, Secured Loan	2, 6, 7, 20	1M SOFR + 10.00% (0.00% Cash + 13.90% PIK)	08/13/2025	02/13/2031	11,104	11,104	11,321
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	4.50% PIK	08/13/2025	08/13/2032	2,123	2,123	1,301
Vivos Holdings, LLC	Consumer Products	Promissory Note	6, 7	9.00% PIK	08/13/2025	08/13/2032	98	131	98
Vivos Holdings, LLC	Consumer Products	Warrants	6, 8, 21	n/a	08/13/2025	n/a	592	-	-	*
Total Investments excluding Short-Term Investments (238.95% of Net Assets)								$322,384	$245,442

Short-Term Investments

Portfolio Company	Industry	Security(1)	Notes	Interest Rate(2)	Initial Acquisition Date	Maturity Date	Par Amount / Quantity	Cost	Fair Value	Percentage of Class(3)
MFB Northern Inst Funds Treas Portfolio Premier CL	Short-Term Investments	Money Market		4.16%	n/a	n/a	5,586,016	5,586	5,586
Total Short-Term Investments (5.44% of Net Assets)								$5,586	$5,586
TOTAL INVESTMENTS (244.38% of Net Assets)			12					$327,970	$251,028
Liabilities in Excess of Other Assets (144.38% of Net Assets)									$(148,309)
NET ASSETS									$102,719
(1)
Great Elm Capital Corp.’s (the “Company”) investments are generally acquired in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and, therefore, are generally subject to limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(2)
Certain of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to Secured Overnight Financing Rate (“SOFR”) or prime rate (“Prime”) which are reset periodically. For each debt investment, the Company has provided the interest rate in effect as of period end. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate. The SOFR as of period end was 3.90%. The one-month (“1M”) SOFR as of period end was 3.91%. The three-month (“3M”) SOFR as of period end was 4.08%. The six-month (“6M”) SOFR as of period end was 4.27%. The Prime Rate as of period end was 7.00%.
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
(7)
Security pays, or has the option to pay, some or all of its interest in kind. As of September 30, 2026, the Dorel Industries, Inc. secured loan, the EagleView Technology Corp secured loan, the Ipsen US Holdings, Inc. secured loan, the Maverick Gaming Sr. DIP Loan, each of the Ruby Tuesday Operations, LLC (“Ruby Tuesday”) secured loans, the Universal Fiber Systems secured loan, and certain of the Vivos Holdings, LLC (“Vivos”) loans and notes pay all or a portion of their interest in-kind and the rates above reflect the payment-in-kind (“PIK”) interest rates.
(8)
Non-income producing security.
(9)
Investment was on non-accrual status as of period end.
(10)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the Investment Company Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 26.19% were non-qualifying assets as of period end.
(11)
As a practical expedient, the Company uses net asset value to determine the fair value of this investment.
(12)
As of period end, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $5,915; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $(82,857); the net unrealized depreciation was $(76,942); the aggregate cost of securities for Federal income tax purposes was $327,970.
(13)
Loan includes interest rate floor of 0.00%.
(14)
Loan includes interest rate floor of 0.50%.

(15)
Loan includes interest rate floor of 0.75%.
(16)
Loan includes interest rate floor of 1.00%.
(17)
Loan includes interest rate floor of 1.25%.
(18)
Loan includes interest rate floor of 1.50%.
(19)
Loan includes interest rate floor of 2.00%.
(20)
Loan includes interest rate floor of 2.50%.
(21)
The strike price at which investments in warrants may be exercised is $1.58 for the Commercial Vehicle Group, Inc. (“CVGI”) Tranche 1 warrants, $2.07 for the CVGI Tranche 2 warrants, $37.72 for the Dynata, LLC warrants, $0.01 for the Ruby Tuesday warrants, $3,930.13 for the Vivos warrants and $0.01 for the Dorel Industries Inc. warrants.
(22)
Investment is a debt investment that does not have a stated maturity date.

* Represents less than 1%.

As of September 30, 2026, the Company’s investments consisted of the following:

Investment Type	Investments at Fair Value	Percentage of Net Assets
Debt	$172,536	167.96%
Equity/Other	72,906	70.98%
Short-Term Investments	5,586	5.44%
Total	$251,028	244.38%

As of September 30, 2026, the geographic composition of the Company’s portfolio at fair value was as follows:

Geography	Investments at Fair Value	Percentage of Net Assets
United States	$247,038	240.50%
Bermuda	3,990	3.88%
Australia	-	0.00%
Total	$251,028	244.38%

As of September 30, 2026, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	Investments at Fair Value	Percentage of Net Assets
Specialty Finance	$41,172	40.09%
Structured Finance	40,373	39.30%
Technology	39,171	38.13%
Consumer Products	32,221	31.37%
Chemicals	11,303	11.00%
Industrial	9,326	9.08%
Food & Staples	9,191	8.95%
Insurance	7,719	7.51%
Media	6,167	6.00%
Packaging	5,754	5.60%
Consumer Services	5,673	5.52%
Metals & Mining	5,600	5.45%
Short-Term Investments	5,586	5.44%
Transportation Equipment Manufacturing	5,285	5.15%
Business Services	3,553	3.46%
Marketing Services	3,362	3.27%
Automobiles	2,996	2.92%
Wireless Telecommunication Services	2,981	2.90%
Restaurants	2,873	2.80%
Textiles	2,057	2.00%
Environmental Services	1,985	1.93%
Financial Services	1,886	1.84%
Casinos & Gaming	1,419	1.38%
Retail	1,385	1.35%
Energy Midstream	995	0.97%
Healthcare	995	0.97%
	$251,028	244.38%

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

GREAT ELM CAPITAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Dollar amounts in thousands, except share and per share amounts

1. ORGANIZATION

Great Elm Capital Corp. (the “Company”) was formed on April 22, 2016 as a Maryland corporation. The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company is managed by Great Elm Capital Management, LLC, a limited liability company (“GECM”), a subsidiary of Great Elm Group, Inc., a Delaware corporation (“GEG”).

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

Interest income in CLO subordinated note investments is recorded on an accrual basis utilizing an effective interest methodology based upon an effective yield to maturity of projected cash flows. ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325”) requires investment income from such investments be recognized under the effective interest method, with any difference between cash distributed and the amount calculated pursuant to the effective interest method be recorded as an adjustment to the cost basis of the investment. It is the Company’s policy to monitor and update the effective yield for each CLO subordinated note position held at each measurement date and updated periodically, as needed.

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

The Company recognized a reduction in excise tax expense of $34 during the nine months ended September 30, 2026. The Company accrued $374 of excise tax expense during the nine months ended September 30, 2025.

At December 31, 2025, the Company, for federal income tax purposes, had capital loss carryforwards of $188,051 which will reduce its taxable income arising from future net realized gains on investment transactions, if any, to the extent permitted by the Code, and thus will reduce the amount of distributions to stockholders, which would otherwise be necessary to relieve the Company of any liability for federal income tax. On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was signed by the President. The Modernization Act changed the capital loss carryforward rules as they relate to regulated investment companies. Capital losses generated in tax years beginning after the date of enactment may now be carried forward indefinitely, and retain the character of the original loss. Of the capital loss carryforwards at December 31, 2025, $38,660 are limited losses and available for use subject to annual limitation under Section 382. Of the capital losses at December 31, 2025, $16,815 are short-term and $171,236 are long-term.

ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (fiscal years 2021 through 2025), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

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

Fair Value Measurement. In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities to better reflect the value that market participants would place on such securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is evaluating the potential impact that the adoption of this ASU will have on its financial statements and related disclosures.

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

For the three and nine months ended September 30, 2026, management fees amounted to $974 and $3,061, respectively. For the three and nine months ended September 30, 2025, management fees amounted to $1,253 and $3,803, respectively. As of September 30, 2026 and December 31, 2025, $974 and $1,183, respectively, remained payable and are reflected in Due to affiliates on the Statement of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026, the Company incurred incentive fees of $593 and $2,037, respectively, excluding waivers of $3,711 applied during the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred incentive fees of $0 and $2,620, respectively. As of September 30, 2026, cumulative accrued incentive fees payable were $593, and after calculating the total return requirement, $0 was immediately payable. As of December 31, 2025, cumulative accrued incentive fees payable were $2,267, and after calculating the total return requirement, $0 was immediately payable. These payable amounts included both Accrued Unpaid Income Incentive Fees and amounts deferred under the total return requirement and would have become due upon meeting the criteria described above. For the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company did not have any Capital Gains Incentive Fees accrual.

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

Administration Fees The Company has an administration agreement (the “Administration Agreement”) with GECM to provide administrative services, including, among other things, furnishing the Company with office facilities, equipment, clerical, bookkeeping and record keeping services. The Company will reimburse GECM for its allocable portion of overhead and other expenses of GECM in performing its obligations under the Administration Agreement. Compensation of administrator personnel is allocated based on time allocation for the period. Other overhead costs are based on a combination of time allocation and total headcount.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses under the Administration Agreement of $245 and $1,052, respectively. For the three and nine months ended September 30, 2025, the Company incurred expenses under the Administration Agreement of $505 and $1,243, respectively. As of September 30, 2026 and December 31, 2025, $245 and $292 remained payable and are reflected in Due to affiliates on the Statement of Assets and Liabilities

4. FAIR VALUE MEASUREMENT

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment (if any), call provisions and comparable company valuations. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of September 30, 2026:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$45,068	$127,468	$172,536
Equity/Other	-	321	27,355	27,676
Short Term Investments	5,586	-	-	5,586
Total	$5,586	$45,389	$154,823	$205,798
Investment measured at net asset value(1)				45,230
Total Investments, at fair value				$251,028

The following summarizes the Company’s investment assets categorized within the fair value hierarchy as of December 31, 2025:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Debt	$-	$81,893	$121,618	$203,511
Equity/Other	10,994	138	31,437	42,569
Short Term Investments	32,803	-	-	32,803
Total	$43,797	$82,031	$153,055	$278,883
Investment measured at net asset value(1)				52,188
Total Investments, at fair value				$331,071
(1)
Certain investments that are measured at fair value using net asset value (“NAV”) have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Statements of Assets and Liabilities.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2026:

Level 3	Beginning Balance as of January 1, 2026	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2026
Debt	$121,618	$15,574	$32,873	$(260)	$1,201	$(43,764)	$226	$127,468
Equity/Other	31,437	-	6,515	1	(7,497)	(3,101)	-	27,355
Total investment assets	$153,055	$15,574	$39,388	$(259)	$(6,296)	$(46,865)	$226	$154,823

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2025:

Level 3	Beginning Balance as of January 1, 2025	Net Transfers In/Out	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Ending Balance as of September 30, 2025
Debt	$159,954	$(12,093)	$62,324	$621	$(5,413)	$(68,883)	$545	$137,055
Equity/Other	32,937	-	12,396	4,121	(2,319)	(5,189)	-	41,946
Total investment assets	$192,891	$(12,093)	$74,720	$4,742	$(7,732)	$(74,072)	$545	$179,001
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
(2)
The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2026 totaled $(6,433) consisting of the following: $1,064 related to debt investments and $(7,497) related to equity/other. The net change in unrealized depreciation relating to Level 3 assets still held at September 30, 2025 totaled $(10,748) consisting of the following: $(8,429) related to debt investments and ($2,319) relating to equity/other.

Two investments with an aggregate fair value of $3,680 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the nine months ended September 30, 2026. Eight investments with an aggregate fair value of $19,254 were transferred from Level 2 to Level 3 as a result of reduced pricing transparency during the nine months ended September 30, 2026.

Four investments with an aggregate fair value of $31,369 were transferred from Level 3 to Level 2 as a result of increased pricing transparency during the nine months ended September 30, 2025. Five investments with an aggregate fair value of $19,276 were transferred from Level 2 to Level 3 as a result of decreased pricing transparency during the nine months ended September 30, 2025.

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

The following tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025, respectively. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

As of September 30, 2026
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$82,265	Income Approach	Discount Rate	6.52% - 25.72% (14.80%)
	33,693	Market Approach	Earnings Multiple	0.23 - 10.00 (0.95)
	7,959	Recent Transaction
	2,871	Broker Quotes		$0.02 - $100.04 ($93.75)
	680	Asset Recovery	Recovery Rates	27.00% - 37.00% (32.00%)
Total Debt	$127,468

Equity / Other	$16,193	Market Approach	Earnings Multiple	0.08 - 10.00 (3.54)
	6,088	Income Approach	Discount Rate	16.50% - 18.50% (17.50%)
	3,990	Insurance Industry Model	Estimated Losses	$0.0MM - $65.0MM ($32.5MM)
	1,000	Recent Transaction
	84	Asset Recovery / Liquidation (3)
Total Equity	$27,355

As of December 31, 2025
Investment Type	Fair value	Valuation Technique(1)	Unobservable Input(1)	Range (Weighted Average)(2)
Debt	$86,912	Income Approach	Discount Rate	8.02% - 27.19% (14.95%)
	25,325	Recent Transaction
	8,386	Market Approach	Earnings Multiple	0.00 - 9.75 (0.00)
	995	Broker Quotes		$99.50 - $99.50 ($99.50)
Total Debt	$121,618

Equity / Other	$13,137	Recent Transaction
	6,659	Insurance Industry Model	Estimated Losses	$0.0MM-$65.0MM($32.5MM)
	6,474	Income Approach	Discount Rate	17.00% - 19.00% (18.00%)
	5,082	Market Approach	Earnings Multiple	0.09 - 10.00 (8.76)
	85	Asset Recovery / Liquidation (3)
Total Equity/Other	$31,437
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

In accordance with ASC 820, certain investments that do not have a readily determinable fair value and which are within the scope of Topic 946, Financial Services - Investment Companies, may be measured using NAV as a practical expedient. As of September 30, 2026 the Company held four investments valued using NAV as a practical expedient. These investments are generally restricted from withdrawal subject to the terms of each investment vehicle with withdrawals allowed no more than annually. There is no set duration for these entities.

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

As of September 30, 2026, there were $6.0 million in borrowings outstanding under the revolving line.

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

Unsecured Notes

On June 23, 2021, the Company issued $50.0 million in aggregate principal amount of 5.875% notes due 2026 (the “GECCO Notes”). On July 9, 2021, the Company issued an additional $7.5 million of the GECCO Notes upon full exercise of the underwriters’ over-allotment option. In December 2025, the Company repurchased $18.5 million of the outstanding principal on the GECCO Notes. During the three months ended March 31, 2026, the Company repurchased $0.4 million of the outstanding principal on the GECCO Notes. On March 31, 2026, the Company redeemed $20.0 million of outstanding GECCO Notes at 100% of the principal amount. On May 27, 2026, the Company redeemed the remaining $18.6 million of outstanding GECCO Notes in full.

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

On April 17, 2024, the Company issued $30.0 million in aggregate principal amount of 8.50% notes due 2029 (the “GECCI Notes”). On April 25, 2024, the Company issued an additional $4.5 million of the GECCI Notes upon full exercise of the underwriters’ over-allotment option. On July 9, 2024, we issued an additional $22.0 million in aggregate principal amount of the GECCI Notes in a direct placement. On August 19, 2026, the Company redeemed $6.5 million of outstanding GECCI Notes at 100% of the principal amount.

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

The Company may repurchase the Notes in accordance with the Investment Company Act and the rules promulgated thereunder.

Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following table:

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2016
8.25% Notes due 2020	$33,646	$6,168	N/A	$1.02

December 31, 2017
6.50% Notes due 2022 (“GECCL Notes”)	$32,631	$5,010	N/A	$1.02

December 31, 2018
GECCL Notes	$32,631	$2,393	N/A	$1.01
6.75% Notes due 2025 (“GECCM Notes”)	46,398	2,393	N/A	0.98

December 31, 2019
GECCL Notes	$32,631	$1,701	N/A	$1.01
GECCM Notes	46,398	1,701	N/A	1.01
6.50% Notes due 2024 (“GECCN Notes”)	45,000	1,701	N/A	1.00

December 31, 2020
GECCL Notes	$30,293	$1,671	N/A	$0.89
GECCM Notes	45,610	1,671	N/A	0.84
GECCN Notes	42,823	1,671	N/A	0.84

December 31, 2021
GECCM Notes	$45,610	$1,511	N/A	$1.00
GECCN Notes	42,823	1,511	N/A	1.00
GECCO Notes	57,500	1,511	N/A	1.02

December 31, 2022
GECCM Notes	$45,610	$1,544	N/A	$0.99
GECCN Notes	42,823	1,544	N/A	1.00
GECCO Notes	57,500	1,544	N/A	1.00
Revolving Credit Facility	10,000	1,544	N/A	-

December 31, 2023
GECCM Notes	$45,610	$1,690	N/A	$0.99
GECCO Notes	57,500	1,690	N/A	0.96
GECCZ Notes	40,000	1,690	N/A	0.99
Revolving Credit Facility	-	1,690	N/A	-

December 31, 2024
GECCO Notes	$57,500	$1,697	N/A	$0.99
GECCZ Notes	40,000	1,697	N/A	1.01
GECCI Notes	56,500	1,697	N/A	1.01
GECCH Notes	41,400	1,697	N/A	1.00
Revolving Credit Facility	-	1,697	N/A	-

December 31, 2025
GECCO Notes	$38,983	$1,581	N/A	$1.01
GECCI Notes	56,500	1,581	N/A	1.01
GECCH Notes	41,400	1,581	N/A	1.00
GECCG Notes	57,500	1,581	N/A	1.00
Revolving Credit Facility	-	1,581	N/A	-

As of	Total Amount Outstanding(1)	Asset Coverage Ratio Per Unit(2)	Involuntary Liquidation Preference Per Unit(3)	Average Market Value Per Unit(4)
September 30, 2026
GECCI Notes	50,000	$1,663	N/A	1.01
GECCH Notes	41,400	1,663	N/A	1.00
GECCG Notes	57,500	1,663	N/A	0.99
Revolving Credit Facility	6,000	1,663	N/A	-
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

As of September 30, 2026, the Company’s asset coverage ratio was approximately 166.3%.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the indenture.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$3,193	$4,080	$10,454	$11,808
Amortization of deferred offering costs	357	464	1,165	1,305
Deferred offering costs expensed at time of redemption	142	941	197	941
Total	$3,692	$5,485	$11,816	$14,054
Weighted average interest rate (1)	9.48%	10.38%	9.09%	9.26%
Average outstanding balance	$154,960	$209,683	$173,758	$202,944
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

	September 30, 2026
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCI Notes	50,000	50,000	50,010
Unsecured Debt - GECCH Notes	41,400	41,400	41,301
Unsecured Debt - GECCG Notes	57,500	57,500	56,764
Total	$148,900	$148,900	$148,075

	December 31, 2025
Facility	Commitments	Borrowings Outstanding	Fair Value
Unsecured Debt - GECCO Notes	$38,983	$38,983	$38,983
Unsecured Debt - GECCI Notes	56,500	56,500	56,776
Unsecured Debt - GECCH Notes	41,400	41,400	41,648
Unsecured Debt - GECCG Notes	57,500	57,500	57,562
Total	$194,383	$194,383	$194,969

6. CAPITAL ACTIVITY

The Board of Directors authorized a repurchase program, whereby the Company may repurchase up to $10.0 million of its outstanding common shares. Such repurchases may be accomplished through a Rule 10b5-1 plan, which sets certain restrictions on the method, timing, price, and volume of share repurchases. The repurchase program does not obligate the Company to acquire any specific number of shares. During the nine months ended September 30, 2026, the Company purchased 108,418 shares under the buyback program at a weighted average price of $4.98 per share.

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

On May 6, 2025, we and GECM entered into an Equity Distribution Agreement (the “Agreement”) with Lucid Capital Markets, LLC (the “Agent”), under which we may issue and sell through the Agent, from time to time, shares of our common stock, having an aggregate offering price of up to $100,000,000 (the “Offering”), pursuant to an effective shelf registration statement on Form N-2 (Registration No. 333-283503), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2024. We filed a prospectus supplement with the SEC on May 6, 2025 in connection with the Offering. Sales of the common stock, if any, will be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Subject to the terms of the Agreement, the Agent is not required to sell any specific amount, but will act as the Company's agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Company will pay the Agent a commission rate of up to 2.0% of the gross sales price of any share of common stock sold under the Agreement. The sales price per share of the common stock sold in the Offering, less the Agent’s commission, will not be less than the NAV per share of the common stock at the time of such sale. GECM or an affiliate of GECM may, from time to time and in their sole discretion, contribute proceeds necessary to ensure that no sales are made at a price below the then-current NAV per share. As of September 30, 2026, the Company has sold 1,163,753 shares for gross proceeds of $13.2 million at an average price of $11.45 per share for aggregate net proceeds of $13.0 million (net of transaction costs less than $0.2 million).

7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2026, the Company had approximately $1.3 million in unfunded commitments to provide financing to certain of its portfolio companies as follows:

Portfolio Company & Investment	Unfunded Commitments
Activ8 Health, LLC - DDTL	$1,304
Total	$1,304

To the degree applicable, unrealized gains or losses on these commitments as of September 30, 2026 are included in the Company’s Statements of Assets and Liabilities and the corresponding Schedule of Investments. The Company believes that it had sufficient cash and other liquid assets on its balance sheet to satisfy the unfunded commitments. In addition, the Company has the ability to draw on its revolving line of credit to manage cash flows. The Company has considered the net decrease in net assets and positive cash flows from operations and has concluded that it has the ability to meet its obligations in the ordinary course of business based upon an evaluation of its cash position and sources of liquidity.

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

9. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

	For the Nine Months Ended September 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$8.07	$11.79
Net investment income	0.85	1.09
Net realized gains (loss)	0.24	0.58
Net change in unrealized appreciation (depreciation)	(0.99)	(2.50)
Net increase (decrease) in net assets resulting from operations	0.10	(0.83)
Issuance of common stock	-	0.16
Accretion from share buybacks	0.03	-
Distributions declared from net investment income(2)	(0.80)	(1.11)
Net increase (decrease) resulting from transactions with common stockholders	(0.77)	(0.95)
Net asset value, end of period	$7.40	$10.01
Per share market value, end of period	$5.28	$10.67

Shares outstanding, end of period	13,889,750	13,998,168
Total return based on net asset value(3)	1.57%	(6.34)%
Total return based on market value(3)	(12.99)%	1.37%

Ratio/Supplemental Data:
Net assets, end of period	$102,719	$140,098
Ratio of total expenses to average net assets (4),(5),(6)	21.39%	23.16%
Ratio of net investment income to average net assets(4),(5),(6)	13.82%	13.19%
Portfolio turnover	33%	39%
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
(4)
Average net assets used in ratio calculations is calculated using monthly ending net assets for the period presented. For the nine months ended September 30, 2026 and 2025 average net assets were $110,617 and $137,626, respectively.
(5)
The ratio of incentive fees to average net assets was (1.51)% and 1.90% for the nine months ended September 30, 2026 and 2025, respectively. The calculation includes the impact of the incentive fee waivers.
(6)
Annualized for periods less than one year.

10. AFFILIATED AND CONTROLLED INVESTMENTS

Affiliated investments are defined by the Investment Company Act, whereby the Company owns between 5% and 25% of the portfolio company’s outstanding voting securities and the investments are not classified as controlled investments. The aggregate fair value of non-controlled, affiliated investments at September 30, 2026 represented 8% of the Company’s net assets.

Controlled investments are defined by the Investment Company Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities or maintains the ability to nominate greater than 50% of the board representation. The aggregate fair value of controlled investments at September 30, 2026 represented 79% of the Company’s net assets.

Fair value as of September 30, 2026 along with transactions during the nine months ended September 30, 2026 in these affiliated investments and controlled investments were as follows:

	For the Nine Months Ended September 30, 2026
Issue(1)	Fair value at December 31, 2025	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Fair value at September 30, 2026	Interest Income	Fee Income	Dividend Income
Non-Controlled, Affiliated Investments
PFS Holdings Corp.
Common Equity (5.05% of class)	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

Universal Fiber Systems, LLC
1st Lien, Secured Loan	5,781	1,388	4,795	-	114	2,488	381	-	-
Preference Shares (4.66% of class)	-	5,515	1,237	1	(210)	4,069	-	-	-
Class A-1 Common (5.38% of class)	-	-	-	-	1,687	1,687	-	-	-
Common Equity (5.66% of class)	4,535	-	-	-	(4,535)	-	-	-	-
Common Equity (0.79% of class)	-	-	-	-	-	-	-	-	-
Common Equity (2.37% of class)	-	-	-	-	-	-	-	-	-
	10,316	6,903	6,032	1	(2,944)	8,244	381	-	-

Totals	$10,316	$6,903	$6,032	$1	$(2,944)	$8,244	$381	$-	$-

Controlled Investments
Great Elm Specialty Finance, LLC
Subordinated Note	25,325	5,550	-	-	-	30,875	2,681	-	-
Equity (87.5% of class)	13,137	-	-	-	(2,839)	10,298	-	-	483
	38,462	5,550	-	-	(2,839)	41,173	2,681	-	483

CLO Formation JV, LLC
Equity (71.25% of class)	41,425	-	-	-	(7,140)	34,285	-	-	7,279
	41,425	-	-	-	(7,140)	34,285	-	-	7,279

Alpha Edison Quantum II, LLC
Equity (94.32% of class)	-	5,900	-	-	-	5,900	-	-	-
	-	5,900	-	-	-	5,900	-	-	-

Totals	$79,887	$11,450	$-	$-	$(9,979)	$81,358	$2,681	$-	$7,762
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

In accordance with SEC Regulation S-X (“S-X”) Rules 3-09 and 4-08(g), the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered to be “significant subsidiaries.” After performing this analysis, the Company determined that CLO Formation JV, LLC (“CLO JV”) and Great Elm Specialty Finance, LLC (“GESF”) are significant subsidiaries for the nine months ended September 30, 2026 under at least one of the conditions of S-X Rule 1-02(w).

Selected unaudited financial information of CLO JV for the nine months ended September 30, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	484	2,701	5,822	9,035
Total Expenses	15	(33)	32	57
Net Income	469	2,734	5,790	8,978

Realized Gain (Loss)	-	-	-	(410)
Unrealized Gain (Loss)	(1,982)	(5,129)	(5,595)	(6,817)
Net Results	(1,513)	(2,395)	195	1,751

Selected unaudited financial information of GESF for the nine months ended September 30, 2026 and 2025 has been included below:

Statement of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gross revenues	342	865	8,503	6,746
Other income (expense)	(1,717)	1,085	(8,835)	(5,625)
Net profit (loss) from operations	(1,375)	1,950	(332)	1,121

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

The Board set distributions for the quarter ending December 31, 2026 at a rate of $0.25 per share. The full amount of each distribution will be from distributable earnings. The distribution will be payable on December 31, 2026 to stockholders of record as of December 15, 2026. The distribution will be paid in cash.

From October 1, 2026, through October 30, 2026, the Company repurchased 241,235 shares at an average price of $4.95 per share, or approximately $1.2 million in total, including commissions.